Form 10-Q
period 1994-04-23
VILLAGE SUPER MARKET INC
filed 1994-06-06
CIK 103595

                      FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 23, 1994
                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-2633


                   VILLAGE SUPER MARKET, INC.
- - -----------------------------------------------------------------

(Exact name of registrant as specified in its charter)


NEW JERSEY                                22-1576170
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)


733 Mountain Avenue, Springfield, New Jersey      07081
(Address of principal executive offices)      (Zip Code)

(201 467-2200
Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.


Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

                                             June 1, 1994
Class A, Common Stock, No Par Value          1,315,800 Shares
Class B, Common Stock, No Par Value          1,594,076 Shares

                     VILLAGE SUPER MARKET, INC.

                              INDEX

Part I                                                  Page No.

Financial Information
Item 1.    Financial Statements

  Consolidated Condensed Balance Sheets -
    April 23, 1994 and July 31, 1993 . . . . . . . . . . .  3

  Consolidated Condensed Statements of
    Income - Thirty-eight and Thirteen Weeks Ended
    April 23, 1994 and April 17, 1993. . . . . . . . . . .  4

  Consolidated Condensed Statements of
    Cash Flows - Thirty-eight Weeks
    Ended April 23, 1994 and April 17, 1993  . . . . . .  . 5

  Notes to Consolidated Condensed Financial
    Statements . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations . . . . . . . . . . . . . . . . . . . . . . 7-9

Part II

Other Information

  Item 2. Change in Securities . . . . . . . . . . . . . .  10

  Item 3. Defaults upon Senior Securities. . . . . . . . .  10

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . .  10

  Signatures . . . . . . . . . . . . . . . . . . . . . . .  11

  Exhibit 99(a). . . . . . . . . . . . . . . . . . . . . .  12

  Exhibit 99(b). . . . . . . . . . . . . . . . . . . . . .  13

  Exhibit 4(a) . . . . . . . . . . . . . . . . . . . . . .  14



                       Part I. FINANCIAL INFORMATION
                       Item 1. FINANCIAL STATEMENTS
                         VILLAGE SUPER MARKET,INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)

                              April 23, 1994   July 31, 1993
                         ASSETS
Current assets
  Cash and cash equivalents         $  1,540       $   6,619
  Merchandise inventories             26,715          26,246
  Patronage dividend receivable        2,449           2,950
  Miscellaneous receivables            3,715           4,852
  Prepaid expenses                       490             569
    Total current assets              34,909          41,236

Property, equipment and fixtures,net  71,496          74,131

Investment in related party            9,396           9,055

Goodwill, net                         11,226          11,404

Other intangibles, net                 3,112           3,299

Other assets                           1,622           2,262

    Total assets                    $131,761       $ 141,387
                                    ========       =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt $   5,300      $   5,179
 Long term debt reclassified current  22,100             --
 Accounts payable to related party    23,566         23,400
 Accounts payable and accrued exp     11,803         14,522
  Deferred income taxes                  535            438

     Total current liabilities        63,304         43,539

Long-term debt, less current portion  11,399         39,470
Deferred income taxes                  4,386          5,148
Shareholders' equity
 Class A common stock - no par value,
 issued 1,762,800 shares (including
 447,000 in treasury at April 23, 1994
 and July 31, 1993)                   18,127         18,127
 Class B common stock - no par value
 1,594,076 shares issued and
 outstanding                           1,037          1,037
  Retained earnings                   39,693         40,251
  Less cost of treasury shares        (6,185)        (6,185)

     Total shareholders' equity       52,672         53,230

     Total liabilities and
     shareholders' equity          $ 131,761      $ 141,387
                                    =========      =========

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Execpt Per Share Amounts)

                    13 Week End   13 Week End   38 Week End   38 Week End
                    Apr 23,1994   Apr 17,1993   Apr 23 1994   Apr 17,1993
Sales                $  171,776   $   169,431   $  507,228    $  510,056
Cost of sales           129,930       128,190      383,545       386,088
Gross margin             41,846        41,241      123,683       123,968
Operating and
administrative expense   40,402        37,698      115,663       113,232
Depreciation and
amortization expense      2,098         2,200        6,420         6,613
Operating income (loss)   ( 654)        1,343        1,600         4,123
Interest expense            931         1,041        2,815         3,223
Gain (loss) on disposal
 of assets                 (300)         ---          (381)        1,703
Income (loss) before
 provision for income
 taxes and cumlative
 efffect of accounting
 change                  (1,885)         302        (1,596)        2,603
Provision for income tax
 expense (benefit)         (754)         120          (638)        1,040
Income (loss) before
 cumulative effect of
 acccounting change      (1,131)         182          (958)        1,563
Cumulative effect as of July
 31, 1993 of change in method
 of accounting for income
 taxes                      ---          ---           400           ---

Net income (loss)     $  (1,131)    $    182     $    (558)   $    1,563
                      ==========   =========     ==========    =========
Net income (loss) per share:
 Weighted average
 number of common shares
 outstanding          2,909,876    2,909,876      2,909,876    2,909,876

Income (loss) before
 cumulative effect
 of accounting change $   (.39)    $     .06     $    (.33)    $     .54

Cumulative effect of
 accounting change         ---          ---            .14           ---

Net income (loss)    $    (.39)    $     .06     $    (.19)    $     .54
                     ==========    ==========    ===========   =========

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)

                                            38 Weeks Ended   38 Weeks Ended
                                            April 23, 1994   April 17, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             $   (558)       $  1,563
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Cumulative effect of accounting change            (400)            ---
Depreciation and amortization                    6,420           6,613
Provision to value inventories at LIFO             500             300
(Gain) loss on disposal of assets                  381          (1,703)
Changes in assets and liabilities:
 (Increase) decrease in inventory                 (969)            697
 Decrease in patronage dividend receivable         501             707
 Increase(decrease in misc. receivables          1,137          (1,300)
 Decrease in prepaid expenses                       79             ---
 Decrease in other assets                          640             266
 Increase (decrease) in accounts payable to
  related party                                    166          (1,330)
 (Decrease) in accounts payable
  and accrued expenses                          (2,719)           (766)
 (Decrease) in income taxes payable             (  265)           (240)
Net cash provided by operating activities        4,913           4,807

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                           (3,859)         (1,302)
 Investment in related party                      (341)           (450)
 Proceeds from sale of asssets, net                 58           2,235
Net cash provided (used)
 in investing activities                        (4,142)            483

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt        10,000             ---
Principal payments of long-term debt           (15,850)         (3,853)
Net cash used by financing activities          ( 5,850)         (3,853)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   ( 5,079)          1,437

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             6,619           5,324

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   1,540       $   6,761
                                             =========       =========

See accompanying notes to consolidated condensed financial statements.

                   VILLAGE SUPER MARKET, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of April 23, 1994 and July 31, 1993 and the results of operations and cash flows for the thirty-eight and thirteen weeks ended April 23, 1994 and April 17, 1993.
     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 31, 1993 Village Super Market, Inc. Annual Report.
  Effective August 1, 1993, the Company adoped FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determinded based on differences between financial reporting and tax bases of assets and liabilties and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
  As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. There was no effect from the change in accounting on pretax income for the thirty-eight and thirteen weeks ended April 23, 1994. The cumulative effect of the change increased net income by $400,000 ($.14 per share) in the quarter ended October 23, 1993.
2. The results of operations for the thirty-eight weeks ended April 23, 1994 are not necessarily indicative of the results to be expected for the full year.
3. At both April 23, 1994 and July 31, 1993 approximately 66% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory,
inventories would have been   $6,311,000 and $5,811,000 higher than reported
at April 23, 1994 and July 31, 1993, respectively.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
- - ------------------------------------------------------------------------------
RESULTS OF OPERATIONS

  Sales for the third quarter of fiscal 1994 were $171,776,000, an increase of 1.4% from the third quarter of the prior year. Same store sales increased 2.8% this quarter, which was partially offset by lower sales from closed stores. Same store sales increased in the third quarter as a result of additional promotional spending and possibly some improvement in the local economy. Sales for the thirty-eight weeks ended April 23, 1994 were $507,228,000, a slight decrease from the prior year. Same store sales increased 1.7% in this period, which was offset by stores closed since a year ago.
  Gross margins as a percentage of sales for both the quarter and thirty-eight weeks ended April 23, 1994 were 24.4% compared with 24.3% in both corresponding prior year periods. High levels of sale item penetration and price competition in the marketplace have prevented further increases in gross margins.
  Store operating and administrative expenses as a percentage of sales for the quarter and thirty-eight weeks ended April 23, 1994 were 23.5% and 22.8%, respectively, compared with 22.2% in the corresponding prior year periods.
The principal reason for these increases was the higher level of promotional spending, chiefly couponing, which began in the second quarter and increased further in the third quarter. Although the additional promotional spending was partially responsible for the increase in same store sales, a larger sales increase was expected in order to offset the cost of these coupons. Inclement weather contributed to the lower than expected sales and also increased snow removal costs. In addition, fringe benefit costs increased.
  Interest expense decreased in both the quarter and nine month period in fiscal 1994 due to lower debt levels and lower interest rates.
  A net loss of $81,000 on the sale of the Morristown store was recorded in the first quarter of fiscal 1994. An additional loss of $300,000 was recorded in the current quarter due to the failure of the Company's former sub-lessee to make required rent payments. The prior year nine month results include a pretax gain of $1,703,000 on the sale of the Kingston store.

LIQUIDITY AND FINANCIAL RESOURSES

  On March 29, 1994 the Company replaced its expired $20,000,000 revolving/term loan agreement with a new $30,000,000 loan agreement with two banks. The new agreement consists of a $10,000,000 term loan, a $12,000,000 revolving loan and a $8,000,000 convertible revolving loan. At April 23, 1994 the only balance outstanding on this facility was the $10,000,000 term loan bearing interest at 8.49%, with monthly principal payments of $55,555 being August 1, 1994 and a final principal payment of $5,555,556 due April 1, 2001.
  The $12,000,000 revolving loan, which can be used for any purpose except new store construction, matures March 31, 1997. Any balances outstanding carry interest at prime or libor based interest rates at the Company's option.
  The $8,000,000 convertible revolving loan is to be used only for capital expenditures. Any amounts outstanding on this loan carry interest at either fixed rates or prime or libor based interest rates at the Company's option. Amounts may be borrowed through December 31, 1995. Principal repayments are required based on the amounts borrowed with a loan maturity date of January 1, 2001.
  At April 23, 1994 the Company does not meet the required interest coverage ratio in this loan agreement. This constitutes an event of default under this loan agreement. The Company is engaged in discussions with the two banks regarding this situation. Without the further consent of the banks the Company will not be allowed to borrow under the $8,000,000 convertible revolving loan portion of the credit facility.
  The Company also fails the current ratio required in another loan agreement, which is an event of default. In addition the Company does not meet a required coverage ratio in this agreement. Without a waiver, this would prevent the Company from borrowing additional funds, executing new leases or declaring dividends. Discussions are also underway with this lender.
  As a result of the events of default described above, the Company has reclassified $22,100,000 of long term debt as a current liability in the April 23, 1994 balance sheet. There is no indication at this time that any of the three lenders intend to request immediate payment of these amounts.

  Current liabilities exceed current assets by $28,395,000 at April 23, 1994 as compared to $2,303,000 at July 31, 1993. The current ratio decreased to .55 at April 23, 1994 compared to .95 at July 31, 1993. These two changes are primarily attributable to the reclassification of long term debt to current liabilities in the amount of $22,100,000 discussed above.
  The Company is currently in the process of remodeling two stores. A remodel and expansion of an additional store is planned to begin shortly. A planned expenditure for 1994 had been the purchase of land for a new superstore. As this store has not yet received planning board approval, this expenditure has been rescheduled for fiscal 1995.

PART II
                                     OTHER INFORMATION

Item 2.  Changes in Securities.

       On March 29, 1994 the Company entered into a $30,000,000 loan agreement with two banks. The new bank agreement requires that the Company maintain minimum levels of tangible net worth, interest and fixed charge coverage ratios and maximum debt to tangible net worth ratios and capital expenditure levels. Payment of dividends is also limited to 20% of the excess of net income above $1,000,000 if all other financial covenants are met.

Item 3.                             Defaults Upon Senior Securities.

       At April 23, 1994 the Company is not in compliance with the required interest coverage ratio in the new loan agreement. This constitutes an event of default. The Company is engaged in discussions with the two banks regarding this situation.
       The Company also fails the current ratio required in another loan agreement, which is an event of default. In addition, the Company does not meet a fixed charge coverage ratio in this agreement. Without a waiver, this would prevent the Company from borrowing additional funds, executing new leases or declaring dividends. Discussions are also underway with this lender.
       Each of these two agreements are cross defaulted with the other agreement. There is no indication at this time that any of the three lenders intend to request immediate payment of the loan amounts outstanding.

Item 6.  Exhibits and Reports on Form 8-K

    6(a)Exhibits:
         Exhibit  4(a)  Loan Agreement dated March 29, 1994
         Exhibit 99(a)  Press Release dated May 24, 1994.
         Exhibit 99(b)  Second Quarter Report to Shareholders

     6(b)  Reports on form 8-K.
           None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Village Super Market, Inc.
                                    Registrant




Date: June 2, 1994                  /s/  Perry Sumas
                                    Perry Sumas (President)





Date: June 2, 1994                  /s/  Kevin R. Begley
                                    Kevin R. Begley
                                    (Chief Financial Officer)