Form 10-K
period 1994-07-30
VILLAGE SUPER MARKET INC
filed 1994-10-28
CIK 103595

<PAGE 1>
                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]. For the fiscal year ended July 30, 1994.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the transition period from ______ to ___________.

Commission file Number 0-2633

                          VILLAGE SUPER MARKET, INC.
            (Exact name of registrant as specified in its charter)

New Jersey                                             22-1576170
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

733 Mountain Avenue, Springfield, New Jersey           07081
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (201)-467-2200

         Securities registered pursuant of Section 12 (b) of the Act:
Title of Each Class                     Name of Each Exchange on Which
Registered
None                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                      CLASS A COMMON STOCK, NO PAR VALUE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $8,129,296, and the aggregate market value of the Class B common stock held by non-affiliates was approximately $1,200,376 (based upon the closing price of the Class A shares on the Over the Counter Market on October 11, 1994).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

		                                       Outstanding at
Class                                    October 24, 1994
Class A common stock, no par value       1,315,800 Shares
Class B common stock, no par value       1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 1994 Annual Report to Shareholders and the 1994 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 9,1994 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.

<PAGE 2>
 Part I
                             ITEM I.  BUSINESS
GENERAL

 The Company operates a chain of 21 ShopRite supermarkets, 15 of which are located in northern New Jersey, 1 of which is in northeastern Pennsylvania and 5 of which are in the southern shore area of New Jersey.
 In addition, the Company operates two former ShopRite stores under a "Village Market" format as described below. The Company's membership in Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name, provides the Company many of the economies of scale in purchasing, distribution and advertising associated with chains of greater size and geographic reach. The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

 The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on development of superstores, which, in addition to their larger size (an average of 50,000 total square feet, including office and storage space, compared with an average of 30,000 total square feet for conventional supermarkets), feature such higher margin specialty service departments as an on-site bakery, an expanded delicatessen, a fresh seafood section and, in most cases, a prescription pharmacy. Superstores also offer an expanded selection of higher margin non-food items such as cut flowers, health and beauty aids, greeting
cards, videocassette rentals and small appliances.   The two most recent
superstores also include a warehouse section featuring products in giant sizes. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

 Product Categories              Fiscal Year Ended In July
                                  1992    1993   1994
 Groceries                        44.4%   44.2%  44.0%
 Dairy and Frozen                 15.5    15.8   15.7
 Meats                            11.2    11.1   11.1
 Non-Foods                         9.4     9.2    9.2
 Produce                           9.1     9.4    9.3
 Delicatessen                      4.5     4.1    4.1
 Seafood                           1.9     2.0    1.9
 Pharmacy                          2.3     2.5    2.8
 Bakery                            1.4     1.6    1.6
 Other                              .3      .1     .3
                                 100.0%  100.0% 100.0%

 Number of superstores              20      19     18
 Selling square feet
  represented by superstores        80%     82%    82%

<PAGE 3>

 Because of its increased size and broader product mix, a superstore can satisfy a greater percentage of a customer's weekly shopping needs and, as a result, the typical superstore generally has a higher volume of sales per square foot and sales per customer than a conventional supermarket. In addition, because of their greater total sales volume and increased percentage of their sales allocable to higher margin items, superstores generally operate more profitably than conventional supermarkets.

 A variety of factors affect the profitability of each of the Company's stores including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to decide whether they should be closed. Accordingly, the Orange, Maplewood, Kingston, Morristown and Easton stores have been sold since December 1991. In addition, two stores were converted to a "Village Market" format designed to reduce costs and increase margins in lower volume locations.

 The Company operates a separate liquor store adjacent to one Company supermarket.

DEVELOPMENT AND EXPANSION

 The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. The Company completed one major expansion and remodel in fiscal 1994 and two smaller expansions. The Company has budgeted $8,000,000 for capital expenditures in fiscal 1995. The major planned expenditures are the expansion and remodel of the Chester store and the beginning of the expansion of the Absecon store.

 In the last five years, the Company has added one new store and completed five remodels. The Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with increased governmental regulations, including sewage moratoriums and environmental cleanup regulations effecting sites and the lack of recent activity by real estate developers, the Company has been unable to open the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.

<PAGE 4>

WAKEFERN

 The Company is the second largest member of Wakefern (owning 17.2% of Wakefern's outstanding stock) and two of the Company's principal shareholders were founders of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 30 individual member companies and 180 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, purchase their product requirements and participate in ShopRite advertising and promotional programs and its computerized purchasing, warehousing and distribution services.

 The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing on a cooperative basis, and ShopRite advertising and promotional programs. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in those customers' decisions about where to shop. In addition, Wakefern can purchase large quantities and varieties of products at favorable prices which it can then pass on to its members. These benefits are important to the Company's success.

 Wakefern distributes as a "patronage dividend" to each of its stockholders a share of the earnings of Wakefern in proportion to the dollar volume of business done by the stockholder with Wakefern during each fiscal year.

 While Wakefern has a substantial professional staff, it operates as a member cooperative. Executives of most members make contributions of time to the business of Wakefern. Senior executives of the Company spend a significant amount of their time working on various Wakefern committees which oversee and direct Wakefern purchases and other programs.

 Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff. Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members by various formulas which distribute advertising costs in accordance with the estimated proportional benefits to each member from such advertising. The Company also places Wakefern developed materials with local newspapers.

 Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey; Dayton, New Jersey; Wallkill, New York; and South Brunswick, New Jersey. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also makes unapproved changes in control of the Company and sale of the

 <PAGE 5>

Company or of individual Company stores, except to a qualified successor, financially prohibitive by requiring the Company in such cases to pay Wakefern the profit contribution shortfall attributable to the sale of store or change in control. Such payments were waived by Wakefern in connection with the sale of the Orange, Maplewood, Kingston and Morristown stores. A "qualified successor" must be or agree to become a member of Wakefern and may not own or operate any supermarkets other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

 Wakefern, under circumstances specified in its bylaws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any member. Such circumstances include certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, the material breach by a member of any provision of the bylaws of Wakefern or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such member would adversely affect Wakefern.

 Any material change in Wakefern's method of operation or a termination or material modification of the Company's relationship with Wakefern following expiration of the above agreements or otherwise (none of which are contemplated or considered likely) might have an adverse impact on the conduct of the Company's business and could involve additional expense for the Company. The failure of any Wakefern member to fulfill its obligations under these agreements or a member's insolvency or withdrawal from Wakefern could result in increased costs to remaining members.

 Wakefern owns and operates 23 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

 Wakefern does not prescribe geographical franchise areas to its members. The specific locations at which the Company, other members of Wakefern or Wakefern itself may open new units under the ShopRite name are, however, subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not employees or members of Wakefern and from whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and projections of the impact of the proposed market on existing member supermarkets in the area.

 Each member's Wakefern stock (including the Company's) is pledged to Wakefern to secure all of that member's obligations to Wakefern.

<PAGE 6>

Moreover, every owner of 5% or more of the voting stock of a member (including six members of the Sumas family) must personally guarantee prompt payment of all amounts due Wakefern from that member. Wakefern does not own any securities of the Company or its subsidiaries.

 Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the per-store capital contributions required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. The Company is required to invest approximately $1,065,000 over approximately the next four years.

TECHNOLOGY

 The Company considers automation and computerization important to its operations and competitive position. All stores have scanning checkout systems that improve pricing accuracy, enhance productivity and reduce checkout time for customers. Over the last three years, the company installed IBM RS/6000 computers and satellite communications in each store. Using the RS/6000 system, the Company offers customers debit and credit card payment options in all stores. In addition, the Company is utilizing a computer generated ordering system in ten stores, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.

 The Company's commitment to advanced scanning systems has enabled it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scanable Price Plus card. In addition, the Company began using Clip Less coupons in 1994. Customers need only present their Price Plus card to receive the value of our in-ad coupons. Also, target marketing programs using this technology are presently being developed. The Company is currently in the process of converting our customers separate Price Plus and check cashing cards to a single universal card. In addition to customer convenience, the new card provides the Company with improved ability to limit the acceptance of bad checks.

 The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern in order to provide equivalent cost and retail price control over these products. Six stores have implemented CAO (Computer Assisted Ordering), which uses hand held terminals to read UPC codes on shelf tags to re-order products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In certain stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, a substantial majority of the Company's stores have computerized time and attendance and work scheduling systems and several also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste

<PAGE 7>

heat generated by refrigeration equipment for heating and other purposes.

COMPETITION

 The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, drug stores, discount department stores and convenience stores. The principal methods of competition utilized by the Company are low pricing, courteous, quick service to the customer, quality products and consistent availability of a wide variety of merchandise including the ShopRite private label. The Company believes its regional focus and the continuity of its management by the Sumas family permit it to operate with greater flexibility in tailoring the products offered in each store to the demographics of the communities they serve as compared to national and larger regional chains. The Company's principal competitors are Pathmark, A & P, Foodtown, King's, Grand Union and Acme. Many of the Company's competitors have financial resources substantially greater than those of the Company.

LABOR

 As of October 6, 1994, the Company employed approximately 3,800 persons, of whom approximately 2,300 worked part-time. Approximately 85% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993 which was settled with a new four year
contract.   A contract with one large union expires December 31, 1994.
Most of the Company's competitors in New Jersey are similarly unionized.

REGULATORY ENVIRONMENT

 While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 1995 and 1996.

ITEM 2.  PROPERTIES

 The Company owns the sites of five of its supermarkets (containing 304,000 square feet of total space), all of which are free-standing stores, except the Egg Harbor store, which is part of a shopping center. The Company also owns the site of the former Easton and Maplewood stores. The Maplewood property is leased to another operator and the

<PAGE 8>

Easton store is currently being marketed. The remaining eighteen supermarkets (containing 792,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Eleven of these leased stores are located in strip shopping centers and the remaining seven are free-standing stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 1997. The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 30, 1994 was approximately $6,100,000. The Company is a limited partner in two partnerships, each of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a general partnership that is a lessor of one of the Company's free-standing supermarkets.

ITEM 3.  LEGAL PROCEEDINGS

 No material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters submitted to shareholders in the fourth quarter.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

 In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III, Item 10, the following is provided with respect to executive officers who are not directors:

NAME             AGE      POSITION WITH THE COMPANY

Carol Lawton      51      Vice President and Assistant Secretary since
                          1983; responsible for administration of
                          headquarters staff.

Frank Sauro       36      General Counsel since April 1988.
                          Mr. Sauro is a member of the New Jersey
                          Bar.

Kevin Begley      36      Chief Financial Officer since December 1988.
                          Mr. Begley is a Certified Public Accountant.

<PAGE 9>
                             PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


  The information required by this Item is incorporated by reference from Information appearing on Page 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 1994.

ITEM 6.  SELECTED FINANCIAL DATA


  The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The information required by this Item is incorporated by reference from Information appearing on Pages 4 and 5 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 1994.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 6 to 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None.


<PAGE 10>


                                          PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 1994, in connection with its Annual Meeting scheduled to be held on December 9, 1994.


ITEM 11.  EXECUTIVE COMPENSATION


  The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 1994, in connection with its Annual Meeting scheduled to be held on December 9, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 1994, in connection with its annual meeting scheduled to be held on December 9, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 1994, in connection with its annual meeting scheduled to be held on December 9, 1994.








<PAGE 11>

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)  1.  Financial Statements

      Consolidated Balance Sheets - July 30, 1994 and July 31, 1993 Consolidated Statements of Operations - years ended
        July 30, 1994; July 31, 1993 and July 25, 1992
      Consolidated Statements of Shareholders' Equity - years ended
        July 30, 1994; July 31, 1993 and July 25, 1992
      Consolidated Statements of Cash Flows - years ended
        July 30, 1994; July 31, 1993 and July 25, 1992
      Notes to consolidated financial statements

      The financial statements above and Independent Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 30, 1994.

                                                             PAGE

     2.   Financial Statement Schedules
      Independent Auditors' Report on Schedules . . . . . . .  13

      Schedule V  - Property, Equipment and Fixtures. . . . .  14

      Schedule VI - Accumulated depreciation and
                    amortization of property,
                    equipment and fixtures. . . . . . . . . .  15


   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.












<PAGE 12>


3.  Exhibits

                                                    EXHIBIT INDEX

    Exhibit No. 3 - Certificate of Incorporation and By-Laws *

    Exhibit No. 4 - Instruments defining the rights of security holders;

          4.1  Note Purchase Agreement dated August 20, 1987 *
          4.2  Loan Agreement dated March 29, 1994*
          4.3  Amendment No. 1 to Loan Agreement

    Exhibit No. 10 - Material Contracts:

         10.1  Wakefern By-Laws *
         10.2 Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp. *
         10.3  Voting Agreement dated March 4, 1987 *
         10.4  1987 Incentive and Nonstatutory Stock Option Plan *



    Exhibit No. 13   - Annual Report to Security Holders

    Exhibit No. 28 a - Press release dated October 6, 1994

    Exhibit No. 28 b - Third Quarter Report to Shareholders

    Exhibit No. 22   - Subsidiaries of Registrant

    Exhibit No. 23   - Consent of KPMG Peat Marwick LLP



* The following exhibits are incorporated by reference from the following previous filings:

    Form 10-K for 1993: 3, 4.1, 10.1, 10.2, 10.3 and 10.4
    Form 10-Q for April 23, 1994: 4.2

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1994.


<PAGE 13>



                       Independent Auditor's Report on
                        Financial Statement Schedules



The Board of Directors
Village Super Market, Inc.:

Under date of September 30, 1994, except as to note 5, which is as of October 21, 1994, we reported on the consolidated balance sheets of Village Super Market, Inc. as of July 30, 1994 and July 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 30, 1994 as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                  KPMG Peat Marwick LLP
Short Hills, New Jersey
September 30, 1994, except as
 to note 5, which is as of
 October 21, 1994

<PAGE 14>

                      VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
                       SCHEDULE V - PROPERTY, EQUIPMENT AND FIXTURES

Col. A                   Col. B       Col. C       Col. D          Col. E
                         Balance at                                Balance
                         Beginning    Additions                    at end
Classification           of Period    at Cost      Retirements     of Period

Fifty-two weeks ended
 July 30, 1994
 Land                   $  7,928,028 $  100,000  $        --   $  8,028,028
 Buildings                34,000,548    337,075           --     34,337,623
 Store Fixtures &
  equipment               55,024,926  2,978,566    1,107,894     56,895,598
 Leasehold improvement    11,246,225  1,956,927       17,447     13,185,705
 Leased property
  under capital lease     15,182,532         --    1,481,933     13,700,599
 Vehicles                    883,644    101,910      133,458        852,096
 Construction in
 progress                    231,160    499,336           --        730,496
                        $124,497,063 $5,973,814   $2,740,732   $127,730,145


Fifty-three weeks ended
July 31, 1993
 Land                   $  7,878,028 $   50,000   $       --   $  7,928,028
 Buildings                33,899,911    100,637           --     34,000,548
 Store fixtures &
  equipment               56,248,734  1,323,522     2,547,330    55,024,926
 Leasehold improvements   11,355,257    146,436       255,468    11,246,225
 Leased property
  under capital leases    15,182,532         --            --    15,182,532
 Vehicles                    905,669    125,003       147,028       883,644
 Construction in
       progress                   --    231,160            --       231,160
                        $125,470,131 $1,976,758    $2,949,826  $124,497,063


Fifty-two weeks ended
 July 25, 1992
  Land                  $  3,897,025 $3,981,003    $       --  $  7,878,028
  Buildings               25,157,367  8,837,299        94,755    33,899,911
  Store Fixtures &
    equipment             54,734,365  6,116,977     4,602,608    56,248,734
  Leasehold improvements  11,290,555    643,899       579,197    11,355,257
  Leased property
   under capital lease    15,182,532         --           --     15,182,532
  Vehicles                   920,169    116,212       130,712       905,669
  Construction in
       progress            5,201,003  5,201,003           --            --
                        $116,383,016$14,494,387   $ 5,407,272  $125,470,131


<PAGE 15>

                 VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES

                 SCHEDULE VI - ACCUMULATED DEPRECIATION AND
              AMORTIZATION OF PROPERTY, EQUIPMENT AND FIXTURES

Col. A                 Col. B        Col. C         Col. D         Col. E
                       Balance at                                  Balance
                       Beginning                                   at end
Classification         of Period     Additions      Retirements    of Period

Fifty-two weeks ended
 July 30, 1994
Buildings              $ 5,733,858   $1,170,926   $       --     $ 6,904,784
Store fixtures &
 equipment              30,136,690    5,354,389      970,264      34,520,815
Leasehold improvements   6,404,256    1,062,824       12,454       7,454,626
Leased property
 under capital leases    7,419,259      544,758    1,185,542       6,778,475
Vehicles                   672,133      116,041      130,647         657,527
                       $50,366,196   $8,248,938   $2,298,907     $56,316,227


Fifty-three weeks ended
 July 31, 1993
Buildings              $ 4,558,724   $1,175,134   $       --     $ 5,733,858
Store fixtures &
 equipment              26,876,142    5,277,908    2,017,360      30,136,690
Leasehold improvements   5,682,811      975,136      253,691       6,404,256
Leased property
 under capital leases    6,820,063      599,196           --       7,419,259
Vehicles                   658,907      153,866      140,640         672,133
                       $44,596,647   $8,181,240   $2,411,691     $50,366,196


Fifty-two weeks ended
 July 25, 1992
Buildings              $ 3,590,020   $1,058,059   $   89,355     $ 4,558,724
Store fixtures &
 equipment              25,967,780    5,362,514    4,454,152      26,876,142
Leasehold improvements   5,249,854      972,371      539,414       5,682,811
Leased property
 under capital leases    6,216,743      603,320           --       6,820,063
Vehicles                   596,013      188,950      126,056         658,907
                       $41,620,410   $8,185,214   $5,208,977     $44,596,647

<PAGE 16>

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Village Super Market, Inc.


By: /S/ Kevin Begley                         By: /S/ Perry Sumas
    Kevin Begley                                 Perry Sumas
    (Chief Financial &                          (Chief Executive Officer)
     Principal Accounting Officer)

Date:  October 27, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:


/S/ Nicholas Sumas                      /S/ John P. Sumas
Nicholas Sumas, October 27, 1994        John P. Sumas, October 27, 1994
(Director)                              (Director)



/S/ Perry Sumas                         /S/ James Sumas
Perry Sumas, October 27, 1994           James Sumas, October 27, 1994
(Director)                              (Director)



/S/ William Sumas                       /S/ Robert Sumas
William Sumas, October 27, 1994         Robert Sumas, October 27, 1994
(Director)                              (Director)



/S/ John J. McDermott                   /S/ George Andresakes
John McDermott, October 27, 1994        George Andresakes, October 27, 1994
(Director)                              (Director)

/S/ Norman Crystal
Norman Crystal, October 27, 1994
(Director)




<PAGE 17>
EXHIBIT NO. 22

                        SUBSIDIARIES OF REGISTRANT



   The Company currently has one wholly-owned subsidiary, Village
Liquor, Inc. This corporation is organized under the laws of the State of New Jersey. The Financial statements of this subsidiary are included in the Company's consolidated financial statements.

<PAGE 18>

EXHIBIT NO. 23


                      Independent Auditors' Consent


The Board of Directors
Village Super Market, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our reports dated September 30, 1994, except as to note 5, which is as of October 21, 1994, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 30, 1994 and July 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedules for each of the years in the three year period ended July 30, 1994, which reports appear in or are incorporated by reference in the July 30, 1994 annual report on Form 10-K of Village Super Market, Inc.



                                                KPMG Peat Marwick LLP

Short Hills, New Jersey
October 27, 1994

<PAGE 19>

EXHIBIT NO. 28A
                Village Super Market, Inc., Reports Results
            For the Fourth Quarter and Year Ended July 30, 1994



Springfield, NJ - October 6, 1994 - Village Super Market, Inc. reported sales and a net loss for the fourth quarter ended July 30, 1994, Perry Sumas, President announced today.

In the fourth quarter, sales decreased 7.8% to $187,842,000. The Company had a net loss of $249,000 compared to a net loss of $127,000 in the fourth quarter of the prior year.

In reviewing the quarter, Mr. Sumas reported that the net loss for the quarter was due to flat same store sales, lower than expected gross margins and increased payroll costs. Sales decreased in the current quarter due to the prior year containing a fifteenth week as compared to the current year's fourteen weeks and the closing of a store in the current year. Same store sales were flat in the current quarter, despite a comparison to a year ago quarter that included a strike at six stores, due to the sluggish economy and competitive openings.

For the full year, the net loss was $807,000, which includes an increase to net income of $400,000 for the cumulative effect of a change in the method of accounting for income taxes. This compares with net income in the prior year of $1,437,000, which included a $1,022,000 gain on the sale of a store. Sales for the full year decreased 2.6% to $695,070,000. The sales decrease is due to the prior year containing 53 weeks and the impact of closed stores. Same store sales for the year increased 1.3%.

   The net loss in fiscal 1994 compared to net income in the prior year is principally attributable to increased promotional spending, chiefly couponing, in the second and third quarter of this year. Although the additional promotional spending was partially responsible for increased same store sales in those quarters, a larger sales increase was expected in order to offset the costs of these coupons. In addition, gross margin percentages were lower than expected, fringe benefit and payroll costs increased and a loss was incurred on the sale of the Morristown store.

At July 30, 1994, the Company was not in compliance with certain financial covenants in its bank agreement and its private placement agreement. The Company expects to receive a waiver of the financial covenant and an amendment of its loan agreement with the banks. The Company is also not in compliance with a financial covenant in a debt agreement with another lender. This does not constitute an event of default; however, until this ratio is met or a waiver obtained, the Company is prevented from borrowing additional funds, declaring dividends and executing new leases.

<PAGE 20>

With the closing in August 1994 of the Easton, Pa. store, Village Super Market now owns and operates a chain of 23 supermarkets under the ShopRite name in New Jersey and Eastern Pennsylvania. The following table summarizes results for the quarter and year ended July 30, 1994.

                                            July 30, 1994  July 31,1993
                                                    Quarter Ended
Sales                                       $187,842,000   $203,800,000
Net Income (Loss)                           $   (249,000)  $   (127,000)
Net Income (Loss) Per Share                 $       (.09)  $       (.05)

                                                      Year Ended
Sales                                       $695,070,000   $713,856,000
Net Income (Loss)                           $   (807,000)  $  1,437,000
Net Income (Loss) Per Share                 $       (.28)  $        .49

<PAGE 21>

EXHIBIT NO. 28B
                           THIRD QUARTER REPORT

To our shareholders:

The Company had a net loss of $1,131,000 in the third quarter ended April 23, 1994. This compared with net income of $182,000 in the third quarter of the prior year. The loss for the quarter was principally attributable to an increase in promotional spending, chiefly couponing. Also contributing to the loss in the third quarter were lower than expected gross margins, increased fringe benefit costs and an increase in the loss recorded on the sale of the Morristown store.

For the first nine months of fiscal 1994, the net loss was $558,000, which includes an increase to net income of $400,000 for the cumulative effect of the change in the method of accounting for income taxes. This compares with net income in the prior year of $1,563,000, which includes a gain, net of tax, of $1,022,000 on the sale of a store.

Sales for the third quarter were $171,776,000, an increase of 1.4% from the prior year. Same store sales increased 2.8% this quarter, which was partially offset by lower sales from stores closed since one year ago. Same store sales increased in the third quarter as a result of additional promotional spending and possibly some improvement in the local economy. Sales for the nine month period were $507,228,000, a slight decrease from the prior year. Same store sales increased 1.7% for the nine months, which was offset by stores closed since a year ago.

Gross margins as a percentage of sales for both the quarter and nine month period were 24.4% compared with 24.3% in both corresponding prior year periods. High levels of sale item penetration and price competition in the marketplace have prevented further increases in gross margins.

Operating and administrative expenses as a percentage of sales for the quarter and nine month period were 23.5% and 22.8%, respectively, compared with 22.2% in both corresponding prior year periods. The principal reason for these increases was the higher level of promotional spending, chiefly couponing, which began in the second quarter and increased further in the third quarter. Although the additional promotional spending was partially responsible for the increase in same store sales, a larger sales increase was expected in order to offset the costs of these coupons. Inclement weather contributed to the lower than expected sales and also increased snow removal costs. In addition, fringe benefit costs increased.

A loss of $81,000 on the sale of the Morristown store was recorded in the first quarter of fiscal 1994. An additional loss of $300,000 was recorded in the current quarter due to the failure of the Company's former sub-lessee to make required rent payments.

On March 29, 1994 the Company replaced its expired $20,000,000 revolving/term loan agreement with a new $30,000,000 loan agreement with two banks. The new agreement consists of a $10,000,000 term loan, a $12,000,000 revolving loan and a $8,000,000 convertible revolving loan. At April 23, 1994 the only balance outstanding on this facility was the $10,000,000 term loan. The $12,000,000 revolving loan, which can be used for any purpose except new store construction, matures March 31, 1997. The $8,000,000 convertible revolving loan is to be used only for capital expenditures and can be used through December 31, 1995.

<PAGE 22>

At April 23, 1994, the Company did not meet financial ratios required by the above debt agreement and an additional debt agreement with a total of three lenders. This constitutes and event of default under these agreements. The Company is engaged in discussions with these lenders regarding this situation. Without the consent of the two banks, the Company will not be allowed to borrow under the $8,000,000 convertible revolving loan portion of the credit facility described above. Without a waiver from another lender, the Company would be pre vented from borrowing additional funds, executing new leases or declaring dividends.
As a result of the events of default described above, the Company has reclassified $22,100,000 of long-term debt as a current liability in the April 23, 1994 balance sheet. There is no indication at this time that any of the three lenders intend to request immediate payment of these amounts.
The Company is currently in the process of remodeling two stores. A remodel and expansion of an additional store is planned to begin shortly. A planned expenditure for 1994 had been the purchase of land for a new superstore.
As this store has not yet received planning board approval, this expenditure has been rescheduled for fiscal 1995.

                                         Respectfully,


Perry Sumas                              James Sumas
President                                Chairman of the Board

June 13, 1994

                                       STATEMENT OF INCOME

                   (For Three Months Ended)          (For Nine Months Ended)
                April 23,1994  April 17,1993     April 23,1994  April 17,1993
Sales           $171,776,000   $169,431,000      $507,228,000   $510,056,000
NetIncome(loss) $ (1,131,000)  $    182,000      $   (558,000)  $  1,563,000
Per Share       $       (.39)  $        .06      $       (.19)  $        .54

                                        BALANCE SHEET COMPARISONS
                                    April 23,1994     July 31, 1993
Current Assets                      $ 34,909,000     $ 41,236,000
Current Liabilities                   63,304,000       43,539,000
Net Working Capital (Deficit)        (28,395,000)      (2,303,000)
Long Term Debt                        11,399,000       39,470,000
Stockholders' Equity                  52,672,000       53,230,000