Form 10-Q
period 1994-10-29
VILLAGE SUPER MARKET INC
filed 1994-12-12
CIK 103595

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1994

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-2633

                        VILLAGE SUPER MARKET, INC.
- - --------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


NEW JERSEY                                 22-1576170
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


733 Mountain Avenue, Springfield, New Jersey  07081
(Address of principal executive offices)   (Zip code)

(201) 467-2200
Registrant's telephone number, including area code

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

                                           December 6, 1994
Class A, Common Stock, No Par Value        1,315,800 Shares
Class B, Common Stock, No Par Value        1,594,076 Shares


<PAGE 2>
                             VILLAGE SUPER MARKET, INC.

                                       INDEX

Part I                                                         Page No.


Financial Information


Item 1.   Financial Statements
   Consolidated Condensed Balance Sheets  . . . . . . . . . . . . 3

   Consolidated Condensed Statements of Income. . . . . . . . . . 4

   Consolidated Condensed Statements of Cash Flows  . . . . . . . 5

   Notes to Consolidated Condensed Financial Statements . . . . . 6


Item 2.

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . 7-8

Part II

Other Information

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  9

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Exhibit 28 (a) . . . . . . . . . . . . . . . . . . . . . . . . 11

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                             VILLAGE SUPER MARKET, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in Thousands)

                                       October 29,  July 30,
                                          1994          1994
                      ASSETS
Current assets
 Cash and cash equivalents             $  5,809     $  7,246
 Merchandise inventories                 25,047       25,273
 Patronage dividend receivable            4,160        2,783
 Miscellaneous receivables                3,541        2,259
 Prepaid expenses                           632          580
  Total current assets                   39,189       38,141

Property, equipment and fixtures, net    71,315       71,414

Investment in related party               9,454        9,416

Goodwill, net                            11,079       11,138

Other intangibles, net                    2,982        3,045

Other assets                              1,661        1,639

Total assets                           $135,680     $134,793

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt     $  5,096     $  5,149
 Accounts payable to related party       24,572       23,947
 Accounts payable and accrued expenses   11,606       12,330
 Deferred income taxes                      815          815
  Total current liabilities              42,089       42,241

Long-term debt, less current portion     37,889       36,933
Deferred income taxes                     3,196        3,196
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares in 1994 and
  1,758,800 shares in 1993               18,129       18,129
 Class B common stock - no par value,
  issued & outstanding 1,594,076 shares
  in 1994 and 1,598,076 shares in 1993    1,035        1,035
 Retained earnings                       39,527       39,444
 Less cost of treasury shares
   (447,000 shares)                      (6,185)      (6,185)

  Total shareholders' equity             52,506       52,423

Total liabilities and shareholders'
  equity                               $135,680     $134,793

See accompanying notes to consolidated condensed financial statements.

                             VILLAGE SUPER MARKET, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands Except Per Share Amounts)

                                13 Weeks Ended       12 Weeks Ended
                                October 29, 1994     October 23, 1993
Sales                                $  167,366      $  158,745

Cost of sales                           126,740         119,805

Gross Margin                             40,626          38,940

Operating and administrative expense     37,363          35,714

Depreciation and amortization expense     2,109           2,188

Operating income                          1,154           1,038

Interest expense (net)                    1,021             930

Loss on disposal of assets                   --             (81)

Income before provision for income taxes
 and cumulative effect of accounting
 change                                     133              27

Provision for income taxes                   50              11

Income before cumulative effect
  of accounting change                       83              16

Cumulative effect of change in
  accounting for income taxes                --             400

Net income                           $       83      $      416


Net income per share:
 Weighted average number
  of common shares outstanding        2,909,876       2,909,876

 Income before cumulative effect
  of accounting change               $      .03      $       --

Cumulative effect accounting change  $       --      $      .14
 Net income                          $      .03      $      .14

See accompanying notes to consolidated condensed financial statements.

                               VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (Dollars in Thousands)

                                       13 Weeks Ended     12 Weeks Ended
                                       October 29,1994    October 23,1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                             $    83             $   416
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
  Cumulative effect of accounting change      --                (400)
  Depreciation and amortization            2,109               2,188
  Provision to value inventories at LIFO     175                 100
  Loss on disposal of assets                  --                  81
  Changes in assets and liabilities:
   (Increase) decrease in inventory           51              (2,040)
   (Increase) in patronage dividend
   receivable                             (1,377)               (713)
   (Increase) decrease in misc.
   receivables                            (1,282)                885
   (Increase) in prepaid expenses           ( 52)               (  1)
   (Increase) decrease in other assets      ( 22)                697
    Increase (decrease) in accounts payable
     to related party                        625               (  11)
   (Decrease) in accounts payable and
     accrued expenses                       (724)             (3,184)
   (Decrease) in income taxes payable         --                (265)

Net cash used by operating activities     (  414)             (2,247)

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                    (1,888)             (1,391)
  Proceeds from sale of assets                --                 358
  Investment in related party               ( 38)               ( 69)
Net cash used by investing activities     (1,926)             (1,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term
  debt                                     4,100               4,100
  Principal payments of long-term
  debt                                    (3,197)             (5,418)
Net cash provided (used)
  by financing activities                    903              (1,318)

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (1,437)             (4,667)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      7,246               6,619

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $ 5,809             $ 1,952

See accompanying notes to consolidated condensed financial statements.

<PAGE > 6
                   VILLAGE SUPER MARKET, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of October 29,1994 and July 30, 1994 and the results of operations and cash flows for the periods ended October 29, 1994 and October 23, 1993.
  The significant accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the July 30, 1994 Village Super Market, Inc. Annual Report.
  Effective August 1, 1993, the Company adopted FASB Statement NO. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect.
  As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. There was no effect of the change in accounting on pretax income for the periods presented. The cumulative effect of the change increased net income by $400,000 ($.14 per share) in the quarter ended October 23, 1993.
2. The results of operations for the period ended October 29, 1994 are not necessarily indicative of the results to be expected for the full year.
3. At both October 29, 1994 and July 30, 1994 approximately 68% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $6,643,000 and $6,468,000 higher than reported at October 29, 1994 and July 30, 1994, respectively.

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CON
                          RESULTS OF OPERATIONS
- - -----------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Sales increased 5.4% to $167,366,000 in the first quarter of fiscal 1995.
Sales increased due to the current years first quarter containing thirteen weeks compared to twelve weeks in the prior year. This increase was partially offset by stores closed since one year ago, including the closing of the Easton, Pennsylvania store in August 1994. Same store sales were flat in the quarter due to the continued sluggishness in the economy and the effects of new competitive entries.
  Gross margins as a percentage of sales decreased to 24.3% in the current quarter compared with 24.5% in the corresponding quarter one year ago. Gross margins declined due to high levels of sale item penetration and price competition in the marketplace.
  Operating and administrative expenses as a percentage of sales decreased to 22.3% from 22.5% in the prior year. This was due to decreased labor and promotional costs as part of the Company's effort to make its operations more efficient.
  Interest expense increased in fiscal 1995 due to higher rates and higher debt levels outstanding.
LIQUIDITY AND FINANCIAL RESOURCES
  Current liabilities exceed current assets by $2,900,000 at October 29, 1994 compared to $4,100,000 at July 30, 1994. The current ratio increased to .93 at October 29, 1994 from .90 at July 30, 1994.
  During the quarter, debt payments of $3,197,000, capital expenditures of $1,888,000 and increases in non-cash working capital items were paid for by increased use of the revolving line of credit. As a result, the Company increased the balance outstanding on its line of credit to $8,100,000 at October 29, 1994 from $4,000,000 at July 30, 1994.
  The majority of capital expenditures in the current quarter related to the remodel and expansion of the Stirling, Hillsborough and Chester stores. The Company has budgeted approximately $8,000,000 for capital expenditures this fiscal year. The Company expects to finance these expenditures through internally generated funds and borrowing under its credit facility.
  On October 29, 1994, the Company was in compliance with all provisions of its revolving/term loan agreement as amended on October 21, 1994. At October 29, 1994, the Company did not meet a cash flow to fixed charge coverage ratio contained in two other debt agreements with a different lender. This does not constitute an event of default. However, until this ratio is met or unless a waiver is obtained, the agreements prevent the Company from borrowing additional funds (other than the Company's revolving loan), declaring dividends and executing new leases.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 6(a)  Exhibits:

            Exhibit 28(a) - Press Release dated December 8, 1994

 6(b)  Reports on form 8-K.

        None.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Village Super Market, Inc.



                                    Registrant



Date: December 8, 1994                /s/ Perry Sumas

                                    Perry Sumas (President)




Date: December 8, 1994               /s/ Kevin R. Begley

                                    Kevin R. Begley
                                    (Chief Financial Officer)