Form 10-K/A
period 1994-07-30
VILLAGE SUPER MARKET INC
filed 1994-12-16
CIK 103595

<PAGE 1>
                          FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]. For the fiscal year ended July 30, 1994.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the transition period from ____________ to _____________.

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

                                         Outstanding at
          Class                          October 24, 1994
Class A common stock, no par value       1,315,800 Shares
Class B common stock, no par value       1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 1994 Annual Report to Shareholders and the 1994 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 9, 1994 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.


<PAGE 2>
Exhibits

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

    Exhibit No. 27   - Article 5 Financial Data Schedule

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


<PAGE 3>

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