Form 10-Q
period 1995-01-28
VILLAGE SUPER MARKET INC
filed 1995-03-06
CIK 103595

                                 FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 1995

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-2633

                           VILLAGE SUPER MARKET, INC.
- ----------------------------------------------------------------------
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

                                             March 3, 1995
Class A, Common Stock, No Par Value          1,315,800 Shares
Class B, Common Stock, No Par Value          1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.

                     VILLAGE SUPER MARKET, INC.

                              INDEX

Part I                                                  Page No.

Financial Information

Item 1.    Financial Statements
  Consolidated Condensed Balance Sheets  . . . . . . . . .  3

  Consolidated Condensed Statements of Income. . . . . . .  4

  Consolidated Condensed Statements of Cash Flows. . . . .  5

  Notes to Consolidated Condensed Financial
    Statements . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations . . . . . . . . . . . . . . . . . . . . . . 7-8

Part II

Other Information

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . .  9

  Signatures . . . . . . . . . . . . . . . . . . . . . . .  10

  Exhibit 28 (a) . . . . . . . . . . . . . . . . . . . . .  11

  Exhibit 28 (b) . . . . . . . . . . . . . . . . . . . . .  12


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                         VILLAGE SUPER MARKET,INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)

                                  January 28, 1995   July 30, 1994
                         ASSETS
Current assets
 Cash and cash equivalents         $    11,117       $   7,246
 Merchandise inventories                24,736          25,273
 Patronage dividend receivable           1,118           2,783
 Miscellaneous receivables               3,009           2,259
 Prepaid expenses                          540             580
          Total current assets          40,520          38,141

Property, equipment and fixtures, net   70,965          71,414

Investment in related party              9,655           9,416

Goodwill, net                           11,021          11,138

Other intangibles, net                   2,918           3,045

Other assets                             1,964           1,639

          Total assets               $ 137,043       $ 134,793

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt    $   5,096      $     5,149
 Accounts payable to related party       27,862           23,947
   Accounts payable & accrued expenses   11,044           12,330
   Deferred income taxes                    815              815

          Total current liabilities      44,817           42,241

Long-term debt, less current portion     36,088           36,933
Deferred income taxes                     3,196            3,196
Shareholders' equity
 Class A common stock - no par value,
 issued 1,762,800 shares (including
 447,000 in treasury)                    18,129           18,129
 Class B common stock - no par value
 1,594,076 shares issued & outstanding    1,035            1,035
 Retained earnings                       39,963           39,444
 Less cost of treasury shares            (6,185)          (6,185)

   Total shareholders' equity            52,942           52,423

   Total liabilities and shareholders'
   equity                             $ 137,043        $ 134,793

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Amounts)

                13 Weeks End   13 Weeks End    26 Weeks End   25 Weeks End
                Jan 28, 1995   Jan 22, 1994    Jan 28, 1995   Jan 22, 1994
Sales           $  171,804     $  176,707      $  339,170     $  335,452
Cost of sales      129,964        133,810         256,704        253,615
Gross margin        41,840         42,897          82,466         81,837
Operating and
 administrative
 expenses           37,739         39,547          75,102         75,261
Depreciation and
 amortization
 expense             2,133          2,134           4,242          4,322
Operating income     1,968          1,216           3,122          2,254
Interest expense,
 net                 1,048            954           2,069          1,884
Loss on disposal
 of assets             190            ---             190             81
Income before provision
 for income taxes
 and cumulative effect
 of accounting change  730            262             863            289
Provision for income
 tax expense           294            105             344            116
Income before
 cumulative effect
 of accounting change  436            157             519            173
Cumulative effect of
 change in accounting
 for income taxes      ---            ---             ---            400

Net income        $    436     $      157      $      519     $      573

Net income per share:
Weighted average number
 of common shares
 outstanding      2,909,876     2,909,876        2,909,876     2,909,876

Income before cumulative
 effect of accounting
 change           $     .15    $      .06      $       .18     $     .06

Cumulative effect of
 accounting change      ---           ---              ---           .14

Net income        $     .15     $     .06      $       .18     $     .20

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)

                                    26 Weeks Ended     25 Weeks Ended
                                    January 28, 1995   January 22, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                           $    519           $    573
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Cumulative effect of accounting change    ---               (400)
Depreciation and amortization           4,242              4,322
Deferred taxes                            ---               (124)
Provision to value inventories at LIFO    300                300
Loss on disposal of assets                ---                 81
Changes in assets and liabilities:
 (Increase) decrease in inventory         237               (188)
 Decrease patronage dividend receivable 1,665              1,878
 (Increase) decrease misc. receivables   (750)             2,085
 Decrease in prepaid expenses              40                 17
 (Increase) decrease in other assets     (325)               672
 Increase in accounts payable to
 related party                          3,915                775
 (Decrease) in accounts payable and
  accrued expenses                     (1,286)            (2,233)
 (Decrease) in income taxes payable       ---              ( 265)
Net cash provided by operating
 activities                             8,557              7,493

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                   (3,549)            (2,433)
Investment in related party            (  239)             ( 322)
Proceeds from sale of assets, net         ---                358
Net cash used in investing activities  (3,788)            (2,397)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term
 debt                                   3,000              3,000
Principal payments of long-term debt  ( 3,898)            (6,094)
Net cash used by financing activities (   898)            (3,094)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                            3,871              2,002

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                    7,246              6,619

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $  11,117          $   8,621

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of January 28, 1995 and July 30, 1994 and the results of operations and cash flows for the periods ended January 28, 1995 and January 22, 1994.
     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 30, 1994 Village Super Market, Inc. Annual Report.
   Effective August 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect.
   As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. There was no effect from the change in accounting on pretax income for the periods presented. The cumulative effect of the change increased net income by $400,000 ($.14 per share) in the quarter ended October 23, 1993.
2. The results of operations for the period ended January 28, 1995 are not necessarily indicative of the results to be expected for the full year.
3. At both January 28, 1995 and July 30, 1994 approximately 68% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $6,768,000 and $6,468,000 higher than reported at January 28, 1995 and July 30, 1994, respectively.

ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS

   Sales for the second quarter of fiscal 1995 were $171,804,000, a
decrease of 2.8% from the second quarter of the prior year.   Same store
sales decreased 1.7% in the quarter. Sales were also lower due to the closing of the Easton store in August 1994. Same store sales declined due to the effects of new competitive entries, comparison to a prior year number that was inflated by high promotional spending, and continued sluggishness in the economy. Sales for the twenty-six weeks ended January 28, 1995 were $339,170,000, an increase of 1.1% from the prior year. Sales increased for the six month period due to the current year containing an additional week compared to the prior year. This increase was partially offset by lower sales due to stores closed since one year ago and lower same store sales of .9%.
   Gross margins as a percentage of sales for the quarter and six months ended January 28, 1995 were 24.4% and 24.3%, respectively, compared with 24.3% and 24.4%, respectively, in the corresponding prior year periods. Price competition in the marketplace and continued high levels of sale item penetration have prevented increases in gross margin percentages.
   Operating and administrative expenses as a percentage of sales for the quarter and six months decreased to 22.0% and 22.1%, respectively, compared with 22.4% in both corresponding prior year periods. These improvements were due to lower promotional costs and lower store payroll costs than one year ago, partially offset by higher fringe benefit and supply costs. Promotional costs, particularly coupons, declined from the unusually high levels in the second quarter one year ago, which in part contributed to the lower same store sales.
   Interest expense increased in fiscal 1995 due to higher interest rates.

LIQUIDITY AND FINANCIAL RESOURCES

   Current liabilities exceeded current assets by $4,297,000 at January 28, 1995 as compared to $4,100,000 at July 30, 1994. The current ratio remained at .90. During the six month period, net cash provided by operating activities of $8,557,000 and increased borrowings under the revolving line of credit of $3,000,000 resulted in a net increase of cash of $3,871,000 after payments of long term debt of $3,898,000 and capital expenditures of $3,549,000. The amount outstanding on the line of credit is $7,000,000 at January 28, 1995.
   The majority of capital expenditures in the current fiscal year relate to the completed expansion and remodel of the Stirling and Hillsborough stores and the ongoing expansion and remodel of the Chester store. The Company has budgeted approximately $8,000,000 for capital expenditures this fiscal year. The Company expects to finance these expenditures through internally generated funds and borrowing under its credit facility.
   On January 28, 1995, the Company was in compliance with all provisions of its revolving/term loan agreement. The Company did not meet a cash flow to fixed charge coverage ratio contained in two other debt agreements with a different lender. This does not constitute an event of default. However, until this ratio is met or unless a waiver is obtained, the agreements prevent the Company from borrowing additional funds (other than the Company's revolving credit line), declaring dividends and executing new leases. The Company is currently negotiating with this lender for relief under certain provisions of the debt agreement.

PART II

                                     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     6(a)  Exhibits:
           Exhibit 28(a)  Press Release dated March 3, 1995.
           Exhibit 28(b)  First Quarter Report to Shareholders
                          dated December 14, 1994.

     6(b)  Reports on form 8-K.
           None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Village Super Market, Inc.
                                    Registrant




Date: March 8, 1995               /s/  Perry Sumas
                                    Perry Sumas (President)





Date: March 8, 1995               /s/  Kevin R. Begley
                                    Kevin R. Begley
                                    (Chief Financial Officer)