Form 10-Q
period 1995-04-29
VILLAGE SUPER MARKET INC
filed 1995-06-05
CIK 103595

                                 FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995
                         OR

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


Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

                                             June  1, 1995
Class A, Common Stock, No Par Value          1,315,800 Shares
Class B, Common Stock, No Par Value          1,594,076 Shares


                     VILLAGE SUPER MARKET, INC.
                              INDEX

Part I                                                  Page No.

Financial Information

Item 1.    Financial Statements
  Consolidated Condensed Balance Sheets  . . . . . . . . .  3


  Consolidated Condensed Statements of Income. . . . . . .  4


  Consolidated Condensed Statements of Cash Flows. . . . .  5


  Notes to Consolidated Condensed Financial
    Statements . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations . . . . . . . . . . . . . . . . . . . . . .  7 - 8

Part II

Other Information


  Item 6. Exhibits and Reports on Form 8-K . . . . . . . .  9


  Signatures . . . . . . . . . . . . . . . . . . . . . . .  10


  Exhibit 28(a). . . . . . . . . . . . . . . . . . . . . .  11


  Exhibit 28(b). . . . . . . . . . . . . . . . . . . . . .  12


Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
                         VILLAGE SUPER MARKET,INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                                   April 29,1995   July 30, 1994

                         ASSETS
Current assets
  Cash and cash equivalents         $  8,941       $   7,246
  Merchandise inventories             24,736          25,273
  Patronage dividend receivable        1,970           2,783
  Miscellaneous receivables            2,744           2,259
  Prepaid expenses                       549             580
    Total current assets              38,940          38,141

Property, equipment and fixtures,net  70,487          71,414

Investment in related party            9,761           9,416

Goodwill, net                         10,963          11,138

Other intangibles, net                 2,855           3,045

Other assets                           2,275           1,639

    Total assets                    $ 135,281      $ 134,793


       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt   $   5,096      $  5,149
 Accounts payable to related party      22,626        23,947
 Accounts payable & accrued expenses    11,865        12,330
 Deferred income taxes                     815           815

     Total current liabilities          40,402        42,241

Long-term debt, less current portion    39,033        36,933
Deferred income taxes                    3,196         3,196
Shareholders' equity
 Class A common stock - no par value,
 issued 1,762,800 shares (including
 447,000 in treasury)                   18,129         18,129
 Class B common stock - no par value
 1,594,076 shares issued & outstanding   1,035          1,035
 Retained earnings                      39,671         39,444
 Less cost of treasury shares           (6,185)        (6,185)

  Total shareholders' equity            52,650         52,423

  Total liabilities & shareholders'
   equity                            $ 135,281      $ 134,793

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Amounts)

                     13 Week End  13 Week End  39 Week End  38 Week End
                     Apr 29,1995  Apr 23,1994  Apr 29,1995  Apr 23,1994
Sales                $  164,453   $  171,776    $  503,624   $  507,228
Cost of sales           123,959      129,930       380,664      383,545
Gross margin             40,494       41,846       122,960      123,683
Operating and
administrative expense   37,855       40,402       112,956      115,663
Depreciation and
 amortization expense     2,134        2,098         6,376        6,420
Operating income (loss)     505        ( 654)        3,628        1,600
Interest expense            991          931         3,060        2,815
Loss on disposal
 of assets                  ---          300           190          381
Income (loss) before
 provision for income
 taxes and cumulative
 effect of accounting
 change                    (486)       (1,885)         378       (1,596)
Provision for income tax
 expense (benefit)         (193)        ( 754)         151         (638)
Income (loss) before
 cumulative effect of
 accounting change         (293)       (1,131)         227         (958)
Cumulative effect of change
 in accounting for
 income taxes               ---           ---          ---          400

Net income (loss)    $     (293)   $   (1,131)  $      227    $    (558)

Net income (loss) per share:
 Weighted average number
 of common shares
 outstanding          2,909,876     2,909,876    2,909,876     2,909,876

Income (loss) before
 cumulative effect of
 accounting change   $    (.10)   $     (.39)  $      .08    $     (.33)

Cumulative effect of
 accounting change         ---           ---          ---           .14

Net income (loss)    $    (.10)   $     (.39)  $      .08    $     (.19)

See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                    39 Weeks Ended     38 Weeks Ended
                                    April 29, 1995     April 23, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                   $    227           $   (558)
Adjustments to reconcile net income
 (loss)  to net cash provided by
 operating activities:
Cumulative effect of accounting
 change                                  ---               (400)
Depreciation and amortization          6,376              6,420
Provision to value inventories
 at LIFO                                 450                500
Loss on disposal of assets               ---                381
Changes in assets and liabilities:
 (Increase) decrease in inventory         87               (969)
 Decrease in patronage dividend
 receivable                              813                501
 Increase (decrease)in misc
 receivables                            (485)             1,137
 Decrease in prepaid expenses             31                 79
 (Increase) decrease in other assets    (636)               640
 Increase (decrease) in accounts
 payable to related party             (1,321)               166
 (Decrease) in accounts payable
  and accrued expenses                (  465)            (2,719)
 (Decrease) in income taxes payable      ---               (265)
Net cash provided by operating
 activities                            5,077               4,913

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                  (5,084)             (3,859)
Investment in related party           (  345)               (341)
Proceeds from sale of assets, net        ---                  58
Net cash used in investing
 activities                           (5,429)             (4,142)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of
 long-term debt                        6,600              10,000
Principal payments of long-term debt  (4,553)            (15,850)
Net cash provided (used) by
 financing activities                  2,047             ( 5,850)

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS          1,695             ( 5,079)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                   7,246               6,619

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $  8,941           $   1,540


See accompanying notes to consolidated condensed financial statements.

                        VILLAGE SUPER MARKET, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of April 29, 1995 and July 30, 1994 and the results of operations and cash flows for the periods ended April 29, 1995 and April 23, 1994.
     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 30, 1994 Village Super Market, Inc. Annual Report.
  Effective August 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect.
  As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. There was no effect from the change in accounting on pretax income for the periods presented. The cumulative effect of the change increased net income by $400,000 ($.14 per share) in the quarter ended October 23, 1993.
2. The results of operations for the period ended April 29, 1995 are not necessarily indicative of the results to be expected for the full year.
3. At both April 29, 1995 and July 30, 1994 approximately 68% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $6,918,000 and $6,468,000 higher than reported at April 29, 1995 and July 30, 1994, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Sales for the third quarter of fiscal 1995 were $164,453,000, a decrease of 4.3% from the third quarter of the prior year. Same store sales decreased 1.3% in the quarter. Sales were also lower due to the closing of the Easton store in August 1994. Same store sales declined due to the effects of new competitive entries, continued sluggishness in the economy and comparison to a prior year period that included higher promotional spending. Sales for the thirty-nine weeks ended April 29, 1995 were $503,624,000, a decrease of .7% from the prior year. Sales decreased due to stores closed since one year ago and lower same store sales of 1.1%. This decrease was partially offset by the current year containing thirty-nine weeks compared to thirty-eight weeks in the prior year.
  Gross margins as a percentage of sales for the quarter and nine months ended April 29, 1995 were 24.6% and 24.4%, respectively, compared with 24.4% in both corresponding prior year periods. The improvement in gross margin percentage in the third quarter was due to the increasing mix of sales in high margin perishable departments. Price competition in the marketplace and continued high levels of sale item penetration have prevented further increases in gross margin throughout fiscal 1995.
  Operating and administrative expenses as a percentage of sales for the quarter and nine months decreased to 23.0% and 22.4%, respectively, compared with 23.5% and 22.8%, respectively, in the corresponding prior year periods. These improvements were due to lower promotional costs and lower store payroll costs than one year ago, partially offset by higher supply costs.

LIQUIDITY AND FINANCIAL RESOURCES

  Current liabilities exceeded current assets by $1,462,000 at April 29, 1995 as compared to $4,100,000 at July 30, 1994. The current ratio was
 .96 at April 29, 1995 compared to .90 at July 30, 1994. During the nine month period, net cash provided by operating activities of $5,077,000 and increased borrowings under the revolving line of credit of $6,600,000 resulted in a net increase in cash of $1,695,000 after payments of long term debt of $4,553,000 and capital expenditures of $5,084,000. The amount outstanding on the line of credit was $10,600,000 at April 29, 1995.

  The majority of capital expenditures in the current fiscal year relate to the completed expansion and remodel of the Stirling, Hillsborough and Chester stores. The Company has budgeted approximately $8,000,000 for capital expenditures this fiscal year. The Company expects to finance these expenditures through internally generated funds and borrowing under its credit facility.
  On April 29, 1995, the Company was in compliance with all provisions of its revolving/term loan agreement. The Company did not meet a cash flow to fixed charge coverage ratio contained in two other debt agreements with a different lender. This does not constitute an event of default. However, until this ratio is met or unless a waiver is obtained, the agreements prevent the Company from borrowing additional funds (other than the Company's revolving credit line), declaring dividends and executing new leases. The Company is currently negotiating with this lender for relief under certain provisions of the debt agreement.

PART II
                         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     6(a)  Exhibits:

           Exhibit 28(a)  Press Release dated June 1, 1995.
           Exhibit 28(b)  Second Quarter Report to Shareholders

     6(b)  Reports on form 8-K.
           None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Village Super Market, Inc.
                                    Registrant

Date: June 1, 1995                  /s/  Perry Sumas
                                    Perry Sumas (President)



Date: June 1, 1995                  /s/  Kevin R. Begley
                                    Kevin R. Begley
                                    (Chief Financial Officer)