Form 10-K
period 1995-07-29
VILLAGE SUPER MARKET INC
filed 1995-10-26
CIK 103595

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]. For the fiscal year ended July 29, 1995.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $7,086,254 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $1,061,781 (based upon the closing price of the Class A shares on the Over the Counter Market on October 6, 1995).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                         Outstanding at
Class                                   October 24, 1995
Class A common stock, no par value      1,315,800 Shares
Class B common stock, no par value      1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 1995 Annual Report to Shareholders and the 1995 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 8, 1995 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.

                                  Part I

                             ITEM I.  BUSINESS

GENERAL

     The Company operates a chain of 21 ShopRite supermarkets, 15 of which are located in northern New Jersey, 1 of which is in north-eastern Pennsylvania and 5 of which are in the southern shore area of New Jersey.

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

      The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on development of superstores, which, in addition to their larger size (an average of 50,000 total square feet, including office and storage space, compared with an average of 30,000 total square feet for conventional supermarkets), feature such higher margin specialty service departments as an on-site bakery, an expanded delicatessen, a fresh seafood section and, in most cases, a prescription pharmacy. Superstores also offer an expanded selection of higher margin non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals and small appliances. Two recent superstores also include a warehouse section featuring products in giant sizes. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

 Product Categories              Fiscal Year Ended In July
                                  1993      1994      1995
 Groceries                        44.2%     44.0%     44.1%
 Dairy and Frozen                 15.8      15.7      15.6
 Meats                            11.1      11.1      10.6
 Non-Foods                         9.2       9.2       9.5
 Produce                           9.4       9.3       9.6
 Delicatessen                      4.1       4.1       4.1
 Seafood                           2.0       1.9       1.9
 Pharmacy                          2.5       2.8       2.9
 Bakery                            1.6       1.6       1.6
 Other                              .1        .3        .1
                                 100.0%    100.0%    100.0%

 Number of superstores              19        18        19
 Selling square feet
  represented by superstores        82%       82%       88%


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

      A variety of factors affect the profitability of each of the Company's stores including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to decide whether they should be closed. Accordingly, the Orange, Maplewood, Kingston, Morristown and Easton stores have been closed since December 1991. In addition, two stores were converted to a "Village Market" format designed to reduce costs and increase margins in lower volume locations.

      The Company operates a separate liquor store adjacent to one Company supermarket.

DEVELOPMENT AND EXPANSION

      The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. The Company completed one major expansion and remodel in fiscal 1995. The Company has budgeted $8,000,000 for capital expenditures in fiscal 1996. The major planned expenditures are the expansion and remodel of the Absecon store and the beginning of the expansion of the Livingston store.

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


WAKEFERN

      The Company is the second largest member of Wakefern (owning 16.8% of Wakefern's outstanding stock) and two of the Company's principal shareholders were founders of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 32 individual member companies and 183 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, purchase their product requirements and participate in ShopRite advertising and promotional programs and its computerized purchasing, warehousing and distribution services.

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

     Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey; Dayton, New Jersey; Wallkill, New York; and South Brunswick, New Jersey. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also makes unapproved changes in control of the Company and sale of the Company or of individual Company stores, except to a qualified successor, financially prohibitive by requiring the Company in such cases to pay Wakefern the profit contribution shortfall attributable to the sale of store or change in control. Such payments were waived by Wakefern in connection with the sale of the Orange, Maplewood, Kingston and Morristown stores. A "qualified successor" must be or agree to become a member of Wakefern and may not own or operate any supermarkets other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

     Wakefern owns and operates 22 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

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

     Each member's Wakefern stock (including the Company's) is pledged to Wakefern to secure all of that member's obligations to Wakefern. Moreover, every owner of 5% or more of the voting stock of a member (including five members of the Sumas family) must personally guarantee prompt payment of all amounts due Wakefern from that member. Wakefern does not own any securities of the Company or its subsidiaries.

     Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the per-store capital contributions required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. The Company is required to invest approximately $820,000 over approximately the next three years.

TECHNOLOGY

     The Company considers automation and computerization important to its operations and competitive position. All stores have scanning checkout systems that improve pricing accuracy, enhance productivity and reduce checkout time for customers. Over the last several years, the company installed IBM RS/6000 computers and satellite communications in each store. Using the RS/6000 system, the Company offers customers debit and credit card payment options in all stores. In addition, the Company is utilizing a computer generated ordering system in twenty stores, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.

     The Company's commitment to advanced scanning systems has enabled it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. In addition, the Company began using Clip Less coupons in 1994. Customers need only present their Price Plus card to receive the value of our in-ad coupons. Also, target marketing programs using this technology are presently being developed. The Company has converted our customers separate Price Plus and check cashing cards to a single universal card. In addition to customer convenience, the new card provides the Company with improved ability to limit the acceptance of bad checks.

     The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern in order to provide equivalent cost and retail price control over these products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In certain stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, all stores have computerized time and attendance systems and most also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.

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

LABOR

     As of October 6, 1995, the Company employed approximately 3,750 persons, of whom approximately 2,400 worked part-time. Approximately 86% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993 which was settled with a new four year contract. A contract with one union expires in fiscal 1996. Most of the Company's competitors in New Jersey are similarly unionized.

REGULATORY ENVIRONMENT

     While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 1996 and 1997.

ITEM 2.  PROPERTIES

     The Company owns the sites of five of its supermarkets (containing 304,000 square feet of total space), all of which are free-standing stores, except the Egg Harbor store, which is part of a shopping center. The Company also owns the site of the former Easton and Maplewood stores. The Maplewood property is under contract for sale to the current tenant and the Easton store is currently being marketed. The remaining eighteen supermarkets (containing 800,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Eleven of these leased stores are located in strip shopping centers and the remaining seven are free-standing stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 1997. The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 29, 1995 was approximately $5,700,000. The Company is a limited partner in two partnerships, each of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a general partnership that is a lessor of one of the Company's free-standing supermarkets.

ITEM 3.  LEGAL PROCEEDINGS

        No material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters submitted to shareholders in the fourth quarter.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

        In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III, Item 10, the following is provided with respect to executive officers who are directors:


NAME           AGE       POSITION WITH THE COMPANY
Carol Lawton   52        Vice President and Assistant Secretary since
                         1983; responsible for administration of
                         headquarters staff.

Frank Sauro    37        General Counsel since April 1988.
                         Mr. Sauro is a member of the New Jersey Bar.

Kevin Begley   37        Chief Financial Officer since December 1988.
                         Mr. Begley is a Certified Public Accountant.

                                  PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS


       The information required by this Item is incorporated by reference from Information appearing on Page 16 in the Company's
Annual Report to Shareholders for the fiscal year ended July 29, 1995.

ITEM 6.  SELECTED FINANCIAL DATA


       The information required by this Item is incorporated by reference from Information appearing on Page 1 in the Company's
Annual Report to Shareholders for the fiscal year ended July 29, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


       The information required by this Item is incorporated by reference from Information appearing on Pages 4 and 5 in the Company's Annual Report to Shareholders for the fiscal year ended
July 29, 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       The information required by this Item is incorporated by reference from Information appearing on Page 1 and Pages 6 to 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 1995.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING  AND FINANCIAL DISCLOSURE


       None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 1995, in connection with its Annual Meeting scheduled to be held on December 8, 1995.


ITEM 11.  EXECUTIVE COMPENSATION


       The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 1995, in connection with its Annual Meeting scheduled to be held on December 8, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


       The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 1995, in connection with its annual meeting scheduled to be held on December 8, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 1995, in connection with its annual meeting scheduled to be held on December 8, 1995.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)  1. Financial Statements

 Consolidated Balance Sheets - July 29, 1995 and July 30, 1994
 Consolidated Statements of Operations - years ended
  July 29, 1995; July 30, 1994 and July 31, 1993
 Consolidated Statements of Shareholders' Equity - years ended
  July 29, 1995; July 30, 1994 and July 31, 1993
 Consolidated Statements of Cash Flows - years ended
  July 29, 1995; July 30, 1994 and July 31, 1993
 Notes to consolidated financial statements

 The financial statements above and Independent Auditors'
 Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 29, 1995.



     2. Financial Statement Schedules

     Independent Auditors' Report on Schedules

     Schedule V  - Property, Equipment and Fixtures

     Schedule VI - Accumulated depreciation and amortization of property, equipment and fixtures


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

          4.3  Amendment No. 1 to Loan Agreement*

    Exhibit No. 10 - Material Contracts:


         10.1  Wakefern By-Laws *

         10.2  Stockholders Agreement dated February 20, 1992

                between the Company and Wakefern Food Corp. *

         10.3  Voting Agreement dated March 4, 1987 *

         10.4  1987 Incentive and Nonstatutory Stock Option Plan*

    Exhibit No. 13   - Annual Report to Security Holders

    Exhibit No. 22   - Subsidiaries of Registrant

    Exhibit No. 23   - Consent of KPMG Peat Marwick LLP

    Exhibit No. 27   - Article 5 Financial Data Schedule

    Exhibit No. 28 a - Press release dated October 3, 1995

    Exhibit No. 28 b - Third Quarter Report to Shareholders

* The following exhibits are incorporated by reference from the following previous filings:

    Form 10-K for 1994:           4.3
    Form 10-K for 1993: 3, 4.1, 10.1, 10.2, 10.3 and 10.4
    Form 10-Q for April 23, 1994: 4.2

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.


                       Independent Auditors' Report on
                        Financial Statement Schedules



The Board of Directors
Village Super Market, Inc.:

Under date of September 29, 1995, we reported on the consolidated balance sheets of Village Super Market, Inc. as of July 29, 1995 and July 30, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 29, 1995 as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                 KPMG Peat Marwick LLP

Short Hills, New Jersey
September 29, 1995

                  VILLAGE SUPER MARKET, INC. AND SUBSIDARIES
                 SCHEDULE V - PROPERTY, EQUIPMENT AND FIXTURES

Col. A                 Col. B         Col C.      Col. D       Col. E
                       Balance at                              Balance
                       Beginning      Additions                at end
Classification         of Period      at Cost     Retirements  of Period


Fifty-two weeks ended
July 29, 1995
 Land                  $  8,028,028   $       --  $       --   $  8,028,028
 Buildings               34,337,623      578,142      38,128     34,877,637
 Store fixtures &
  equipment              56,895,598    2,503,258   2,228,480     57,170,376
 Leasehold
  improvements           13,185,705    2,443,054          --     15,628,759
 Leased property
  under capital
  leases                 13,700,599           --          --     13,700,599
 Vehicles                   852,096      109,333     180,504        780,925
 Construction in
  progress                  730,496      954,569          --      1,685,065

                       $127,730,145   $6,588,356  $2,447,112   $131,871,389

Fifty-two weeks ended
July 30, 1994
 Land                  $  7,928,028   $  100,000  $       --   $  8,028,028
 Buildings               34,000,548      337,075          --     34,337,623
 Store fixtures &
 equipment               55,024,926    2,978,566   1,107,894     56,895,598
 Leasehold
  improvements           11,246,225    1,956,927      17,447     13,185,705
 Leased property
  under capital
  leases                 15,182,532           --   1,481,933     13,700,599
 Vehicles                   883,644      101,910     133,458        852,096
 Construction in
  progress                  231,160      499,336          --        730,496

                       $124,497,063   $5,973,814  $2,740,732   $127,730,145

Fifty-three weeks
 ended
July 31, 1993
 Land                  $  7,878,028   $   50,000  $       --   $  7,928,028
 Buildings               33,899,911      100,637          --     34,000,548
 Store fixtures &
  equipment              56,248,734    1,323,522   2,547,330     55,024,926
 Leasehold
  improvements           11,355,257      146,436     255,468     11,246,225
 Leased property
  under capital
  leases                 15,182,532           --          --     15,182,532
 Vehicles                   905,669      125,003     147,028        883,644
 Construction in
  progress                       --      231,160          --        231,160

                       $125,470,131   $1,976,758  $2,949,826   $124,497,063

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                AMORTIZATION OF PROPERTY, EQUIPMENT AND FIXTURES


Col. A                Col. B          Col. C      Col. D        Col. E
                      Balance at                                Balance
                      Beginning                                 at end
Classification        of Period       Additions   Retirements   of Period

Fifty-two weeks
 ended
July 29, 1995
Buildings             $ 6,904,784     $1,174,734  $   38,128   $ 8,041,390
Store fixtures &
 equipment             34,520,815      5,163,170   2,228,480    37,455,505
Leasehold
 improvements           7,454,626      1,104,048          --     8,558,674
Leased property
 under capital
 leases                 6,778,475        526,612          --     7,305,087
Vehicles                  657,527        112,831     175,753       594,605

                      $56,316,227     $8,081,395  $2,442,361   $61,955,261
Fifty-two weeks
 ended
July 30, 1994

Buildings             $ 5,733,858     $1,170,926  $       --   $ 6,904,784
Store fixtures &
 equipment             30,136,690      5,354,389     970,264    34,520,815
Leasehold
 improvements           6,404,256      1,062,824      12,454     7,454,626
Leased property
 under capital
 leases                 7,419,259        544,758   1,185,542     6,778,475
Vehicles                  672,133        116,041     130,647       657,527

                      $50,366,196     $8,248,938  $2,298,907   $56,316,227


Fifty-three weeks
 ended
July 31, 1993

Buildings             $ 4,558,724     $1,175,134  $       --   $ 5,733,858
Store fixtures &
 equipment             26,876,142      5,277,908   2,017,360    30,136,690
Leasehold
 improvements           5,682,811        975,136     253,691     6,404,256
Leased property
 under capital
 leases                 6,820,063        599,196          --     7,419,259
Vehicles                  658,907        153,866     140,640       672,133

                      $44,596,647     $8,181,240  $2,411,691   $50,366,196

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


Date:  October 25, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:


/S/ Perry Sumas                           /S/ James Sumas
Perry Sumas, October 25, 1995             James Sumas, October 25, 1995
(Director)                                (Director)

/S/ Robert Sumas                          /S/ William Sumas
Robert Sumas, October 25, 1995            William Sumas, October, 25, 1995
(Director)                                (Director)


/S/ John P. Sumas                         /S/ John J. McDermott
John P. Sumas, October 25, 1995           John McDermott, October 25, 1995
(Director)                                (Director)


/S/ George Andresakes                     /S/ Norman Crystal
George Andresakes, October 25, 1995       Norman Crystal, October 25, 1995
(Director)                                (Director)





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





                      Independent Auditors' Consent




The Board of Directors
Village Super Market, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our reports dated September 29, 1995, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 29, 1995 and July 30, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedules for each of the years in the three year period ended July 29, 1995, which reports appear in or are incorporated by reference in the July 29, 1995 annual report on Form 10-K of Village Super Market, Inc.

Our report refers to a change in the method of accounting for income taxes.



                                                KPMG Peat Marwick LLP

Short Hills, New Jersey
October 27, 1995