Form 10-Q
period 1995-10-28
VILLAGE SUPER MARKET INC
filed 1995-12-01
CIK 103595

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-2633

                        VILLAGE SUPER MARKET, INC.
----------------------------------------------------------------
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


                                            November 30, 1995

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

      Notes to Consolidated Condensed Financial Statements . . . . . 6


Item 2.

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations  . . . . . . . . . . . 7-8

Part II

Other Information

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  9

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  Exhibit 28 (a). . . . . . . . . . . . . . . . . . . . . . . . . . 11

Part 1.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                              VILLAGE SUPER MARKET, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Dollars in Thousands)

<CAPTION >
                                       October 28,  July 29,
                                          1995        1995
                      ASSETS
Current assets
 Cash and cash equivalents             $  2,036     $  9,655
 Merchandise inventories                 24,870       24,179
 Patronage dividend receivable            3,996        2,683
 Miscellaneous receivables                3,188        3,137
 Prepaid expenses                           668          630
  Total current assets                   34,758       40,284

Property, equipment and fixtures, net    69,295       69,916

Investment in related party               9,878        9,820

Goodwill, net                            10,816       10,871

Other intangibles, net                    2,725        2,791

Other assets                              1,914        1,892

Total assets                           $129,386     $135,574


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt     $  5,080     $  5,080
 Accounts payable to related party       24,574       25,584
 Accounts payable and accrued expenses   10,627       12,603
 Deferred income taxes                      772          772
  Total current liabilities              41,053       44,039

Long-term debt, less current portion     31,511       34,852
Deferred income taxes                     3,682        3,682
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares                18,129       18,129
 Class B common stock - no par value,
  issued & outstanding 1,594,076 shares   1,035        1,035
 Retained earnings                       40,161       40,022
 Less cost of treasury shares
   (447,000 shares)                      (6,185)      (6,185)

  Total shareholders' equity             53,140       53,001

Total liabilities and shareholders'
  equity                               $129,386     $135,574

See accompanying notes to consolidated condensed financial statements.


                            VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Thousands Except Per Share Amounts)



                                  13 Weeks Ended     13 Weeks Ended
                                  October 28, 1995   October 29, 1994
Sales                             $  166,522         $  167,366

Cost of sales                        125,487            126,740

Gross Margin                          41,035             40,626

Operating and administrative
 expense                              37,746             37,363

Depreciation and amortization
 expense                               2,073              2,109

Operating income                       1,216              1,154

Interest expense (net)                   985              1,021

Income before provision for
 income taxes                            231                133

Provision for income taxes                92                 50


Net income                        $      139         $       83


Weighted average number
 of common shares outstanding      2,909,876          2,909,876

Net income per share              $      .05         $      .03

See accompanying notes to consolidated condensed financial statements.

                          VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (Dollars in Thousands)

                                        13 Weeks Ended   13 Weeks Ended
                                        October 28,1995  October 29,1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $   139         $     83
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
  Depreciation and amortization               2,073            2,109
  Provision to value inventories at LIFO        150              175
  Changes in assets and liabilities:
   (Increase) decrease in inventory            (841)              51
   (Increase) in patronage dividend
     receivable                              (1,313)          (1,377)
   (Increase) in misc. receivables             ( 51)          (1,282)
   (Increase) in prepaid expenses              ( 38)            ( 52)
   (Increase) in other assets                  ( 22)            ( 22)
    Increase (decrease) in accounts payable
    to related party                         (1,010)             625
   (Decrease) in accounts payable and
     accrued expenses                        (1,976)          (  724)


Net cash used by operating activities        (2,889)          (  414)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures                         (1,331)          (1,888)
Investment in related party                    ( 58)            ( 38)
Net cash used by investing activities        (1,389)          (1,926)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt       --            4,100
  Principal payments of long-term debt       (3,341)          (3,197)
  Net cash provided (used)
   by financing activities                   (3,341)             903

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (7,619)          (1,437)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                         9,655            7,246

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $ 2,036         $  5,809


See accompanying notes to consolidated condensed financial statements.


                            VILLAGE SUPER MARKET, INC.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of October 28, 1995 and July 29, 1995 and the results of operations and cash flows for the periods ended October 28, 1995 and October 29, 1994.
    The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 29, 1995 Village Super Market, Inc. Annual Report.
2. The results of operations for the period ended October 28, 1995 are not necessarily indicative of the results to be expected for the full year.
3. At both October 28, 1995 and July 29, 1995 approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $6,963,000 and $6,813,000 higher than reported at October 28, 1995 and July 29, 1995, respectively.


Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
----------------------------------------------------------------------
RESULTS OF OPERATIONS
    Sales for the first quarter were $166,522,000 compared with sales of $167,366,000 in the first quarter of the prior year. The slight sales decrease was due to the prior year including one month's operations of the Easton store. Same store sales were flat as the effects of new competitive entries were offset by improved sales at two stores remodeled last year.
    Gross margin as a percentage of sales increased to 24.6% in the current quarter compared with 24.3% in the corresponding quarter one year ago. This improvement in gross margin is primarily due to an improved mix of sales in higher margin departments and aggressive buying practices.
    Operating and administrative expenses as a percentage of sales increased to 22.7% compared with 22.3% in the prior year. This increase was due to higher coupon and supply costs. Coupon costs are higher in response to new competitive entries. Higher supply costs reflect the increased cost of paper bags that began in the second quarter of fiscal 1995.
LIQUIDITY AND FINANCIAL RESOURCES
    Current liabilities exceeded current assets by $6,295,000 at October 28, 1995 compared to $3,755,000 at July 29, 1995. The current ratio decreased to .85 at October 28, 1995 compared to .91 at July 29, 1995.
    The decline in working capital at October 28, 1995 is primarily a result of the Company discontinuing its previous policy of borrowing funds at the end of each quarter to maintain the current ratio required in one of its debt agreements.  That agreement has been amended to delete the current ratio maintenance requirement.
    During the quarter, debt payments of $3,341,000, capital expenditures of $1,331,000 and cash used by operations of $2,889,000 resulted in a $7,619,000 reduction in cash balances. At October 28, 1995 the balance outstanding on the Company's line of credit was $6,800,000.
    The majority of capital expenditures in the current quarter related to the ongoing remodel and expansion of the Absecon store. The
Company has budgeted approximately $8,000,000 for capital expenditures in fiscal 1996, the majority of which relates to the Absecon project. The Company expects to finance these expenditures through internally generated funds and borrowings under its credit facility.
    In November, the Company sold property of a store previously closed in Maplewood, NJ for $1,450,000. A substantial gain on this transaction will be recorded in the second quarter.
    The Company is under contract to purchase properties in Westfield and Garwood, NJ, contingent upon receiving all approvals, on which it plans to construct one superstore. The Company's application to Westfield's Planning Board has been denied and the Company has filed suit to have this decision overturned. During November the company reached a tentative settlement, contingent on certain conditions, with Westfield to approve the building of a superstore and to settle the lawsuit. The Town of Garwood has approved the same plan that
Westfield has denied. In addition, the Company has filed a second application with Garwood to build the store entirely in Garwood should the settlement with Westfield not be finalized. Should this store ultimately be approved for construction, the Company would increase its capital expenditure plans for fiscal 1996 and 1997. The Company believes it can obtain the portion of the financing not already in place to complete this project.
    At October 28, 1995, the Company was in compliance with all provisions of its revolving/term loan agreement. The Company did not meet a cash flow to fixed charge coverage ratio contained in two other debt agreements with one lender. This does not constitute an event of default. However, until this ratio is met or unless a waiver is obtained, the agreements prevent the Company from borrowing additional funds (other than the Company's revolving loan), declaring dividends
and executing new leases.   The Company expects to finalize an
amendment to these agreements during the second quarter to allow the Company to borrow additional funds and execute leases.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    6(a)  Exhibits:

          Exhibit 28(a) - Press Release dated November 30, 1995

    6(b)  Reports on form 8-K.

           None.












SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Village Super Market, Inc.



                                       Registrant



Date: November 30, 1995             /s/ Perry Sumas

                                       Perry Sumas (President)




Date: November 30, 1995            /s/ Kevin R. Begley

                                       Kevin R. Begley
                                       (Chief Financial Officer)