Form 10-Q
period 1996-01-27
VILLAGE SUPER MARKET INC
filed 1996-02-29
CIK 103595

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 1996

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

                                             February 28, 1996
Class A, Common Stock, No Par Value          1,315,800 Shares
Class B, Common Stock, No Par Value          1,594,076 Shares

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



PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          VILLAGE SUPER MARKET, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                      January 27, 1996   July 29, 1995
                         ASSETS
Current assets
   Cash and cash equivalents             $  8,223         $  9,655
   Merchandise inventories                 24,931           24,179
   Patronage dividend receivable            1,083            2,683
   Miscellaneous receivables                3,209            3,137
   Prepaid expenses                           577              630
     Total current assets                  38,023           40,284

Property, equipment and fixtures, net      68,648           69,916

Investment in related party                10,057            9,820

Goodwill, net                              10,761           10,871

Other intangibles, net                      2,658            2,791

Other assets                                1,937            1,892

     Total assets                       $ 132,084         $135,574


       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt    $   5,080         $  5,080
   Accounts payable to related party       29,872           25,584
   Accounts payable and accrued expenses   13,917           12,603
   Deferred income taxes                      772              772
     Total current liabilities             49,641           44,039

Long-term debt, less current portion       24,067           34,852
Deferred income taxes                       4,042            3,682
Shareholders' equity
 Class A common stock - no par value,
 issued  1,762,800 shares (including
 447,000 in treasury)                      18,129           18,129
 Class B common stock - no par value
 1,594,076 shares issued & outstandin       1,035            1,035
 Retained earnings                         41,355           40,022
 Less cost of treasury shares              (6,185)          (6,185)

Total shareholders' equity                 54,334           53,001

Total liabilities and shareholders'
 equity                                 $ 132,084        $ 135,574


See accompanying notes to consolidated condensed financial statements.


                          VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                     13 Wk End     13 Wk End    26 Wk End    26 Wk End
                     Jan 27,1996   Jan 28,1995  Jan 27,1996  Jan 28,1995
Sales                $  178,002    $  171,804   $  344,524    $  339,170

Cost of sales           134,311       129,964      259,798       256,704

Gross margin             43,691        41,840       84,726        82,466

Operating &
administrative
expenses                 39,649        37,739       77,395        75,102

Depreciation and
amortization expense      2,073         2,133        4,146         4,242

Operating income          1,969         1,968        3,185         3,122

Interest expense,
net                         966         1,048        1,951         2,069

Gain (loss) on
disposal of assets          952          (190)         952          (190)

Income before provision
 for income taxes         1,955           730        2,186           863

Provision for income tax
 expense                    761           294          853           344

Net income           $    1,194    $      436   $    1,333    $      519

Weighted average number
 of common shares out-
 standing             2,909,876     2,909,876    2,909,876     2,909,876

Net income per share  $     .41    $      .15    $     .46     $     .18

See accompanying notes to consolidated condensed financial statements.


                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)

                                    26 Weeks Ended     26 Weeks Ended
                                    January 27, 1996   January 28, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $ 1,333          $  519
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization              4,146           4,242
Deferred taxes                               360             ---
Provision to value inventories at LIFO       300             300
(Gain) loss on disposal of assets           (952)            ---
Changes in assets and liabilities:
 (Increase) decrease in inventory         (1,052)            237
 Decrease in patronage dividend
  receivable                               1,600           1,665
 (Increase) in misc. receivables             (72)           (750)
 Decrease in prepaid expenses                 53              40
 (Increase) in other assets                  (45)           (325)
 Increase in accounts payable to
  related party                            4,288           3,915
 Increase (decrease) in accounts payable
  and accrued expenses                     1,314          (1,286)
Net cash provided by operating
 activities                               11,273           8,557

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                      (2,921)         (3,549)
Investment in related party               (  237)          ( 239)
Proceeds from sale of assets, net          1,238             ---
Net cash used in investing activities     (1,920)         (3,788)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt     ---           3,000
Principal payments of long-term debt     (10,785)         (3,898)
Net cash used by financing activities    (10,785)         (  898)

NET INCREASE(DECREASE)IN CASH
 AND CASH EQUIVALENTS                     (1,432)          3,871

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       9,655           7,246

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $ 8,223       $  11,117

See accompanying notes to consolidated condensed financial statements.


                        VILLAGE SUPER MARKET, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of January 27, 1996 and July 29, 1995 and the results of operations and cash flows for the periods ended January 27, 1996 and January 28, 1995.
     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 29, 1995 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended January 27, 1996 are not necessarily indicative of the results to be expected for the full year.

3. At both January 27, 1996 and July 29, 1995 approximately 66% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,113,000 and $6,813,000 higher than reported at January 27, 1996 and July 29, 1995, respectively.






ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------
RESULTS OF OPERATIONS

     Sales for the second quarter of fiscal 1996 were $178,002,000, an increase of 3.6% from the second quarter of the prior year. This same store sales increase is attributable to more aggressive promotional programs and improved sales at remodeled stores. Sales for the six months ended January 27, 1996 were $344,524,000, an increase of 1.6% from the prior year. The increase in sales for the sixth month period was entirely attributable to the improved sales in the second quarter, as first quarter same store sales were even with the prior year. The Company had 23 stores in operation in both fiscal years.
     Gross margin as a percentage of sales for the quarter and six months ended January 27, 1996 increased to 24.5% and 24.6%, respectively, compared with 24.4% and 24.3%, respectively, in the corresponding prior year periods. These improvements in gross margin are primarily due to an improved mix of sales in high margin departments and aggressive buying practices.
     Operating and administrative expenses as a percentage of sales for the quarter and six months increased to 22.3% and 22.5%, respectively, compared with 22.0% and 22.1%, respectively, in the corresponding prior year periods. These increases were due to higher coupon, advertising, snow removal and utility costs. Advertising and coupon costs increased in response to competitive entries and a more aggressive promotional program. Snow removal and utility costs increased due to the harsh winter in the northeast. Partially offsetting these higher costs were lower store payroll and fringe benefit costs.
     In November, the Company sold the property of a store previously closed in Maplewood, New Jersey for $1,238,000, net of certain costs. A gain before taxes in the amount of $952,000 has been recorded in the second quarter.
LIQUIDITY AND FINANCIAL RESOURCES
     Current liabilities exceeded current assets by $11,618,000 at January 27, 1996 as compared to $3,755,000 at July 29, 1995. The current ratio decreased to .77 at January 27, 1996 compared to .91 at July 29, 1995.
     The decline in working capital at January 27, 1996 is primarily a result of the Company discontinuing its previous policy of borrowing funds at the end of each quarter to maintain the current ratio required in one of its debt agreements. That agreement has been amended to delete the current ratio maintenance requirement.
     During the six month period, cash provided by operating activities of $11,273,000 was used to reduce debt outstanding by $10,785,000 and to fund $2,921,000 of capital projects. This resulted in a cash decrease of $1,432,000. At January 27, 1996 there was no balance outstanding on the Company's $12,000,000 line of credit.
     The majority of capital expenditures in the six month period related to the ongoing remodel and expansion of the Absecon store. The Company had originally budgeted approximately $8,000,000 for capital expenditures in fiscal 1996, the majority of which relates to the Absecon project. These capital expenditures will be financed through internally generated funds and borrowing under the credit facility. As previously disclosed, the Company is under contract to purchase properties in Westfield and Garwood, New Jersey on which the Company plans to construct one superstore.
     During the January quarter, the tentative settlement that had been reached with the town of Westfield to approve the building of a superstore in both towns and to settle the Company's lawsuit against the Westfield Planning Board was rejected by the Westfield Planning Board. Also, during the second quarter, the town of Garwood approved the Company's application to build a superstore in Garwood. The Company now intends to build this superstore entirely in the town of Garwood beginning this fiscal year. The Company expects to close on both pieces of property during the third quarter using principally seller financing and the proceeds from the sale of the Maplewood property in November 1995. The Company expects to begin construction in the fourth quarter and to complete the store in fiscal 1997. The Company believes it can obtain the portion of the financing not already in place to complete this project, including the necessary waivers from financial institutions.
     At January 27, 1996, the Company was in compliance with all provisions of all debt agreements.

PART II

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
     6(a)  Exhibits:
           Exhibit 28(a)  Press Release dated February 29, 1996.
           Exhibit 28(b)  First Quarter Report to Shareholders
                          dated December 8, 1995.

     6(b)  Reports on form 8-K.
           None.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Village Super Market, Inc.
                                      Registrant


Date: February 29, 1996             /s/  Perry Sumas
                                    Perry Sumas (President)



Date: February 29, 1996             /s/  Kevin R. Begley
                                    Kevin R. Begley
                                    (Chief Financial Officer)