Form 10-Q
period 1996-04-27
VILLAGE SUPER MARKET INC
filed 1996-06-05
CIK 103595

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 1996

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

                                             June 1, 1996
Class A, Common Stock, No Par Value          1,315,800 Shares
Class B, Common Stock, No Par Value          1,594,076 Shares



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











PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          VILLAGE SUPER MARKET, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                       April 27, 1996       July 29, 1995
                         ASSETS
Current assets
   Cash and cash equivalents              $  1,502             $  9,655
   Merchandise inventories                  24,961               24,179
   Patronage dividend receivable             1,699                2,683
   Miscellaneous receivables                 3,468                3,137
   Prepaid expenses                            600                  630
     Total current assets                   32,230               40,284

Property, equipment and fixtures, net       70,975               69,916

Investment in related party                 10,116                9,820

Goodwill, net                               10,706               10,871

Other intangibles, net                       2,592                2,791

Other assets                                 1,959                1,892

     Total assets                        $ 128,578             $135,574


       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt     $   5,080         $      5,080
   Accounts payable to related party        24,614               25,584
   Accounts payable and accrued expenses    13,259               12,603
   Deferred income taxes                       772                  772
     Total current liabilities              43,725               44,039

Long-term debt, less current portion        26,421               34,852
Deferred income taxes                        4,042                3,682
Shareholders' equity
 Class A common stock - no par value,
 issued  1,762,800 shares (including
 447,000 in treasury)                       18,129               18,129
 Class B common stock - no par value
 1,594,076 shares issued & outstanding       1,035                1,035
 Retained earnings                          41,411               40,022
 Less cost of treasury shares               (6,185)              (6,185)

Total shareholders' equity                  54,390               53,001

Total liabilities and shareholders'
 equity                                  $ 128,578            $ 135,574

See accompanying notes to consolidated condensed financial statements.



                           VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                       13 Wks End    13 Wks End     39 Wks End      39 Wks End
                      Apr 27,1996   Apr 29,1995    Apr 27,1996     Apr 29,1995
Sales                  $  169,279    $  164,453     $  513,803      $  503,624

Cost of sales             127,232       123,959        387,030         380,664

Gross margin               42,047        40,494        126,773         122,960

Operating and
 administrative
 expenses                  39,079        37,855        116,474         112,956

Depreciation and
 amortization expense       2,097         2,134          6,243           6,376

Operating income              871           505          4,056           3,628

Interest expense, net         776           991          2,727           3.060

Gain (loss) on disposal
 of assets                    ---           ---            952            (190)

Income (loss) before
provision for income taxes     95          (486)         2,281             378


Provision for income tax
expense (benefit)              39          (193)           892             151

Net income (loss)     $        56  $       (293)    $    1,389     $       227

Net income (loss) per share:
Weighted average number
 of common shares out-
 standing               2,909,876     2,909,876      2,909,876       2,909,876

Net income (loss)     $       .02  $       (.10)    $      .48     $       .08


See accompanying notes to consolidated condensed financial statements.






                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)

                                             39 Weeks Ended     39 Weeks Ended
                                             April 27, 1996     April 29, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 1,389            $  227
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                    6,243             6,376
Deferred taxes                                     360               ---
Provision to value inventories at LIFO             450               450
(Gain) loss on disposal of assets                 (952)              ---
Changes in assets and liabilities:
 (Increase) decrease in inventory               (1,232)               87
 Decrease in patronage dividend receivable         984               813
 (Increase) in misc. receivables                  (331)             (485)
 Decrease in prepaid expenses                       30                31
 (Increase) in other assets                        (67)             (636)
 (Decrease)in accounts payable to
  related party                                   (970)           (1,321)
 Increase (decrease) in accounts payable
  and accrued expenses                             656              (465)
Net cash provided by operating activities        6,560             5,077

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                            (7,224)           (5,084)
Investment in related party                     (  296)            ( 345)
Proceeds from sale of assets, net                1,238               ---
Net cash used in investing activities           (6,282)           (5,429)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt           ---             6,600
Principal payments of long-term debt           ( 8,431)           (4,553)
Net cash used by financing activities          ( 8,431)            2,047

NET INCREASE(DECREASE)
 IN CASH AND CASH EQUIVALENTS                  ( 8,153)            1,695

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             9,655             7,246

CASH AND CASH EQUIVALENTS, END OF PERIOD      $  1,502         $   8,941

See accompanying notes to consolidated condensed financial statements.


                        VILLAGE SUPER MARKET, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of April 27, 1996 and July 29, 1995 and the results of operations and cash flows for the periods ended April 27, 1996 and April 29, 1995.

     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 29, 1995 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended April 27, 1996 are not necessarily indicative of the results to be expected for the full year.

3. At both April 27, 1996 and July 29, 1995 approximately 66% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,263,000 and $6,813,000 higher than reported at April 27, 1996 and July 29, 1995, respectively.





ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------
RESULTS OF OPERATIONS

     Sales for the third quarter of fiscal 1996 were $169,279,000, an increase of 2.9% from the third quarter of the prior year. This same store sales increase is attributable to more aggressive promotional programs and improved sales at remodeled stores. Sales for the nine months ended April 27, 1996 were $513,803,000, an increase of 2.0% from the prior year. The company had 23 stores in operation in both fiscal years.
     Gross margin as a percentage of sales for the quarter and nine months ended April 27, 1996 increased to 24.8% and 24.7%, respectively, compared with 24.6% and 24.4%, respectively, in the corresponding prior year periods. These improvements in gross margin are primarily due to aggressive buying practices and an improved mix of sales in high margin departments.
     Operating and administrative expenses as a percentage of sales for the quarter and nine months increased to 23.1% and 22.7%, respectively, compared with 23.0% and 22.4%, respectively, in the corresponding prior year periods. The slight increase in the third quarter was due to higher coupon, snow removal and credit card processing costs. Coupon costs increased in response to competitive entries and a more aggressive promotional program. Partially offsetting these higher costs were lower store payroll and fringe benefit costs.
       Interest expense declined due to lower average debt levels, lower interest rates and increased interest income in the current quarter.
     In November, the Company sold the property of a store previously closed in Maplewood, New Jersey for $1,238,000, net of certain costs. A gain before taxes in the amount of $952,000 was recorded in the second quarter.
     Net income was $56,000 compared with a net loss of $293,000 in the prior year third quarter. This improvement was principally attributable to higher same store sales, an increased gross margin percentage, and lower interest expense.

LIQUIDITY AND FINANCIAL RESOURCES

     Current liabilities exceeded current assets by $11,495,000 at April 27, 1996 compared to $3,755,000 at July 29, 1995. The current ratio decreased to
 .74 at April 27, 1996 compared to .91 at July 29, 1995.
     The decline in working capital at April 27, 1996 is primarily a result of the Company discontinuing its previous policy of borrowing funds at the end of each quarter to maintain the current ratio required in one of its debt agreements. That agreement has been amended to delete the current ratio maintenance requirement.
     During the nine month period, cash provided by operating activities of $6,560,000 was used to reduce debt outstanding by $8,431,000 and to fund $7,224,000 of capital expenditures. This resulted in a cash decrease of $8,153,000. At April 27,1996, $3,000,000 was outstanding on the Company's $12,000,000 line of credit.
     The majority of capital expenditures in the nine month period related to the ongoing expansion and remodel of the Absecon store. The Company had originally budgeted approximately $8,000,000 for capital expenditures in fiscal 1996, the majority of which relates to the Absecon project. These capital expenditures will be financed through internally generated funds and borrowing under the credit facility.
     As previously disclosed, the Company is under contract to purchase properties in Westfield and Garwood, New Jersey on which the Company plans to construct one superstore. Earlier this year, the tentative settlement that had been reached with the town of Westfield to approve the building of a superstore in both towns and to settle the Company's lawsuit against the Westfield Planning Board was rejected by the Westfield Planning Board.
Also, the town of Garwood approved the Company's application to build a superstore in Garwood. The Company now intends to build this superstore entirely in the town of Garwood beginning this summer. During the April quarter, the Company completed the purchase of one of the pieces of property, primarily from the proceeds of the sale of the Maplewood property. The Company expects to complete the acquisition of the additional property in the fourth quarter using principally seller financing. The Company expects to complete the construction of the store in the later part of fiscal 1997. The Company believes it can obtain the portion of the financing not already in place to complete this project, including the necessary waivers from financial institutions.

     At April 27, 1996, the Company was in compliance with all provisions of all debt agreements.

PART II
                                     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     6(a)  Exhibits:
           Exhibit 28(a)  Press Release dated June 4, 1996.
           Exhibit 28(b)  Second Quarter Report to Shareholders
      6(b) Reports on form 8-K.
           None.




                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      Village Super Market, Inc.
                                      Registrant


Date: June 4, 1996                  /s/  Perry Sumas
                                         Perry Sumas (President)



Date: June 4, 1996                  /s/  Kevin R. Begley
                                         Kevin R. Begley
                                         (Chief Financial Officer)