Form 10-K
period 1996-07-27
VILLAGE SUPER MARKET INC
filed 1996-10-24
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]. For the fiscal year ended July 27, 1996.

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

    Securities registered pursuant of Section 12(b) of the Act:
Title of Each Class                  Name of Each Exchange on Which Registered
None                                 None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super
Market, Inc. held by non-affiliates was approximately $10,399,322 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $1,764,507 (based upon the closing price of the Class A shares on the Over the Counter Market on October 9, 1996). There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                              Outstanding at
                 Class                       October 23, 1996
     Class A common stock, no par value      1,315,800 Shares
     Class B common stock, no par value      1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 1996 Annual Report to Shareholders and the 1996 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 6, 1996 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.

                               Part I

                           ITEM I.  BUSINESS

GENERAL

     The Company operates a chain of 21 ShopRite supermarkets, 15 of which are located in northern New Jersey, 1 of which is in northeastern Pennsylvania and 5 of which are in the southern shore area of New Jersey.
In addition, the Company operates two former ShopRite stores under a "Village Market" format as described below. The Company is a member in Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution and advertising associated with chains of greater size and geographic reach.

     The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

     The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on development of superstores, which, in addition to their larger size (an average of 50,000 total square feet, including office and storage space, compared with an average of 30,000 total square feet for conventional super-markets), feature such higher margin specialty service departments as an on-site bakery, an expanded delicatessen including prepared foods, a fresh seafood section and, in most cases, a prescription pharmacy. Superstores also offer an expanded selection of higher margin non-food items such as cut flowers, health and beauty aids, greeting cards, video cassette rentals and small appliances. Two superstores also include a warehouse section featuring products in giant sizes. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

     Product Categories                 Fiscal Year Ended In July

                                         1994      1995      1996
     Groceries                           44.0%     44.1%     43.8%
     Dairy and Frozen                    15.7      15.6      15.6
     Meats                               11.1      10.6      10.3
     Non-Foods                            9.2       9.5       9.8
     Produce                              9.3       9.6       9.8
     Delicatessen                         4.1       4.1       4.3
     Seafood                              1.9       1.9       1.9
     Pharmacy                             2.8       2.9       2.9
     Bakery                               1.6       1.6       1.5
     Other                                 .3        .1        .1
                                        100.0%    100.0%    100.0%


     Number of superstores                 18        19        19
     Selling square feet
      represented by superstores           82%       88%       88%

      Because of increased size and broader product mix, a superstore can satisfy a greater percentage of a customer's weekly shopping needs and, as a result, the typical superstore generally has a higher volume of sales per square foot and sales per customer than a conventional supermarket. In addition, because of their greater total sales volume and increased percentage of their sales allocable to higher margin items, superstores generally operate more profitably than conventional supermarkets.

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

DEVELOPMENT AND EXPANSION

      The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. The Company completed one major expansion and remodel in fiscal 1996. The Company has budgeted $17,000,000 for capital expenditures in fiscal 1997. The major planned expenditures are the expansion and remodel of the Livingston, Chester and Stroudsburg stores and the acquisition of property for a future store.

      In the last five years, the Company has added one new store and completed five remodels. The Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with increased governmental regulations, including sewage moratoriums and environmental cleanup regulations effecting sites, the Company has been unable to open the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.

WAKEFERN

      The Company is the second largest member of Wakefern (owning 16.5% of Wakefern's outstanding stock) and two of the Company's principal shareholders were founders of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 37 individual member companies and 188 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, purchase their product requirement and participate in ShopRite advertising and promotional programs and its computerized purchasing, warehousing and distribution services.

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

    Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey; Dayton, New Jersey; Wallkill, New York; and South Brunswick, New Jersey. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also makes unapproved changes in control of the Company and sale of the Company or of individual Company stores, except to a qualified successor, financially prohibitive by requiring the Company in such cases to pay Wakefern a profit contribution shortfall attributable to the sale of store or change in control. Such payments were waived by Wakefern in connection with sale of the Orange, Maplewood, Kingston and Morristown stores. A "qualified successor" must be or agree to become a member of Wakefern and may not own or operate any supermarket other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 ShopRite supermarkets in any other locations in the United States.

     Wakefern, under circumstances specified in its bylaws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any member. Such circumstances include certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, the material breach by a member of any provision of the bylaws of Wakefern or any agreement with Wakefern or determination by Wakefern that the continued supplying of merchandise or services to such member would adversely effect Wakefern.

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

     Wakefern owns and operates 18 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

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

     Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the per-store capital contributions required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. The Company is required to invest approximately $467,000 over approximately the next two years.

TECHNOLOGY

     The Company considers automation and computerization important to its operations and competitive position. All stores have scanning checkout systems that improve pricing accuracy, enhance productivity and reduce checkout time for customers. Over the last several years, the company installed IBM RS/6000 computers and satellite communications in each store. Using the RS/6000 system, the Company offers customers debit and credit card payment options in all stores. In addition, the Company is utilizing a computer generated ordering system, which is designed to reduce inventory levels in out-of-stock conditions, enhance shelf space utilization, and reduce labor costs.

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

COMPETITION

     The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, drug stores, discount department stores and convenience stores. The principal methods of competition utilized by the Company are low pricing, courteous, quick service to the customer, quality products and consistent availability of a wide variety of merchandise including the ShopRite private label. The Company believes its focus and the continuity of its management by the Sumas family permit it to operate with greater flexibility in tailoring the products offered in each store to the demographics of the communities they serve as compared to national and larger regional chains. The Company's principle competitors are Pathmark, A&P, Foodtown, Edwards, King's, Grand Union and Acme. Many of the Company's competitors have financial resources substantially greater than those of the Company.

LABOR

     As of October 7, 1996, the Company employed approximately 3,740 persons, of whom approximately 2,380 worked part-time. Approximately 83% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993 which was settled with a new four year contract. That contract and one other contract expire in fiscal 1997. Most of the Company's competitors in New Jersey are similarly unionized.

REGULATORY ENVIRONMENT

     While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings, and competitive position in fiscal 1997 and 1998.

ITEM 2.  PROPERTIES

     The Company owns the sites of five of its supermarkets (containing 330,000 square feet of total space), all of which are free-standing stores, except the Egg Harbor store, which is part of a shopping center. The Company also owns the site of the former Easton store which is currently being marketed. The remaining eighteen supermarkets (containing 800,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Eleven of these leased stores are located in strip shopping centers and the remaining seven are free-standing stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 2001.
The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 27, 1996 was approximately $5,920,000. The Company is a limited partner in two partnerships, each of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a general partnership that is a lessor of one of the Company's free-standing supermarkets.

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

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

        In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III, Item 10, the following is provided with respect to executive officers who are not directors:

    NAME          AGE        POSITION WITH THE COMPANY

  Carol Lawton     53    Vice President and Assistant Secretary since
                          1983; responsible for administration of
                          headquarters staff.

  Frank Sauro      38    General Counsel since April 1988.
                          Mr. Sauro is a member of the New Jersey Bar.

  Kevin Begley     38    Chief Financial Officer since December 1988.
                          Mr. Begley is a Certified Public Accountant.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The information required by this Item is incorporated by reference from Information appearing on Page 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 27, 1996.

ITEM 6. SELECTED FINANCIAL DATA

       The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 27, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this Item is incorporated by reference from Information appearing on Pages 4 and 5 in the Company's Annual Report to Shareholders for the fiscal year ended July 27, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 6 to 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 27, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1996, in connection with its Annual Meeting scheduled to be held on December 6, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1996, in connection with its Annual Meeting scheduled to be held on December 6, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1996, in connection with its annual meeting scheduled to be held on December 6, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1996, in connection with its annual meeting scheduled to be held on December 6, 1996.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)  1.  Financial Statements:

         Consolidated Balance Sheets - July 27, 1996 and July 29, 1995;

         Consolidated Statements of Operations - years ended
          July 27, 1996; July 29, 1995 and July 30, 1994;

         Consolidated Statements of Shareholders' Equity - years ended
          July 27, 1996; July 29, 1995 and July 30, 1994;

         Consolidated Statements of Cash Flows - years ended
          July 27, 1996; July 29, 1995 and July 30, 1994;

         Notes to consolidated financial statements.

         The financial statements above and Independent Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 27, 1996.


     2.  Financial Statement Schedules:

         All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3.  Exhibits

                          EXHIBIT INDEX


Exhibit No.  3 - Certificate of Incorporation and By-Laws*

Exhibit No.  4 - Instruments defining the rights of security holders;

                 4.1  Note Purchase Agreement dated August 20, 1987*
                 4.2  Loan Agreement dated March 29, 1994*
                 4.3  Amendment No. 1 to Loan Agreement*

Exhibit No. 10 - Material Contracts:

                 10.1  Wakefern By-Laws*
                 10.2  Stockholders Agreement dated February 20, 1992
                        between the Company and Wakefern Food Corp.*
                 10.3  Voting Agreement dated March 4, 1987*
                 10.4  1987 Incentive and Non-statutory Stock Option Plan*

Exhibit No. 13 - Annual Report to Security Holders

Exhibit No. 21 - Subsidiaries of Registrant

Exhibit No. 23 - Consent of KPMG Peat Marwick LLP

Exhibit No. 27 - Financial Data Schedule

Exhibit No. 99 - Press release dated October 1, 1996



* The following exhibits are incorporated by reference from the following previous filings:

    Form 10-K for 1994: 4.3

    Form 10-K for 1993: 3, 4.1, 10.1, 10.2, 10.3 and 10.4

    Form 10-Q for April 23, 1994: 4.2

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.


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


Date:  October 23, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                               Village Super Market, Inc.



/s/ Perry Sumas                           /s/ James Sumas
    Perry Sumas, October 23, 1996             James Sumas, October 23, 1996
   (Director)                                (Director)


/s/ Robert Sumas                          /s/ William Sumas
    Robert Sumas, October 23, 1996            William Sumas, October, 23, 1996
   (Director)                                (Director)


/s/ John P. Sumas                         /s/ John J. McDermott
    John P. Sumas, October 23, 1996           John McDermott, October 23, 1996
   (Director)                                (Director)


/s/ George Andresakes                     /s/ Norman Crystal
    George Andresakes, October 23, 1996       Norman Crystal, October 23, 1996
   (Director)                                (Director)




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


                      Independent Auditors' Consent


The Board of Directors
Village Super Market, Inc.:


     We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated September 30, 1996, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 27, 1996 and July 29, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended July 27, 1996, which report is incorporated by reference in the July 27, 1996 annual report on Form 10-K of Village Super Market, Inc.

     Our report refers to a change in the method of accounting for income taxes.


                                     KPMG Peat Marwick LLP

Short Hills, New Jersey
October 23, 1996



                     VILLAGE SUPER MARKET, INC.
 REPORTS RESULTS FOR THE FOURTH QUARTER & YEAR ENDED JULY 27, 1996


    Springfield, New Jersey - October 1, 1996. Village Super Market, Inc. reported sales and net income for the fourth quarter and year ended July 27, 1996, Perry Sumas, President announced today.

    Net income was $617,000 ($.21 per share) in the fourth quarter of fiscal 1996, an increase of 75% from net income of $352,000 ($.12 per share) in the prior year. Fourth quarter sales were $174,829,000, an increase of .7% from the prior year. The increase in fourth quarter net income was primarily the result of improved gross margin percentages and lower coupon costs.

   Net income for the full fiscal year was $2,006,000 ($.69 per share), an increase of 247% from net income of $578,000 ($.20 per share) in the prior year. Sales for the year were $688,632,000 an increase of 1.7% from the prior year. Fiscal 1996 results include a gain on the sale of real estate in the amount of $571,000 ($.20 per share). Excluding this gain, net income increased 148% from the prior year primarily due to improved gross margins and 1.7% higher same store sales.

    Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and year ended July 27, 1996.

                          July 27, 1996      July 29, 1995

                                    Quarter Ended
Sales                     $174,829,000       $173,699,000
Net Income                $    617,000       $    352,000
Net Income Per Share      $        .21       $        .12

                                     Year Ended
Sales                     $688,632,000       $677,322,000
Net Income                $  2,006,000       $    578,000
Net Income Per Share      $        .69       $        .20