Form 10-Q
period 1996-10-26
VILLAGE SUPER MARKET INC
filed 1996-12-04
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                              FORM 10-Q


(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 26, 1996

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


VILLAGE SUPER MARKET, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY				 			  22-1576170
(State of other jurisdiction of			 (I.R.S. Employer
 incorporation or organization)			  Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	  07081__
(Address of principal executive offices)     (Zip Code)

(201) 467-2200								_
(Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	_X_		No	___

Indicate the number of shares outstanding of the issuers classes of common stock as of the latest practicable date:

									                               December 2, 1996
Class A Common Stock, No Par Value	     1,315,800 Shares
Class B Common Stock, No Par Value	     1,594,076 Shares


VILLAGE SUPER MARKET, INC.

INDEX

PART I											PAGE NO.

FINANCIAL INFORMATION


Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets . . . . . . . . .  3

		Consolidated Condensed Statement of Income  . . . . . .  4

		Consolidated Condensed Statements of Cash Flows . . . .  5

		Notes to Consolidated Condensed Financial Statements. .  6

Item 2.	Managements Discussion and Analysis of Financial
		 Condition and Results of Operations  . . . . . . . .  7-8


PART II

OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K . . . . . . . .   9

 	Signatures . . . . . . . . . . . . . . . . . . . . . . . 10

		Exhibit 28(a)  . . . . . . . . . . . . . . . . . . . . . 11



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

									                                         October 26,	   July 27,
						             	                                1996          1996
ASSETS
Current assets
 Cash and cash equivalents					                    $  3,447		   $  3,244
 Merchandise inventories					                        24,796		     25,118
 Patronage dividend receivable				                    3,405		      2,483
 Miscellaneous receivables					                       3,758		      2,947
 Prepaid expenses						                                 621		        616
	Total current assets					                           36,027		     34,408

Property, equipment and fixtures, net			             71,546		     71,356

Investment in related party					                     10,233		     10,174

Goodwill, net							                                 10,547		     10,605

Other intangibles, net					                           2,474		      2,538

Other assets							                                   2,004		      1,981

 TOTAL ASSETS				                                  $132,831	    $131,062


LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
 Current portion of long-term debt			              $  5,038		   $  5,038
 Accounts payable to related party			                25,175		     24,616
 Accounts payable and accrued expenses			            15,173		     15,196
 Deferred income taxes					                             443		        443
    Total current liabilities				                    45,829		     45,293

Long-term debt, less current portion			              27,763  		   26,814
Deferred income taxes						                           3,948		      3,948
Shareholders equity
 Class A common stock - no par value,
   issued 1,762,800 shares					                      18,129		     18,129
 Class B common stock - no par value,
   issued & outstanding 1,594,076 shares		            1,035		      1,035
Retained earnings						                              42,312		     42,028
Less cost of treasury shares - (447,000 shares)	     (6,185)	     (6,185)

    Total shareholders equity				                    55,291		     55,007

    TOTAL LIABILITIES & SHAREHOLDERS EQUITY	       $132,831 	   $131,062

See accompanying Notes to Consolidated Condensed Financial Statements.




VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)



						                                  	13 Weeks Ended		     13 Weeks Ended
						                                  October 26, 1996     October 28, 1995
Sales						                               $   169,200		        $   166,522

Cost of sales					                            127,341		            125,487

Gross margin					                              41,859		             41,035

Operating and administrative
 expense							                                38,669			            37,746

Depreciation and amortization
 expense						                                  1,823		              2,073

Operating income				                            1,367		              1,216

Interest expense (net)			                         894		                985

Income before provision for
 income taxes					                                473		  	             231

Provision for income taxes		                      189		                 92

Net Income					                           $       284	       	 $       139


Weighted average number of
 common shares outstanding		                 2,909,87	           2,909,876

Net income per share			                   $       .10		        $       .05


See accompanying Notes to Consolidated Condensed Financial Statements.



VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)


                          							         13 Weeks Ended	    13 Weeks Ended
						                                   October 26, 1996   October 28, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income					                     	      $   284 		       $    139
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
  Depreciation and amortization				            1,823 		          2,073
  Provision to value inventories at LIFO		       150			            150
  Changes in assets and liabilities:
   (Increase) decrease in inventory	         		  172			         (  841)
   (Increase) in patronage dividend
     receivable						                         (  922)		         (1,313)
   (Increase) in misc. receivables		          (  811)		         (   51)
   (Increase) in prepaid expenses		           (    5)		         (   38)
   (Increase) in other assets			              (   23)	        	 (   22)
    Increase (decrease) in accounts
    	payable to related party				                559			         (1,010)
   (Decrease) in accounts payable and
     accrued expenses					                    (   23)		         (1,976)

Net cash provided (used) by operating
 activities						                              1,204			         (2,889)


CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures				                    (1,891)	    	     (1,331)
  Investment in related party			              (   59)		         (   58)

Net cash used by investing activities		       (1,950)		         (1,389)


CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt	    4,100              ----
  Principal payments of long-term debt	 	     (3,151)		         (3,341)

Net cash provided (used) by financing
  activities						                               949			         (3,341)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS 					                         203 	        	 (7,619)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD					                     3,244			          9,655

CASH AND CASH EQUIVALENTS,
  END OF PERIOD						                      $   3,447		       $	  2,036



See accompanying Notes to Consolidated Financial Statements.



VILLAGE SUPER MARKET, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



	1.	In the opinion of the Company, the accompanying
unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of October 26, 1996 and July 27, 1996 and the results of operations and cash flows for the periods ended October 26, 1996 and October 28, 1995.
		The significant accounting policies followed by the Company are set forth in Note 1 to the Companys financial statements in the July 27, 1996 Village Super Market, Inc. Annual Report.

	2.	The results of operations for the period ended
October 26, 1996 are not necessarily indicative of the results to be expected for the full year.

	3.	At both October 26, 1996 and July 27, 1996
approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,436,000 and $7,286,000 higher than reported at October 26, 1996 and July 27, 1996 respectively.



ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   ___________________AND RESULTS OF OPERATIONS_______________


RESULTS OF OPERATIONS
	Sales in the first quarter were $169,200,000. As 23 stores were open in both years, this results in a 1.6% same store sales increase. Sales improved in stores which were recently remodeled and in most stores not affected by competitive openings. These improvements were somewhat offset by sales declines in three stores affected by competitive openings.

	Gross margin as a percentage of sales increased to 24.7% in the current quarter compared with 24.6% in the prior year. This improvement in gross margin is primarily due to an improved mix of sales in higher margin departments.

	Operating and administrative expenses as a percentage of sales increased to 22.8% from 22.7% in the prior year. This increase was primarily due to higher advertising, coupon and credit card processing costs. These increases were partially offset by a decline in payroll costs.

	On October 26, 1996, the Company closed an underfacilitated store in Florham Park, New Jersey. A loss of $350,000 was incurred in the first quarter from the operations and closing costs associated with this store.

	Depreciation expense declined to $1,823,000 in the current quarter from $2,073,000 in the prior year due to substantial assets purchased 10 years ago becoming fully depreciated.
Interest expense declined due to lower average debt levels.


LIQUIDITY AND FINANCIAL RESOURCES

	Current liabilities exceeded current assets by $9,802,000 at October 26, 1996 compared to $10,885,000 at July 27, 1996. The current ratio increased to .79 at October 26, 1996 compared to
 .76 at July 27, 1996.

	During the quarter, cash provided by operating activities of $1,204,000, additional long-term borrowings of $2,000,000 and increased use of credit facilities of $2,100,000 were used to make principal payments on long-term debt in the amount of $3,151,000 and to fund $1,891,000 of capital expenditures. The majority of capital expenditures in the quarter related to the completion of the expansion and remodel of the Absecon store.

	At October 26, 1996, $6,100,000 was outstanding on the Companys $12,000,000 line of credit. The Company is currently in the process of replacing this credit facility, which expires on March 31, 1997, with a larger facility. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at October 26, 1996.



PART II - OTHER INFORMATION



Item 6.	Exhibits and Reports on Form 8-K


	6(a)	Exhibits


		Exhibit 28(a) - Press Release dated December 3, 1996.


	6(b)	Reports on Form 8-K.


		None


SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              							 Village Super Market, Inc.
							                               Registrant


Date:  December 3, 1996			           /s/ Perry Sumas
							                                 	Perry Sumas
							                                  (President)


Date:  December 3, 1996			          /s/  Kevin R. Begley
							                                  Kevin R. Begley
							                                  (Chief Financial Officer)

EXHIBIT 28(a)


VILLAGE SUPER MARKET, INC.
REPORTS RESULTS FOR THE FIRST QUARTER ENDED OCTOBER 26, 1996


	Springfield, New Jersey - December 3, 1996 - Village Super Market, Inc. reported sales and net income for the first quarter ended October 26, 1996, Perry Sumas, President, announced today.

	Net income was $284,000 in the first quarter of fiscal 1997, an increase of 104% from the prior year. Sales for the first quarter were $169,200,000, an increase of 1.6% from the prior year.

	Net income improved due to the 1.6% same store sales increase, an improved gross margin and lower depreciation and interest costs. Same store sales increased due to the positive impact of remodeled stores exceeding reduced sales from stores that faced new competitors. Gross margins increased primarily as a result of improved product mix.

	These improvements in net income were somewhat offset by an operating loss and costs associated with closing an underfacilitated store in Florham Park, New Jersey on October 26,
1996. Village Super Market, Inc. currently operates 22 supermarkets under the ShopRite name in New Jersey and eastern
Pennsylvania.

	The following table summarizes Villages results for the quarter ended October 26, 1996:


                                   			   13 Weeks Ended    	13 Weeks Ended
					                                  	October 26, 1996   October 28, 1995
	Sales				                                $169,200,000		     $166,522,000
	Net Income			                            $    284,000    		 $    139,000
 Net Income Per Share                  	  $      	 .10		     $    	  	.05
