Form 10-Q
period 1997-01-25
VILLAGE SUPER MARKET INC
filed 1997-03-03
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  January 25, 1997

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

(201) 467-2200
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	_X_        No  ___

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                               February 25,1997
      Class A Common Stock, No Par Value       1,315,800 Shares
      Class B Common Stock, No Par Value       1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.


                               VILLAGE SUPER MARKET, INC.

                                         INDEX


PART I                                                            PAGE NO.

FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets . . . . . . . . .  3

           Consolidated Condensed Statement of Income  . . . . . .  4

           Consolidated Condensed Statements of Cash Flows . . . .  5

           Notes to Consolidated Condensed Financial Statements. .  6




Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . 7-8





PART II

OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . .  9

           Signatures . . . . . . . . . . . . . . . . . . . . . . 10

           Exhibit 28(a)  . . . . . . . . . . . . . . . . . . . . 11

           Exhibit 28(b)  . . . . . . . . . . . . . . . . . . . . 12



                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              VILLAGE SUPER MARKET, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in Thousands)

                                                 January 25,   July 27,
							                                             1997         1996
ASSETS
Current assets
 Cash and cash equivalents                        $  5,027    $  3,244
 Merchandise inventories                            23,974      25,118
 Patronage dividend receivable                         514       2,483
 Miscellaneous receivables                           3,861       2,947
 Prepaid expenses                                      606         616
	Total current assets                               33,982      34,408

Property, equipment and fixtures, net               71,214      71,356

Investment in related party                         10,289      10,174

Goodwill, net                                       10,488      10,605

Other intangibles, net                               2,411       2,538

Other assets                                         1,988       1,981

    TOTAL ASSETS                                  $130,372    $131,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                $  4,296    $  5,038
 Accounts payable to related party                  28,101      24,616
 Accounts payable and accrued expenses              15,937      15,196
 Deferred income taxes                                 443         443
    Total current liabilities                       48,777      45,293

Long-term debt, less current portion                21,696      26,814
Deferred income taxes                                3,948       3,948
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares (including
   447,000 in treasury)                             18,129      18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding             1,035       1,035
Retained earnings                                   42,972      42,028
Less cost of treasury shares                        (6,185)     (6,185)

    Total shareholders' equity                      55,951      55,007

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $130,372    $131,062

See accompanying Notes to Consolidated Condensed Financial Statements.

                                VILLAGE SUPER MARKET, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (Dollars in Thousands Except Per Share Amounts)



                13 Weeks Ended  13 Weeks Ended  26 Weeks Ended  26 Weeks Ended
                Jan. 25, 1997   Jan. 27, 1996   Jan. 25, 1997   Jan. 27, 1996


Sales            $   177,598      $   178,002      $   346,797      $  344,524

Cost of sales        133,678          134,311          261,018         259,798

Gross margin          43,920           43,691           85,779          84,726

Operating and
 admin. expenses      40,131           39,649           78,799          77,395

Depreciation and
 amortization
  expense              1,865            2,073            3,688           4,146

Operating income       1,924            1,969            3,292           3,185

Interest expense,
 net                     824              966            1,719           1,951

Gain on disposal
 of assets               ---              952              ---             952

Income before
 provision for
 income taxes          1,100            1,955            1,573           2,186

Provision for
income tax expense       440              761              629             853


Net Income        $      660       $    1,194        $     944       $   1,333



Weighted average
 number of common
 shares out-
 standing          2,909,876        2,909,876        2,909,876       2,909,876

Net income
 per share        $      .23       $      .41        $     .32       $     .46



See accompanying Notes to Consolidated Condensed Financial Statements.



                              VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)


                                         26 Weeks Ended    26 Weeks Ended
                                        January 25, 1997  January 27, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $     944         $     1,333
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization               3,688               4,146
  Deferred taxes                                ---                 360
  Provision to value inventories at LIFO        300                 300
  (Gain) on disposal of assets                  ---              (  952)
  Changes in assets and liabilities:
   (Increase) decrease in inventory             844              (1,052)
   Decrease in patronage dividend
    receivable                                1,969               1,600
   (Increase) in misc. receivables           (  914)             (   72)
   Decrease in prepaid expenses                  10                  53
   (Increase) in other assets                (    7)             (   45)
   Increase in accounts
    payable to related party                  3,485               4,288
   Increase in accounts payable and
     accrued expenses                           714               1,314

Net cash provided by operating
 activities                                  11,060              11,273

CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                         (3,797)             (2,921)
Investment in related party                  (  115)             (  237)
Proceeds from sale of assets, net               ---               1,238
Net cash used by investing activities        (3,912)             (1,920)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt      2,500               ----
Principal payments of long-term debt         (7,865)            (10,785)
Net cash used by financing activities        (5,365)            (10,785)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         1,783              (1,432)

CASH AND CASH EQUIVALENTS,
 BEGINNING PERIOD                             3,244               9,655

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $   5,027          $    8,223

See accompanying Notes to Consolidated Financial Statements.



                          VILLAGE SUPER MARKET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of January 25, 1997 and July 27, 1996 and the results of operations and cash flows for the periods ended January 25, 1997 and January 27, 1996.
            The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 27, 1996 Village Super Market, Inc. Annual Report.

     2. The results of operations for the period ended January 25, 1997 are not necessarily indicative of the results to be expected for the full year.

     3.     At both January 25, 1997 and July 27, 1996 approximately
66% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,586,000 and $7,286,000 higher than reported at January 25, 1997 and July 27, 1996, respectively.



ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
     Sales in the second quarter of fiscal 1997 were $177,598,000 compared with sales of $178,002,000 in the second quarter of the prior year. Same store sales increased 1% in the second quarter, reflecting improved sales in remodeled stores partially offset by sales declines in those stores effected by competitive openings. Sales for the six month period were $346,797,000 compared with $344,524,000 in the prior year. Same stores sales increased 1.3% in the six month period. A store in Florham Park, New Jersey was closed on October 26, 1996.
     Gross margin as a percentage of sales for the quarter and six months ended January 25, 1997 increased to 24.7% in both periods compared with 24.5% and 24.6%, respectively, in the corresponding prior year periods. These improvements in gross margin are primarily due to an improved mix of sales in higher margin departments.
     Operating and administrative expenses as a percentage of sales for the quarter and six months increased to 22.6% and 22.7%, respectively, compared with 22.3% and 22.5%, respectively, in the corresponding prior year periods. These increases were primarily due to higher advertising, coupon and credit card processing costs.
     On October 26, 1996, the Company closed an underfacilitated store in Florham Park, New Jersey. A loss of $350,000 was incurred in the first quarter from the operations and closing costs associated with this store. The prior year second quarter included a $952,000 gain from selling a property in Maplewood, New Jersey.
     Depreciation expense declined in the quarter and six month period due to substantial assets purchased ten years ago becoming fully depreciated. Interest expense declined in the quarter and six month periods due to lower average debt levels outstanding in the current fiscal year.

LIQUIDITY AND FINANCIAL RESOURCES
     Current liabilities exceeded current assets by $14,795,000 at January 25, 1997 as compared to $10,885,000 at July 27, 1996. The current ratio decreased to .70 at January 25, 1997 compared to .76 at July 27, 1996.
     During the six month period, cash provided by operating activities of $11,060,000 and additional long-term borrowings of $2,500,000 were used to make principal payments on long-term debt in the amount of $7,865,000 and to fund $3,797,000 of capital expenditures. The majority of capital expenditures in the six month period related to the completion of the expansion and remodel of the Absecon store and the start of the expansion and remodels of the Chester and Stroudsburg stores.
     At January 25, 1997 there was no borrowing outstanding on the Company's $12,000,000 line of credit. The Company is currently in the process of replacing this credit facility, which expires on March 31, 1997, with a larger facility. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at January 25, 1997.

PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K


	6(a)  Exhibits

            Exhibit 28(a) - Press Release dated February 28, 1997.

            Exhibit 28(b) - First Quarter Report to Shareholders
                             dated December 11, 1996.


      6(b)  Reports on Form 8-K.


            None



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Village Super Market, Inc.
                                           Registrant




Date:  February 28, 1997                   /s/ Perry Sumas____________
                                               Perry Sumas
                                              (President)




Date:  February 28, 1997                  /s/  Kevin R. Begley_________
                                               Kevin R. Begley
                                              (Chief Financial Officer)



Exhibit 28(a)


                  VILLAGE SUPER MARKET, INC. REPORTS RESULTS
             FOR THE QUARTER AND SIX MONTHS ENDED JANUARY 25,1997

     Springfield, New Jersey - February 28, 1997. Village Super Market, Inc. reported sales and net income for the second quarter and six months ended January 25, 1997, Perry Sumas, President announced today.

     Net income was $660,000 in the second quarter of fiscal 1997. Excluding a gain on the sale of an asset in the prior year, this represents an increase in net income of 6%. Sales in the second quarter were $177,598,000 compared with $178,002,000 in the second quarter of the prior year. Same store sales increased 1%.

     Net income improved in the quarter due to the same store sales increase, improved gross margins and lower depreciation and interest costs. Same store sales increased due to the positive impact of remodeled stores exceeding reduced sales from stores that faced new competitors. Gross margins increased primarily as a result of improved product mix. Partially offsetting these improvements are higher operating costs, primarily due to increased advertising and coupon expense.

     For the six month period, sales were $346,797,000 compared with $344,524,000 in the prior year. Same store sales increased 1.3% in the six month period. Net income for the six month period was $944,000, an increase of 24% from the prior year, excluding the gain on the sale of an asset in the prior year.

     The following table summarizes Village's results for the quarter and six months ended January 25, 1997:

                                January 25, 1997        January 27, 1996
                                            13 Weeks Ended
Sales                            $177,598,000             $178,002,000
Net Income                       $    660,000             $  1,194,000
Net Income Per Share             $        .23             $        .41


                                             26 Weeks Ended

Sales                            $346,797,000            $344,524,000
Net Income                       $    944,000            $  1,333,000
Net Income Per Share             $        .32            $        .46




Exhibit 28(b)



   *
   *
 F *   To Our Shareholders:
   *
 I *	 The Company had net income of $284,000 in the first quarter
   *	 ended October 26, 1996, an increase of 104% over the prior year.
 R *
   *   Sales in the first quarter were $169,200,000.  This represents
 S *	 a 1.6% same store sales increase.  Sales improved in stores
   *	 which were recently remodeled and in most stores not affected
 T *	 by competitive openings.  These improvements were somewhat offset
   *	 by sales declines in three stores affected by competitive openings.
   *
   *   Gross margin as a percentage of sales increased to 24.7% in the
 Q *	 current quarter compared with 24.6% in the prior year.  This
   *	 improvement in gross margin is primarily due to an improved mix
 U *	 of sales in higher margin departments.
   *
 A *	 Operating and administrative expenses as a percentage of sales
   *	 increased to 22.8% from 22.7% in the prior year.  This increase
 R *	 was primarily due to higher advertising, coupon and credit card
   *	 processing costs.  These increases were partially offset by a
 T *	 decline in payroll costs.
   *
 E *	 Net income improved due to the 1.6% same store sales increase,
   *	 the improved gross margin and lower depreciation and interest
 R *	 costs.  These improvements were somewhat offset by costs associated
   *	 with closing an underfacilitated store in Florham Park, New Jersey
   *	 on October 26, 1996.
   *
 R *	 The Company recently completed the expansion and remodel of the
   *	 Absecon store.  Three additional stores will be expanded and
 E *	 remodeled during fiscal 1997.
   *
 P *	 The table on the next page summarizes Village's results for the
   *	 quarter ended October 26, 1996.
 O *
   *	                            Respectfully,
 R *
   *
 T *	        Perry Sumas                    James Sumas
   *	        President			                   Chairman of the Board
   *
   *   December 11, 1996


                                         INCOME STATEMENT DATA

                                  13 Weeks Ended       	13 Weeks Ended
                                  October 26, 1996      October 28, 1995
Sales                               $169,200,000         $166,522,000
Net Income                          $    284,000         $    139,000
Net Income Per Share                $        .10         $        .05

                                             BALANCE SHEET COMPARISONS

                                  October 26, 1996           July 26, 1996
Current Assets                      $ 36,027,000             $ 34,408,000
Current Liabilities                 $ 45,829,000             $ 45,293,000
Net Working Capital (Deficit)       $ (9,802,000)            $(10,855,000)
Long-Term Debt                      $ 27,763,000             $ 26,814,000
Stockholders' Equity                $ 55,291,000             $ 55,007,000