Form 10-Q
period 1997-04-26
VILLAGE SUPER MARKET INC
filed 1997-06-09
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended:  April 26, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


VILLAGE SUPER MARKET, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY                                             22-1576170________
(State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY    07081
(Address of principal executive offices)    (Zip Code)

(201) 467-2200_____________________________________
(Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No  _

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                   June 4, 1997
Class A, Common Stock, No Par Value              1,315,800 Shares
Class B, Common Stock, No Par Value              1,594,076 Shares



VILLAGE SUPER MARKET, INC.

INDEX

PART 1                                                         PAGE NO.

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                    3

          Consolidated Condensed Statement of Income               4

          Consolidated Condensed Statement of Cash Flows           5

          Notes to Consolidated Condensed Financial Statements     6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   7-9


PART II

OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                        10

          Signatures                                              11

          Exhibit 28(a)                                           12

          Exhibit 28(b)                                          13-14


PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements

                      VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                                                  April 26,       July 27,
                                                    1997            1996
ASSETS
Current assets
 Cash and cash equivalents                        $  3,332        $  3,244
 Merchandise inventories                            23,727          25,118
 Patronage dividend receivable                       1,418           2,483
 Miscellaneous receivables                           3,687           2,947
 Prepaid expenses                                      622             616
      Total current assets                          32,786          34,408

Property, equipment and fixtures, net               72,294          71,356

Investment in related party                         10,321          10,174

Goodwill, net                                       10,430          10,605

Other intangibles, net                               2,347           2,538

Other assets                                         2,013           1,981

     TOTAL ASSETS                                 $130,191        $131,062


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                $  3,839        $  5,038
 Accounts payable to related party                  25,051          24,616
 Accounts payable and accrued expenses              15,945          15,196
 Deferred income taxes                                 443             443
    Total current liabilities                       45,278          45,293

Long-term debt, less current portion                24,851          26,814
Deferred income taxes                                3,948           3,948
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares (including
   447,000 in treasury)                             18,129          18,129
 Class B common stock - no par value,
   1,594,076 shares issued and outstanding           1,035           1,035
 Retained earnings                                  43,135          42,028
 Less cost of treasury shares                       (6,185)         (6,185)

Total shareholders' equity                          56,114          55,007

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $130,191        $131,062

See accompanying Notes to Consolidated Condensed Financial Statements.



                      VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)


              13 Weeks Ended 13 Weeks Ended 39 Weeks Ended 39 Weeks Ended
              April 26, 1997 April 27, 1996 April 26, 1997 April 27, 1996
Sales            $  165,494     $  169,279     $  512,291     $   513,803

Cost of Sales       124,386        127,232        385,404         387,030

Gross margin         41,108         42,047        126,887         126,773

Operating and
 admin. expenses     38,122         39,079        116,918         116,474

Depreciation and
 amortization
 expense              1,915          2,097          5,603           6,243

Operating income      1,071            871          4,366           4,056

Interest expense        799            776          2,521           2,727

Gain on disposal
 of assets              ---            ---            ---             952

Income before
 provision for
 income taxes           272             95          1,845           2,281

Provision for
 income tax
 expense                109             39            738             892

Net Income       $      163     $       56     $    1,107      $    1,389

Net income per share:
 Weighted average
 number of common
 shares out-
 standing         2,909,876      2,909,876      2,909,876       2,909,876

Net income       $      .06     $      .02     $      .38      $      .48

See accompanying Notes to Consolidated Condensed Financial Statements.

                       VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)


                                          39 Weeks Ended   39 Weeks Ended
                                          April 26, 1997   April 27, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  1,107        $  1,389
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                    5,603           6,243
Deferred taxes                                      -              360
Provision to value inventories at LIFO             450             450
(Gain) loss on disposal of assets                   -             (952)
Change in assets and liabilities:
 (Increase) decrease in inventory                  941          (1,232)
 Decrease in patronage dividend receivable       1,065             984
 (Increase) in misc. receivables                  (740)           (331)
 (Increase) decrease in prepaid expense             (6)             30
 (Increase) in other assets                        (32)            (67)
 Increase (decrease) in accounts payable to
   related party                                   435            (970)
 Increase in accounts payable and accrued
  expenses                                         749             656
Net cash provided by operating activities        9,572           6,560


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                            (6,670)         (7,224)
Investment in related party                       (147)           (296)
Proceeds from sale of assets, net                   -            1,238
Net cash used in investing activities           (6,817)         (6,282)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt         2,500             ---
Principal payments of long-term debt            (5,167)         (8,431)
Net cash used by financing activities           (2,667)         (8,431)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               88          (8,153)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             3,244           9,655

CASH AND CASH EQUIVALENTS
 END OF PERIOD                                $  3,332        $  1,502


See accompanying Notes to Consolidated Condensed Financial Statements.



                      VILLAGE SUPER MARKET, INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of April 26, 1997 and July 27, 1996 and the results of operations and cash flows for the periods ended April 26, 1997 and April 27, 1996.

    The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 27, 1996 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended April 26, 1997 are not necessarily indicative of the results to be expected for the full year.

3. At both April 26, 1997 and July 27, 1996 approximately 66% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,736,000 and $7,286,000 higher than reported at April 26, 1997 and July 27, 1996, respectively.


ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Sales in the third quarter of fiscal 1997 were $165,494,000, a decrease of 2.2% from the prior year. Same store sales decreased
1.1% in the third quarter due to sales declines in stores affected by competitive openings and due to a comparison to a year ago period that included strong sales related to last year's harsh winter.
These factors were partially offset by improved sales at remodeled stores. The remainder of the sales decrease is due to the closing of the store in Florham Park, New Jersey on October 26, 1996. Sales for the nine month period were $512,291,000 compared with sales of $513,803,000 in the prior year. Same store sales for the nine month period increased
 .5%, which was partially offset by the store closing.

	Gross margin as a percentage of sales for both the quarter and nine months ended April 26, 1997 was 24.8% compared with 24.8% and 24.7%, respectively, in the corresponding prior year periods. An improvement in the mix of sales toward higher margin departments offset a decline in meat department gross margins due to lower retail prices.

	Operating and administrative expenses as a percentage of sales for the quarter and nine months were 23.0% and 22.8%, respectively, compared with 23.1% and 22.7%, respectively, in the corresponding prior year. Operating expenses declined slightly in the quarter due to lower coupon and payroll costs, partially offset by increased advertising costs, increased credit card processing costs and lower coupon processing income.

	On October 26, 1996, the Company closed an underfacilitated store in Florham Park, New Jersey. A loss of $350,000 was incurred in the first quarter from the operations and closing costs associated with this store. The prior year second quarter included a $952,000 gain from selling a property in Maplewood, New Jersey.

	Depreciation expense declined in the quarter and nine month period due to substantial assets purchased 10 years ago becoming fully depreciated.


LIQUIDITY AND FINANCIAL RESOURCES

	Current liabilities exceeded current assets by $12,492,000 at April 26, 1997 compared to $10,885,000 at July 27, 1996. The current ratio decreased to .72 at April 26, 1997 compared to .76 at July 27, 1996.

	During the nine month period, cash provided by operating activities of $9,572,000 and additional long-term borrowings of $2,500,000 were used to make principal payments on long-term debt in the amount of $5,167,000 and to fund $6,670,000 of capital expenditures.

	The majority of capital expenditures in the nine month period related to the expansion and remodel of the Absecon, Chester and Stroudsburg stores.

	On May 30, 1997, the Company replaced its expiring $12,000,000 (outstanding balance of $3,400,000 at April 26, 1997) line of credit.
The new $24,000,000 facility, secured by substantially all of the Company's assets, consists of a three year, $13,000,000 working capital revolving loan and a $11,000,000 convertible revolving loan. The $13,000,000 convertible revolving loan may be borrowed over three years to fund equipment purchases and store remodels. Amounts outstanding on the convertible revolving loan at the end of each of the three years will convert to seven year term loans.

	Indebtedness under this agreement bears interest based on either the prime rate or the Eurodollar rate, at the Company's option, plus applicable margins based on the Company's fixed charge coverage ratio. Currently, the Company may borrow at prime, or at LIBOR plus 150 basis points. The Company is required to maintain certain levels of interest rate protection. This agreement contains restrictive covenants similar to the expiring agreement.

	As part of the above agreement, the Company replaced the term loan outstanding under the prior credit facility of $8,065,000 with a secured term loan under the current credit facility for an identical amount and amortization schedule. Although this loan bears interest at floating rates, an interest rate swap agreement has been executed to effect a fixed rate of interest of 8.35%, subject to the incentive pricing mentioned above.


PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     6(a) Exhibits
          Exhibit 28(a)  Press Release dated June 5, 1997.
          Exhibit 28(b)  Second Quarter Report to Shareholders

     6(b) Reports on Form 8-K
	    None.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Village Super Market, Inc.
                     Registrant


Date:  June 6, 1997  /s/ Perry Sumas____________
                         Perry Sumas
                         (President)


Date:  June 6, 1997 /s/  Kevin Begley___________
                         Kevin Begley
                         (Chief Financial Officer)



Exhibit 28(a)

                VILLAGE SUPER MARKET,INC. REPORTS RESULTS
           FOR THE QUARTER AND NINE MONTHS ENDED APRIL 26, 1997

     Springfield, New Jersey - June 5, 1997. Village Super Market, Inc. reported sales and net income for the third quarter and nine months ended April 26, 1997, Perry Sumas, President announced today.

     Net income was $163,000 in the third quarter of fiscal 1997, an increase of 191% from the prior year. Sales in the third quarter were $165,494,000, a decrease of 2.2% from the prior year. Same store sales declined 1.1%.

     Net income improved in the quarter, despite lower same store sales and flat gross margins, due to lower operating expenses and lower depreciation. Same store sales declined due to reduced sales in certain stores facing competitive openings and a comparison to a year ago quarter that included stronger sales related to last year's harsh winter.
These factors were somewhat offset by higher sales in stores that had been remodeled. Operating costs declined due to lower payroll and coupon costs, partially offset by increased advertising and credit card processing costs.

     For the nine month period, sales were $512,291,000 compared with $513,803,000 in the prior year. Same store sales increased .5% in the nine month period. Net income for the nine month period was $1,107,000, an increase of 35% from the prior year, excluding a gain on the sale of an asset in the prior year.

     The following table summarizes Village's results for the quarter and nine month periods ended April 26, 1997:

                               April 26, 1997       April 27, 1996
                                         13 Weeks Ended

Sales                           $165,494,000         $169,279,000
Net Income                      $    163,000         $     56,000
Net Income Per Share            $        .06         $        .02

                                         39 Weeks Ended

Sales                           $512,291,000         $513,803,000
Net Income                      $  1,107,000         $  1,389,000
Net Income Per Share            $        .38         $        .48




Exhibit 28(b)


   *

 S * To Our Shareholders:

 E * The Company had net income of $660,000 in the second quarter ended
     January 25, 1997, an increase of 6% excluding a gain on the sale of C * an asset in the prior year. Sales in the second quarter of fiscal
     1997 were $177,598,000 compared with sales of $178,002,000 in the O * second quarter of the prior year. Same store sales increased 1% in the second quarter, reflecting improved sales in remodeled stores
 N * partially offset by sales declines in those stores effected by competitive openings.
 D *
     For the first six months of fiscal 1997, the Company had net income
   * of $944,000, a 24% increase from the prior year, exclusive of the gain on sale. Sales for the six month period were $346,797,000
   * compared with $344,524,000 in the prior year. Same store sales increased 1.3% in the six month period. A store in Florham Park,
 Q * New Jersey was closed on October 26, 1996.

 U * Gross margin as a percentage of sales for the quarter and six months ended January 25, 1997 increased to 24.7% in both periods compared
 A * with 24.5% and 24.6%, respectively, in the corresponding prior year periods. These improvements in gross margin are primarily due to an R * improved mix of sales in higher margin departments.

 T * Operating and administrative expenses as a percentage of sales for the quarter and six months increased to 22.6% and 22.7%, respectively, E * compared with 22.3% and 22.5%, respectively, in the corresponding prior year periods.  These increase were primarily due to higher
 R * advertising, coupon and credit card costs.

   * Net income in the quarter and six month periods improved due to the same store sales increase, improved gross margins and lower depreciation
   * and interest costs.

 R * The Company completed the expansion and remodel of the Absecon store this year and has begun the expansion of the Stroudsburg and Chester E * stores.

 P * The table accompanying this report summarizes Village's results for the quarter and six month period ended January 25, 1997.
 O *

 R *                             Respectfully,

 T *              Perry Sumas                   James Sumas
                  President                     Chairman of the Board
   *
      March 6, 1997
   *



                                INCOME STATEMENT DATA


                            13 Weeks Ended      13 Weeks Ended
                           January 25, 1997    January 27, 1996
Sales                        $177,598,000        $178,002,000
Net Income                   $    660,000        $  1,194,000
Net Income Per Share                  .23                 .41


                             26 Weeks Ended      26 Weeks Ended
                            January 25, 1997    January 27, 1996

Sales                         $346,797,000        $344,524,000
Net Income                    $    944,000        $  1,333,000
Net Income Per Share                   .32                 .46


                                    BALANCE SHEET COMPARISONS

                             January 25, 1997     July 27, 1996
Current Assets                 $ 33,982,000       $ 34,408,000
Current Liabilities            $ 48,777,000       $ 45,293,000
Net Working Capital (Deficit)  $(14,795,000)      $(10,855,000)
Long-Term Debt                 $ 21,696,000       $ 26,814,000
Stockholders' Equity           $ 55,951,000       $ 55,007,000