Form 10-K
period 1997-07-26
VILLAGE SUPER MARKET INC
filed 1997-10-23
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K

[x]   Annual Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 (Fee Required).
      For the fiscal year ended:  July 26, 1997.



[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 (Fee Required) for
      the transition period from           to                .

COMMISSION FILE NUMBER:  0-2633


                        VILLAGE SUPER MARKET, INC.
          (Exact name of registrant as specified in its charter)

NEW JERSEY                                    22-1576170
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY  07081
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:(973)467-2200


      Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
None                    None


      Securities registered pursuant to Section 12(g) of the Act:
                   CLASS A COMMON STOCK, NO PAR VALUE
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes _X_    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $9,242,109 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $1,394,163 (based upon the closing price of the Class A shares on the Over the Counter Market on October 5, 1997). There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                          Outstanding at
              Class                      October 22, 1997
  Class A common stock, no par value     1,315,800 Shares
  Class B common stock, no par value     1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 1997 Annual Report to Shareholders and the 1997 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 5, 1997 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.


                             PART I

                       ITEM I.  BUSINESS

GENERAL

The Company operates a chain of 21 ShopRite supermarkets, 15 of which are located in northern New Jersey, 1 of which is in northeastern Pennsylvania and 5 of which are in the southern shore area of New Jersey. In addition, the Company operates one former ShopRite store under a "Village Market" format as described below. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution and advertising associated with chains of greater size and geographic reach.

The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on development of superstores, which, in addition to their large size (an average of 50,000 total square feet, including office and storage space, compared with an average of 30,000 total square feet for conventional supermarkets), feature such higher margin specialty service departments as an on-site bakery, an expanded delicatessen including prepared foods, a fresh seafood section and, in most cases, a prescription pharmacy. Superstores also offer an expanded selection of higher margin non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals and small appliances.
Two superstores also include a warehouse section featuring products in giant sizes. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

       Product Categories        Fiscal Year Ended In July

                                1995       1996      1997
       Groceries                 44.1%      43.8%     42.9%
       Dairy and Frozen          15.6       15.6      15.8
       Meats                     10.6       10.3      10.1
       Non-Foods                  9.5        9.8      10.1
       Produce                    9.6        9.8       9.8
       Delicatessen               4.1        4.3       4.4
       Seafood                    1.9        1.9       2.0
       Pharmacy                   2.9        2.9       3.2
       Bakery                     1.6        1.5       1.6
       Other                       .1         .1        .1
                                100.0%     100.0%    100.0%

      Number of superstores       19         19        19
      Selling square feet
       represented by
       superstores                88%        88%       90%

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

A variety of factors affect the profitability of each of the Company's stores including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to decide whether they should be closed. Accordingly, the Orange, Maplewood, Kingston, Morristown, Easton and Florham Park stores have been closed since December 1991. In addition, one store was converted to a"Village Market" format designed to reduce costs and increase margins in lower volume locations.

The Company operates a separate liquor store adjacent to one Company supermarket.


DEVELOPMENT AND EXPANSION

The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. The Company completed one major and one smaller expansion and remodel in fiscal 1997. The Company has budgeted $14,000,000 for capital expenditures in fiscal 1998. The major planned expenditures are the expansion and remodel of the Livingston store and the acquisition of property for a future store.

In the last five years, the Company has completed five remodels. The Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with increased governmental regulations and the general difficulty in developing retail properties in the Company's primary trading area the Company has been unable to open the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.


WAKEFERN

The Company is the second largest member of Wakefern (owning 16.0% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 39 individual member companies and 192 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, purchase their product requirements and participate in ShopRite advertising and promotional programs and its computerized purchasing, warehousing and distribution services.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing on a cooperative basis, and ShopRite advertising and promotional programs. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in those customers' decisions about where to shop. In addition, Wakefern can purchase large quantities and varieties of products at favorable prices which it can then pass onto its members. These benefits are important to the Company's success.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of earnings of Wakefern in proportion to the dollar volume of business done by the stockholder with Wakefern during each fiscal year.

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

Wakefern owns and operates 19 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

Wakefern does not prescribe geographical franchise areas to its members. The specific locations at which the Company, other members of Wakefern or Wakefern itself may open new units under the ShopRite names are, however, subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not employees or members of Wakefern and from whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and projections of the impact of the proposed market on existing member supermarkets in the area.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the per-store capital contributions required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. The Company is required to invest approximately $119,000 over approximately the next year.


TECHNOLOGY

The Company considers automation and computerization important to its operations and competitive position. All stores have scanning check out systems that improve pricing accuracy, enhance productivity and reduce checkout time for customers. Over the last several years, the Company installed IBM RS/6000 computers and satellite communications in each store. Using the RS/6000 system, the Company offers customers debit and credit card payment options in all stores. In addition, the Company is utilizing a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.

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


COMPETITION

The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, supercenters, drug stores, discount department stores and convenience stores. The principal methods of competition utilized by the Company are low pricing, courteous, quick service to the customer, quality products and consistent availability of a wide variety of merchandise including the ShopRite private label. The Company believes its regional focus and the continuity of its management by the Sumas family permit it to operate with greater flexibility in tailoring the products offered in each store to the demographics of the communities they serve as compared to national and larger regional chains. The Company's principal competitors are Pathmark, A&P, Foodtown, Edwards, King's, Grand Union and Acme. Many of the Company's competitors have financial resources substantially greater than those of the Company.


LABOR

As of October 7, 1997, the Company employed approximately 3,580 persons of whom approximately 2,260 worked part-time. Approximately 85% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993. Contracts with three unions representing approximately 1,000 employees expire in 1998. Most of the Company's competitors in New Jersey are similarly unionized.


REGULATORY ENVIRONMENT

While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 1998 and 1999.


ITEM 2.  PROPERTIES

The Company owns the sites of five of its supermarkets (containing 330,000 square feet of total space), all of which are free-standing stores, except the Egg Harbor store, which is part of a shopping center. The Company also owns the site of the former Easton store which is expected to be leased in the near future. The remaining seventeen supermarkets (containing 776,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in strip shopping centers and the remaining seven are free-standing stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 2001. The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 26, 1997 was approximately $6,063,000.
The Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a general partnership that is a lessor of one of the Company's free-standing supermarkets.


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


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III,
Item 10, the following is provided with respect to executive officers who are not directors:

             NAME         AGE       POSITION WITH THE COMPANY

        Carol Lawton       54       Vice President and Assistant
                                     Secretary since 1983;
                                     responsible for administration
                                     of headquarters staff.

        Frank Sauro        39       General Counsel since April 1988.
                                     Mr. Sauro is a member of the New
                                     Jersey Bar.

        Kevin Begley       39       Chief Financial Officer since
                                     December 1988.  Mr. Begley is a
                                     Certified Public Accountant.



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 1997.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to
Shareholders for the fiscal year ended July 26, 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Page 4 and 5 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 6 to 16 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 1997.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1997, in connection with its Annual Meeting scheduled to be held on December 5, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1997, in connection with its Annual Meeting scheduled to be held on December 5, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1997, in connection with its annual meeting scheduled to be held on December 5, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1997, in connection with its annual meeting scheduled to be held on December 5, 1997.


                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          Consolidated Balance Sheets - July 26, 1997 and July 27, 1996;

          Consolidated Statements of Operations - years ended
           July 26, 1997; July 27, 1996 and July 29, 1995;

          Consolidated Statements of Shareholders' Equity - years ended
           July 26, 1997; July 27, 1996 and July 29, 1995;

          Consolidated Statements of Cash Flows - years ended
           July 26, 1997; July 27, 1996 and July 29, 1995;

          Notes to consolidated financial statements.

          The financial statements above and Independent Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 26, 1997.

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

                 4.1   Note Purchase Agreement dated August 20, 1987*
                 4.2   Loan Agreement dated March 29, 1994*
                 4.3   Amendment No. 1 to Loan Agreement*
                 4.4   Loan Agreement dated May 30, 1997

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

Exhibit No. 99 - Press Release dated October 2, 1997


* The following exhibits are incorporated by reference from the following previous filings:

     Form 10-K for 1994; 4.3

     Form 10-K for 1993: 3, 4.1, 10.1, 10.2, 10.3 and 10.4

     Form 10-Q for April 23, 1994; 4.2

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.




                         Independent Auditors' Consent


The Board of Directors
Village Super Market, Inc.:

     We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated September 30, 1997, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 26, 1997 and July 27, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended July 26, 1997, which report is incorporated by reference in the July 26, 1997 annual report on Form 10-K of Village Super Market, Inc.




                                          KPMG Peat Marwick LLP

Short Hills, New Jersey
October 23, 1997






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Village Super Market, Inc.


By:  /s/ Kevin Begley                    By:  /s/ Perry Sumas
         Kevin Begley                             Perry Sumas
         Chief Financial &                        Chief Executive Officer
           Principal Accounting Officer

Date:  October 23, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                          Village Super Market, Inc.


/s/ Perry Sumas                        /s/ James Sumas
    Perry Sumas, Director                  James Sumas, Director
    October 23, 1997                       October 23, 1997


/s/ Robert Sumas                       /s/ William Sumas
    Robert Sumas, Director                 William Sumas, Director
    October 23, 1997                       October 23, 1997


/s/ John P. Sumas                      /s/ John J. McDermott
    John P. Sumas, Director                John J. McDermott, Director
    October 23, 1997                       October 23, 1997


/s/ George Andresakes                  /s/ Norman Crystal
    George Andresakes, Director            Norman Crystal, Director
    October 23, 1997                       October 23, 1997




The Company

Village Super Market, Inc. operates a chain of 22 ShopRite supermarkets, 16 of which are located in northern New Jersey, 1 in northeastern Pennsylvania and 5 in the southern shore area of New Jersey.

Village is a member of Wakefern Food Corporation, the largest retailer-owned food cooperative in the United States.

Village's business was founded in 1937 by Nicholas and Perry Sumas and has continued to be principally owned and operated under the active management of the Sumas family.


Contents

Letter to Shareholder............................................2

Selected Financial Data..........................................3

Quarterly Financial Data.........................................3

Management's Discussion and Analysis of
Financial Condition and Results of Operations....................4

Consolidated Balance Sheets......................................6

Consolidated Statements of Operations............................7

Consolidated Statements of Shareholders' Equity..................8

Consolidated Statements of Cash Flows............................9

Notes to Consolidated Financial Statements......................10

Independent Auditors' Report....................................16

Stock Price and Dividend Information............................16

Corporate Directory..............................Inside back cover



On the Front and Back Cover:

Some samplings from remodeled departments in our recently enlarged Chester store. "Bistro Street" is the new brand for our home meal replacement offerings
- freshly prepared under the supervision of our in-store chef.



Dear Fellow Shareholders

	Our company continued to improve its financial performance in fiscal 1997. Net income was $2,074,000, or $.71 per share - a 46% increase from the prior year - exclusive of a gain on the sale of an asset in the prior year.
	The substantial increase in net income in 1997 was primarily due to a 1% increase in same store sales, improved gross margins, lower depreciation and stable operating expenses. These results were achieved despite additional store openings by competitors and a highly promotional pricing environment.
	During fiscal 1997, we spent $8.6 million to improve our stores. Our most important effort was the expansion and remodel of the Chester store. Chester is now our flagship store with greatly expanded, carpeted perishable departments, some of which are featured on the cover of this annual report. This is our most recent response to the changing needs of our customers. The Chester store features our largest selection of items in the fast growing home meal replacement category - prepared under the supervision of our in-store chef.
Other new offerings in Chester include a gourmet coffee bar, a sushi bar, brick oven pizza and store-made bagels.
	In 1998, we plan to bring the exciting enhancements we made in Chester to our Livingston customers as we expand that store. A new loan agreement signed in May 1997 provides the financing for this project and other capital requirements over the next three years.
	Technology continues to play a key role in operating our supermarkets. Beginning this year, we will implement computer-based training in our stores. This should ensure consistent, high quality cashier training and thereby improve customer service. During the last year, we leveraged our investment in front-end technology and the ShopRite Price Plus card to increase our use of target marketing to specific customer segments.
	Substantial improvements to our business were achieved in 1997. We thank our employees for their contributions and efforts toward these improvements. We also thank our fellow shareholders for their continued support.


James Sumas,	Perry Sumas,
Chairman of the Board	President


Selected Financial Data
(Dollars in thousands except per share and per sq. ft. data)

       	              July 26,   July 27,   July 29,    July 30,   July 31,
                       1997       1996       1995        1994       1993
For year
Sales                 $688,861   $688,632   $677,322    $695,070   $713,856
Net income (loss)        2,074      2,006        578        (807)     1,437
Net income (loss)
 per share                 .71        .69        .20        (.28)       .49
Cash dividends per share
 Class A                    -          -          -           -          -
 Class B                    -          -          -           -          -

At year end
 Total assets          132,764    131,062    135,575     134,793    141,387

Long-term obligations
 including capital
 leases                 24,027     26,815     34,853      36,933     39,470
Working capital
 (deficit)             (12,607)   (10,885)    (3,755)     (4,100)    (2,303)
Shareholders' equity    57,081     55,007     53,001      52,423     53,230
Book value per share     19.62      18.90      18.21       18.01      18.29

Other data
Selling square feet    866,000    860,000    842,000     845,000    874,000
Number of stores            22         23         23          24         25
Sales per average
 number of stores       31,178     29,941     29,449      28,370     27,456
Sales per average
 square foot of
 selling space             803        809        803         809        791
Capital expenditures     8,593      9,754      6,588       5,974      1,977



Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts)

                       First      Second       Third      Fourth      Fiscal
                      Quarter     Quarter     Quarter     Quarter      Year
1997
Sales                $169,200    $177,598     $165,494    $176,569   $688,861
Gross margin           41,859      43,920       41,108      43,968    170,855
Net income                284         660          163         967      2,074
Net income per share     $.10        $.23         $.06        $.32       $.71

1996
Sales                $166,522    $178,002     $169,279    $174,829   $688,632
Gross margin           41,035      43,691       42,047      43,608    170,381
Net income                139       1,194           56         617      2,006
Net income per share     $.05        $.41         $.02        $.21       $.69

Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS
The following table sets forth the major components of the Consolidated Statements of Operations of the Company as a percentage of sales:

                                     July 26,     July 27,      July 29,
                                      1997          1996         1995
Sales                                100.00%      100.00%       100.00%
Cost of sales                         75.20        75.26         75.51

Gross margin                          24.80        24.74         24.49
Operating and administrative
 expense                              22.70        22.63         22.44
Depreciation and amortization          1.12         1.24          1.28
Operating income                       	.98          .87           .77
Interest expense (net)                 	.48          .53           .60
Gain (loss) on disposal of assets         -          .14          (.04)

Income before income taxes             	.50%         .48%          .13%


	Sales were $688,861,000 in fiscal 1997, about the same as the prior year. Same store sales increased 1% in 1997 as improved sales in remodeled stores were offset by sales declines in three stores affected by competitive openings. Also, the closing of the Florham Park store in October 1996 resulted in a $5,910,000 sales decrease. Sales increased $11,310,000 in fiscal 1996. As 23 stores were open in both years, this resulted in a same store sales increase of 1.7%. Same store sales improved in the two stores remodeled in fiscal 1995 and in most stores not affected by a competitive opening. These improvements were offset by reduced sales in stores that were impacted by the six competitors that opened in our trading area over the last two years.
	Gross margin as a percentage of sales increased slightly in fiscal 1997 due to an improvement in the mix of sales toward higher margin departments.
This was partially offset by a decline in meat department gross margins due to lower retail prices. Gross margin as a percentage of sales increased in fiscal 1996 due to aggressive buying practices and an improved mix of sales in higher margin departments.
	Operating and administrative expenses increased slightly as a percentage of sales in fiscal 1997. This was due to increased credit card processing costs, increased advertising and coupon costs, accruals for estimated liability insurance premium calls and lower coupon and cardboard income. Offsetting these items are lower labor, supply and snow removal costs. Operating and administrative expenses in fiscal 1996 increased by .2 as a percentage of sales. This increase was due to higher rent, snow removal and credit card processing costs. These increases were partially offset by a decline in payroll costs.
	Interest expense decreased in 1997 due to lower average debt levels outstanding. Interest expense decreased in 1996 due to lower variable interest rates and lower average debt levels outstanding.
	Depreciation expense declined in fiscal 1997 due to substantial assets purchased 10 years ago becoming fully depreciated.
	In October 1996 the Company closed an underfacilitated store in Florham Park, New Jersey. A loss of approximately $350,000 was incurred from operations and closing costs associated with this store. During fiscal 1996, the company sold the property of a store previously closed in Maplewood, New Jersey for $1,238,000, net of certain costs. A gain before taxes in the amount of $952,000 was realized on this sale.

LIQUIDITY AND CAPITAL RESOURCES
	Current liabilities exceeded current assets by $12,607,000, $10,885,000 and $3,755,000 at the end of fiscal 1997, 1996 and 1995, respectively. Working capital ratios at the same dates were .74, .76 and .91 to one, respectively. The slight decline in working capital at July 26, 1997 is primarily due to the Company's recent use of self-insurance for workers' compensation, which results in accrued liabilities which previously were funded by borrowings under the Company's credit line, which was classified as long-term. The decline in working capital at July 27, 1996 was primarily the result of the Company discontinuing its previous policy of borrowing funds at the end of each quarter to maintain the current ratio required in a debt agreement. That agreement was amended to delete the current ratio maintenance requirement. The Company's working capital needs are reduced by its high rate of inventory turnover (twenty-one times in fiscal 1997) and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.
	Capital expenditures in fiscal 1997 were $8,593,000. The majority of capital expenditures related to the expansion and remodel of the Chester, Stroudsburg and Absecon stores. The Company has budgeted approximately $14,000,000 for capital expenditures in fiscal 1998. Planned expenditures include a major expansion and remodel of the Livingston store, the purchase of land for a future store and several smaller remodels.
	The Company has historically financed capital expenditures through cash provided by operations supplemented by borrowings. Aggregate capital expenditures for the three years ended July 26, 1997 were $24,935,000. During the same period of time, net long-term borrowings decreased by $14,299,000. The ability to finance expansion through operational cash flow is reflected in the ratio of long-term debt to total capitalization, which is currently 29.6% compared with 41.3% three years ago.
	The Company's primary sources of liquidity during fiscal 1998 are expected to be operating cash flow, borrowings under the Company's credit facility and a mortgage from the seller of a property for a future store. On May 30, 1997, the Company entered into a new loan agreement to replace its expired agreement. The new loan agreement consists of three facilities: (1) a term loan with an outstanding balance of $8,000,000 at July 26, 1997; (2) a three-year, $13,000,000 revolving credit line ($3,000,000 outstanding at July 26, 1997) which can be used for any purpose except new store construction; and
(3) a three-year, $11,000,000 convertible revolving loan to fund equipment purchases and store remodels. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at July 26, 1997 and expects to be in compliance for the remaining term of these agreements.

RECENT ACCOUNTING PRONOUNCEMENTS
	In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies with complex capital structures to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the treasury stock method for options and warrants as previously prescribed. This statement is effective for financial statements issued for interim and annual reports ended after December 15, 1997. If SFAS 128 had been applied in fiscal 1997, there would have been no impact on the Company's reported EPS.

IMPACT OF INFLATION AND CHANGING PRICES
	Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


Consolidated Balance Sheets

                                                   July 26,        July 27,
                                                    1997            1996

               	ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $   4,269,819   $   3,244,139
Merchandise inventories                          24,835,950      25,118,238
Patronage dividend receivable                     2,048,696       2,483,382
Miscellaneous receivables                         3,268,673       2,946,577
Deferred income taxes                               211,220              -
Prepaid expenses                                    638,825         615,943

Total current assets                             35,273,183      34,408,279

PROPERTY, EQUIPMENT AND FIXTURES, at cost
less accumulated depreciation and amortization   72,294,201      71,355,893

OTHER ASSETS
Investment in related party, at cost             10,350,617      10,174,339
Goodwill, net                                    10,338,891      10,605,171
Other intangibles, net                            2,283,751       2,537,501
Receivables and other assets                      2,223,602       1,981,307

Total other assets                               25,196,861      25,298,318

                                               $132,764,245    $131,062,490

        	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt:
Mortgages and notes payable                    $  2,903,474    $  4,670,067
Capitalized lease obligations                       356,851         367,563
Accounts payable to related party                27,140,707      24,616,188
Accounts payable and accrued expenses            17,017,474      14,603,081
Deferred income taxes                                   -           442,529
Income taxes payable                                461,821         593,836

Total current liabilities                        47,880,327      45,293,264

LONG-TERM DEBT, less current portion:
Mortgages and notes payable                      14,949,612      16,938,894
Capitalized lease obligations                     9,077,703       9,875,994

Total long-term debt                             24,027,315      26,814,888

DEFERRED INCOME TAXES                             3,775,890       3,947,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
 Authorized 10,000,000 shares, none issued                -               -
Class A common stock, no par value:
 Authorized 10,000,000 shares,
 issued 1,762,800 shares                         18,129,472      18,129,472
Class B common stock, no par value:
 Authorized 10,000,000 shares,
 issued and outstanding
 1,594,076 shares                                 1,034,679       1,034,679
Retained earnings                                44,101,565      42,027,631
 Less treasury stock, Class A,
 at cost (447,000 shares)                        (6,185,003)     (6,185,003)

Total shareholders' equity                       57,080,713      55,006,779

                                               $132,764,245    $131,062,490


                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended
                                  July 26,         July 27,       July 29,
                                   1997             1996           1995
SALES                           $688,860,873     $688,632,405    $677,321,821
COST OF SALES                    518,006,209      518,251,470     511,451,057

GROSS MARGIN                     170,854,664      170,380,935     165,870,764

Operating and administrative
 expense                         156,391,747      155,846,171     152,008,710
Depreciation and amortization
 expense                           7,695,087        8,554,703       8,618,374

Operating Income                   6,767,830        5,980,061       5,243,680

Interest expense, net of
 interest income of
 $7,321, $88,574 and $58,488       3,322,510        3,615,667       4,030,535
Gain (loss) on disposal of assets          -          942,125        (300,438)

INCOME BEFORE INCOME TAXES         3,445,320        3,306,519         912,707
PROVISION FOR INCOME TAXES         1,371,386        1,300,814         335,000


NET INCOME                      $  2,073,934     $  2,005,705     $   577,707

NET INCOME PER SHARE                    $.71             $.69            $.20


See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity

                       Years Ended July 26, 1997,
                    July 27, 1996 and July 29, 1995


               Class A              Class B
             Common Stock         Common Stock
                                                        Retained    Treasury
           Shares     Amount     Shares    Amount       Earnings     Stock
Balance,
July 30,
 1994    1,762,800 $18,129,472  1,594,076  $1,034,679  $39,444,219  $(6,185,003)

Net Income       -           -          -          -       577,707            -

Balance,
 July 29,
  1995   1,762,800 $18,129,472  1,594,076  $1,034,679  $40,021,926  $(6,185,003)

Net Income       -           -          -           -    2,005,705            -

Balance,
 July 27,
  1996   1,762,800 $18,129,472  1,594,076  $1,034,679  $42,027,631  $(6,185,003)

Net Income       -           -          -           -    2,073,934            -

Balance,
 July 26,
  1997   1,762,800 $18,129,472  1,594,076  $1,034,679  $44,101,565  $(6,185,003)


Consolidated Statements of Cash Flows


                                               Years Ended
                               July 26, 1997    July 27, 1996    July 29, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                      $2,073,934       $2,005,705       $  577,707
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
   amortization                   7,695,087        8,554,703       8,618,374
  Deferred taxes                   (976,417)        (135,744)        (71,000)
  Provision to value
   inventories at LIFO              292,563          473,537         344,878
 (Gain) loss on disposal
   of assets                              -         (942,125)        300,438

Changes in assets and liabilities:
 (Increase) decrease
  in merchandise inventories        (10,275)      (1,412,741)        749,238
 Decrease in patronage dividend
  receivable                        434,686          199,498          99,590
 (Increase) in miscellaneous
  receivables                      (322,096)        (269,058)       (775,149)
 (Increase) decrease in
  prepaid expenses                  (22,882)          13,696         (49,515)
 Decrease in income taxes
  receivable                              -          459,873         411,440
 (Increase) in receivables
  and other assets                 (258,045)        (105,577)       (269,478)
 Increase (decrease) in
  accounts payable to
  related party                   2,524,519         (967,633)      1,636,438
 Increase in accounts payable
  and accrued expenses            2,414,393        2,000,177         272,723

 Increase in income taxes
  payable                            18,983          665,837              -

Net cash provided by
 operating activities            13,864,450       10,540,148      11,845,684

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures             (8,592,875)      (9,754,268)     (6,588,356)
Investment in related party        (176,278)        (354,521)       (403,944)
Proceeds (expenditures) from
 disposal of assets                       -        1,237,905        (295,687)

Net cash used in investing
 activities                      (8,769,153)      (8,870,884)     (7,287,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of
 long-term debt                  13,555,555                -       3,000,000
Principal payments of
 long-term debt                 (17,625,172)      (8,080,409)     (5,148,577)

Net cash used in
 financing activities            (4,069,617)      (8,080,409)     (2,148,577)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS        1,025,680       (6,411,145)      2,409,120

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                3,244,139        9,655,284       7,246,164

CASH AND CASH EQUIVALENTS,
 END OF YEAR                     $4,269,819       $3,244,139      $9,655,284


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
	Village Super Market, Inc. (the "Company") operates a chain of 22 ShopRite supermarkets in New Jersey and eastern Pennsylvania. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

Principles of consolidation
	The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiary, which is wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year
	The Company and its subsidiary utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 1997, 1996 and 1995 contain 52 weeks.

Industry segment
	The Company consists of one operating segment, the retail sale of food and non-food products.

Reclassifications
	Certain amounts have been reclassified in the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

Cash and cash equivalents
	Cash and cash equivalents includes interest-bearing, overnight deposits with Wakefern in the amount of $900,000 at July 26, 1997.

Merchandise inventories
	Merchandise inventories are carried at cost, which is not in excess of market. Cost is determined as follows:
	Grocery and non-foods - last-in, first-out (LIFO) (retail less departmental gross profit mark-up).
	Meat and all other perishables - first-in, first-out (FIFO).
	Dairy and frozen foods - FIFO (retail less departmental gross profit mark-up).

Property, equipment and fixtures
	Property, equipment and fixtures are recorded at cost. Interest cost incurred to finance construction is capitalized as part of such cost. Renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.
	Depreciation is provided on a straight-line basis over estimated useful lives of thirty years for buildings, ten years for store fixtures and equipment, and three years for vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the economic lives of the related assets.
	When assets are sold or retired, their cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the financial statements.

Store opening and closing costs
	All store opening costs are expensed as incurred. Provisions are made for losses resulting from store closings at the time of closing. This includes items such as future lease payments, net of expected sublease recovery, and charges to reduce assets to net realizable value.

Leases
	Leases which meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight-line basis over the shorter of the related lease terms or the economic lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to affect constant rates of interest over the terms of the leases. Leases which do not qualify as capital leases are classified as operating leases, and related rentals are charged to expense as incurred.

Goodwill
	Goodwill arising after October 31, 1970 is being amortized over forty years. The Company does not amortize goodwill amounting to approximately $2,900,000 acquired prior to October 31, 1970 since, in management's opinion, the value of such intangibles has not diminished. Accumulated amortization of goodwill amounted to $3,073,090 and $2,806,810 at July 26, 1997 and July 27, 1996, respectively. The Company regularly assesses the recoverability of unamortized amounts of goodwill utilizing relevant cash flow and profitability information. The assessment of the recoverability of unamortized amounts will be impacted if estimated future operating cash flows are not achieved.

Other intangibles
	Other intangibles include the fair value of a favorable lease and trademarks acquired in a business acquisition. Other intangibles are being amortized over 20 years. Accumulated amortization of other intangibles amounted to $2,791,249 and $2,537,499 at July 26, 1997 and July 27, 1996, respectively.

Income taxes
	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Net income per share
	Net income per share is computed by dividing net income by the weighted average number of all common shares outstanding during the periods presented, which was 2,909,876 in 1997, 1996 and 1995. Stock options are not included in the calculation as their inclusion would be anti-dilutive or would not result in a material dilution of net income per share.

Use of estimates
	In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
	Cash and cash equivalents, miscellaneous receivables, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The carrying value of the Company's short- and long-term mortgages and notes payable approximates the fair value based on the current rates available to the Company for similar instruments. As the Company's investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company's cost, it is not practicable to estimate the fair value of such stock.

Accounting changes
	In 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that certain assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of the adoption was not material.
	In 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages the use of a fair-value based method of accounting for stock options under which the fair value is determined on the date of grant and expensed over the vesting period. Companies are permitted to continue using the current method of accounting for stock compensation but are required to disclose pro forma net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been used to measure compensation costs. The Company has elected to continue to account for such plans under the intrinsic value method as in prior years. Under SFAS 123, stock options granted prior to fiscal year 1997 are not required to be included as compensation in determining pro forma net earnings. Accordingly, as the Company had no stock option grants in fiscal 1997, no pro forma disclosures are required under SFAS 123.


NOTE 2 - INVENTORIES


 Merchandise inventories are comprised as follows:

                                        July 26,            July 27,
                                          1997                1996
Last-in, first-out (LIFO)             $16,350,616         $16,688,387
First-in, first-out (FIFO)              8,485,334           8,429,851

                                      $24,835,950         $25,118,238


	If the FIFO method of inventory accounting had been used rather than LIFO, inventories would have been $7,578,630 and $7,286,067 higher than reported in 1997 and 1996, respectively.

NOTE 3 - PROPERTY, EQUIPMENT AND FIXTURES


	Property, equipment and fixtures are comprised as follows:

                                        July 26,            July 27,
                                          1997                1996
Land and buildings                    $48,818,539         $48,254,838
Store fixtures and equipment           57,444,535          58,909,615
Leasehold improvements                 19,528,793          16,018,075
Leased property under capital leases   12,374,544          13,024,838
Vehicles                                  945,250             845,942
Construction in progress                1,938,602           1,795,141

                                      141,050,263         138,848,449
Less accumulated depreciation
 and amortization                      68,756,062          67,492,556

Property, equipment and
 fixtures - net                       $72,294,201         $71,355,893


Notes to Consolidated Financial Statements
(Continued)

NOTE 4 - RELATED PARTY INFORMATION
	The Company's investment in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is less than 20% of the outstanding shares of Wakefern. The investment is pledged as collateral for any obligations to Wakefern. In addition, this obligation is personally guaranteed by the principal shareholders of the Company. The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated.
	The Company's merchandise payments to Wakefern approximated $502,510,000, $498,982,000 and $484,491,000 during fiscal years 1997, 1996 and 1995, respectively. Wakefern distributes as a "patronage dividend" to each member a share of earnings of Wakefern in proportion to the dollar volume of business done by the member with Wakefern during the year. Patronage dividends, which are recorded as a reduction of cost of sales, amounted to $7,791,000, $7,500,000 and $8,223,000 in 1997, 1996 and 1995, respectively.
	Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. As a result, the Company is required to invest approximately $119,000 over the next year. The Company will receive additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares.
The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

NOTE 5 - MORTGAGES AND NOTES PAYABLE

                                                 July 26,         July 27,
                                                   1997             1996
Term loan, principal payable in monthly
 installments	of $55,556 with a final
 principal payment	of $5,555,555
 due April 1, 2001 (a)                          $8,000,000       $8,666,667
Revolving credit note (a)                        3,000,000        4,000,000
Senior unsecured notes, interest at
 9.91% payable quarterly,	due in
 annual installments through August 15, 1997       600,000        3,100,000
Mortgage note, interest at 10.19% payable
 semi-annually,	due in three equal annual
 installments beginning December 1, 1997,
 collateralized by certain land and building     4,000,000        4,000,000
Note payable, interest at 7.16%, payable
 in monthly installments through December 2003,
 collateralized by certain equipment             2,253,086        1,842,294

                                                17,853,086       21,608,961

Less current portion                             2,903,474        4,670,067

Noncurrent maturities                          $14,949,612      $16,938,894


Aggregate principal maturities of mortgages and notes as of July 26, 1997 are as follows:
             Year ending July:
                   1998               $  2,903,474
                   1999                  2,325,870
                   2000                  5,349,935
                   2001                  6,375,791
                   2002                    403,582

	(a) On May 30, 1997, the Company entered into a new loan agreement to replace its expired agreement. The new loan agreement consists of three facilities:
		(1) A term loan (outstanding balance of $8,000,000 at July 26,
1997) to replace the term loan outstanding under the expired facility.
		(2) A three-year $13,000,000 revolving loan (outstanding balance of
$3,000,000 at July 26, 1997) which can be used for any purpose except new store construction.
		(3) A three-year $11,000,000 convertible revolving loan (no balance outstanding) to fund equipment purchases and store remodels. Amounts outstanding at the end of each of the three years convert to seven-year term loans with equal monthly principal payments.
	These loans are secured by substantially all of the Company's assets.
Indebtedness under this agreement bears interest at the prime rate or the
Eurodollar rate, at the Company's option, plus applicable margins based on the
Company's fixed charge coverage ratio. At July 26, 1997 the revolving loan interest rate is 7.19%.
	The Company is required to maintain certain levels of interest rate protection. Accordingly, an interest rate swap agreement has been executed with respect to the term loan, in which the Company agrees to exchange monthly the difference between fixed and variable interest amounts based on the loan amount outstanding. The interest differential paid or received monthly under this agreement is recognized as interest expense in the consolidated financial statements. This agreement has the effect of fixing the rate on the term loan at 8.35%.
	At July 26, 1997, the Company was in compliance with all terms and covenants of all debt agreements.  These agreements contain restrictive covenants which, among other matters, specify total debt levels, maintenance of net worth, fixed charge coverage ratios, limitation on payment of dividends and limitation of capital expenditures.
	The revolving loan provides a maximum commitment for letters of credit of
$3,000,000 ($1,700,000 outstanding at July 26, 1997) to secure obligations for the Company's self-insured workers' compensation claims.
	Interest paid amounted to $3,398,828, $3,750,151 and $4,073,646 in 1997,
1996 and 1995, respectively.

NOTE 6 - INCOME TAXES

	The components of the provision for income taxes are:

                                    1997         1996       1995
Federal:
 Current                        $1,778,800   $  883,713   $175,000
 Deferred                         (728,630)     119,653     69,000
State:
 Current                           569,003      552,845    231,000
 Deferred                         (247,787)    (255,397)  (140,000)

                                $1,371,386   $1,300,814   $335,000

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           July 26,     July 27,
                                             1997         1996
Deferred tax liabilities:
 Tax over book depreciation               $5,094,475   $5,502,748
 Patronage dividend receivable               818,249      991,863
 Other                                       564,588      553,842

Total deferred tax liabilities             6,477,312    7,048,453

Deferred tax assets:
 Amortization of capital leases            1,707,437    1,747,238
 Tax credits and loss carryforwards                -      202,035
 Other                                     1,205,205      709,092

Total deferred tax assets                  2,912,642    2,658,365

Net deferred tax liability                $3,564,670   $4,390,088


	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management's opinion, in view of the Company's previous, current and projected taxable income, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 26, 1997 and July 27, 1996.

	The effective income tax rate differs from the statutory federal income tax rate as follows:

                                       1997         1996       1995
Statutory federal income
 tax rate                              34.0%        34.0%      34.0%
Targeted jobs tax credit                  -         (3.3)     (14.5)
Amortization of intangibles             2.9          2.7       10.6
State income taxes, net of
 federal tax benefit                    6.2          5.9        6.6
Other                                  (3.3)           -          -

Effective income tax rate              39.8%        39.3%      36.7%


	Income taxes paid amounted to approximately $2,328,820 and $769,580 in 1997 and 1996, respectively. No income taxes were paid in 1995.

NOTE 7 - LONG-TERM LEASES

Description of leasing arrangements
	The Company conducts a major part of its operations from leased facilities, with the majority of initial lease terms ranging from 20 to 30 years. All of the Company's leases expire through fiscal 2059.
	Most of the Company's leases contain renewal options of five years each. These options enable the Company to retain the use of facilities in desirable operating areas. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company is obligated under all leases to pay for utilities and liability insurance, and under certain leases to pay additional amounts based on real estate taxes, maintenance, insurance and a percentage of sales in excess of stipulated amounts.

	Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consisted of the following at July 26, 1997:

                                    Capital           Operating
                                    Leases              Leases
                      1998       $ 1,802,986          $ 3,759,390
                      1999         1,810,980            3,675,678
                      2000         1,822,395            3,677,784
                      2001         1,737,544            3,547,581
                      2002         1,688,376            2,959,639
                      Thereafter  14,426,528           26,172,098
Minimum lease payments            23,288,809          $43,792,170
Less amount representing
 interest                         13,854,255
Present value of minimum lease
 payments                        $ 9,434,554

	The following schedule shows the composition of total rental expense under operating leases for the following periods:

                                   1997         1996          1995
Minimum rentals                $3,648,642    $3,429,223    $3,138,751
Contingent rentals                587,141       537,593       533,774

                               $4,235,783    $3,966,816    $3,672,525

Related party leases
	The Company currently leases three supermarkets and its office facility from realty firms partly or wholly-owned by officers of the Company. The Company paid aggregate rentals under these leases, including minimum rent and contingent rent, of approximately $1,163,000, $1,136,000 and $1,128,000 for fiscal years 1997, 1996 and 1995, respectively. In addition, two supermarkets are leased from partnerships in which the Company is a partner.

NOTE 8 - COMMON STOCK

	Class A common stock has one vote per share and is entitled to cash dividends as declared 54% greater than those paid on the Class B common stock. Class B common stock has ten votes per share. Class B common stock is not transferrable except to another holder of Class B common stock or by will or under the laws of intestacy or pursuant to a resolution of the Board of Directors of the Company approving the transfer. Shares of Class B common stock are convertible on a share-for-share basis for Class A common stock.

	The Company has an Incentive and Nonstatutory Stock Option Plan under which both incentive and nonstatutory options to purchase up to 150,000 shares of the Company's Class A common stock may be granted to officers and employees of the Company as designated by the Board of Directors. The plan requires incentive stock options to be granted at an exercise price equalling the fair market value of the Company's stock at the date of grant (110% if the optionee holds more than 10% of the voting stock of the Company), while nonstatutory options may be granted at an exercise price less than market value. All options granted to date are at an exercise price equal to the fair value at the date of grant. All options outstanding at July 26, 1997 expire on December 6, 1997. There were no transactions in fiscal 1997, 1996 and 1995. There are 130,000 options outstanding and exercisable at an average price of $8.00 at July 26, 1997.

Notes to Consolidated Financial Statements
(Continued)

NOTE 9 - PENSION PLANS

	The Company sponsors three defined benefit pension plans covering administrative personnel and members of two unions. Employees covered under the administrative pension benefit plan earn benefits based upon percentages of annual compensation. Employees covered under the union pension benefit plans earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974.

	Net periodic pension cost for the three plans included the following components:

                                          1997        1996        1995
Service cost                            $488,167    $484,461    $486,332
Interest cost on projected
 benefit obligation                      499,282     466,819     402,909
Return on plan assets                 (1,676,672)   (637,724)   (444,026)
Net amortization and deferral          1,131,839     157,823       7,836

Net periodic pension cost               $442,616    $471,379    $453,051

	The funded status of the three pension plans is reconciled to accrued pension cost as follows:

                                                      July 26,    July 27,
                                                        1997        1996
Plan assets at fair value                           $7,610,382   $6,275,380

Actuarial present value of benefit obligations:
 Vested benefits                                     5,919,122    5,570,363
 Non-vested benefits                                    68,742       92,875

Accumulated benefit obligations                      5,987,864    5,663,238
Effect of future increases in compensation levels    1,148,282    1,035,459

Projected benefit obligation                         7,136,146    6,698,697

Projected benefit obligation less than
 (in excess of) plan assets                            474,236     (423,317)
Unrecognized prior service cost                        305,055      348,021
Unrecognized net (gain) loss                          (646,745)     523,478
Remaining unrecognized net asset at
 July 25, 1987
 (amortized over 15 to 18 years)                      (310,979)    (373,424)
Additional liability                                  (144,491)    (292,038)

Accrued pension cost                               $  (322,924)  $ (217,280)

	Plan assets are invested principally in government securities, common stocks and mutual funds.

	Assumptions used in determining the net fiscal 1997, 1996 and 1995 periodic pension cost were:


Assumed discount rate                              8.0 to 8.5%
Assumed rate of increase in compensation levels    4%
Expected rate of return on plan assets             8.0 to 8.5%

	The Company also participates in several multiemployer pension plans for which the 1997, 1996 and 1995 contributions were $1,731,000, $1,748,000 and
$1,785,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

	The Company is under contract to purchase a tract of land on which it plans to construct a superstore. Costs incurred related to this project are included in construction in progress as the Company believes such costs will be recoverable from the development of the property.
	The Company's general liability insurer, InsureRite, Ltd., a Wakefern affiliated company, can make premium calls for premiums paid for the years ended December 1, 1993 and December 1, 1994. Based on advice from the insurer, the Company has recorded liabilities for the estimated premium calls.
	The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that insurance coverage is adequate and final disposition should not materially affect the consolidated financial position of the Company.


Independent Auditors' Report

The Board of Directors and Shareholders
Village Super Market, Inc.:

	We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 26, 1997 and July 27, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiary at July 26, 1997 and July 27, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 26, 1997 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP
Short Hills, New Jersey
September 30, 1997



Stock Price and Dividend Information


	The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "VLGEA." The table below sets forth the high and low last reported sales price for the fiscal year indicated.

                              	Class A Stock

                           	High             	Low
1997
  4th Quarter             	9-1/4             	8-1/2
  3rd Quarter            	10-1/4             	8-1/2
  2nd Quarter            	10-1/2             	9
  1st Quarter            	10-1/4             	8-1/2

1996
  4th Quarter             10                  7-1/2
  3rd Quarter            	8-1/2               7
  2nd Quarter            	7-3/4              	6-3/4
  1st Quarter            	8                  	6-7/8


	As of September 27, 1997, there were 463 holders of record of the Company's Class A common stock.

	No dividends were paid during fiscal 1997 and 1996.



Village Super Market Inc.

CORPORATE DIRECTORY

OFFICERS AND DIRECTORS

PERRY SUMAS
	Chief Executive Officer and President; Director
JAMES SUMAS
	Chairman of the Board; Chief Operating Officer and Treasurer; Director
ROBERT SUMAS
	Executive Vice President and Secretary; Director
WILLIAM SUMAS
	Executive Vice President; Director
JOHN SUMAS
	Executive Vice President; Director
CAROL LAWTON
	Vice President and Assistant Secretary
FRANK SAURO
	General Counsel
KEVIN BEGLEY
	Chief Financial Officer
GEORGE J. ANDRESAKES
	Director
JOHN J. McDERMOTT
	Director
NORMAN CRYSTAL
	Director

EXECUTIVE OFFICES
	733 Mountain Avenue
	Springfield, New Jersey 07081

REGISTRAR AND TRANSFER AGENT
	First City Transfer Company
	P.O. Box 170
	Iselin, New Jersey 08330

AUDITORS
	KPMG Peat Marwick LLP
	150 John F. Kennedy Parkway
	Short Hills, New Jersey 07078

FORM 10-K

Copies of the Company's Form 10-K as filed with the Securities and Exchange Commission are available without charge upon written request to:

Mr. Robert Sumas, Secretary
Village Super Market, Inc.
733 Mountain Avenue
Springfield, New Jersey 07081




                      CORESTATES BANK, N.A.

                         LOAN AGREEMENT


          This Loan Agreement is made as of this 30th day of May, 1997,


AMONG     CORESTATES   BANK,  N.A.  ("CoreStates"),  a   national
          banking  association having an office  at  51  John  F.
          Kennedy Parkway, Short Hills, New Jersey 07078;

          SUMMIT BANK, a New Jersey banking association having an
          office  at  750  Walnut Avenue, Cranford,  New  Jersey,
          07016    ("Summit"),   individually   a   "Bank"    and
          collectively the "Banks");

          CORESTATES BANK, N.A., as agent for the Banks (in  such
          capacity,   together  with  its  successors   in   such
          capacity, the "Agent")

AND       VILLAGE  SUPER  MARKET, INC. (the  "Borrower"),  a  New
          Jersey  corporation  having  its  principal  place   of
          business  at  733  Mountain  Avenue,  Springfield,  New
          Jersey  07081.

           Purpose: This Loan Agreement is intended to set the terms of certain loans involving the Banks and the Borrower.

           In exchange of the mutual covenants in the Loan Documents and other good and valuable consideration, receipt and sufficiency of which is hereby acknowledged, the parties to this Loan Agreement hereby agree to the following terms, conditions and provisions:

                     SECTION I - DEFINITIONS

           1.1 Capitalized Terms. The capitalized terms in this Loan Agreement shall be defined as follows:

           "Affiliate" of a Person means another Person who directly or indirectly controls, is controlled by, or is under common control with such Person.

           "Applicable Margin" means a number of Basis Points determined as follows:

                              Then the
                             Applicable
If the Fixed Charge       Margin for a      And the Applicable
Coverage Ratio computed   Eurodollar Loan   Margin for a Base
at the end of the immed-  for the current   Rate Loan for the
iately prior Fiscal       Fiscal Quarter    current Fiscal
Quarter was:              shall be:         Quarter shall be:

Equal to or > 1.25 but <  225 Basis Points     25 Basis Points
1.35
Equal to or >1.35 but <   200 Basis Points      0 Basis Points
1.40                      175 Basis Points      0 Basis Points
Equal to or > 1.40 <1.50
Equal to or > 1.50 or     150 Basis Points      0 Basis Points
equal to 1.75
Greater than 1.75         135 Basis Points      0 Basis Points


Any increase or decrease in the Applicable Margin hereunder shall be effective two (2) Banking Days after the Borrower has delivered to the Agent all of the financial information for the prior Fiscal Quarter required hereunder.

           "Banking Day" means any day excluding Saturday, Sunday and any day that in the State of New Jersey is a legal holiday or a day on which banking institutions are authorized by law to close.

          "Base Rate" means the Agent's Prime Rate.

           "Base Rate Loan" means any Loan or any portion of any Loan bearing interest at a rate that is based on the Base Rate.

           "Base Rate Period" means, as to each Base Rate Loan, the period commencing on the Banking Day specified by the
Borrower in an applicable Notice of Borrowing or, as to any subsequent borrowing, on the applicable Interest Payment Date and ending on the Banking Day upon which Borrower chooses to repay that Base Rate Loan, provided that no Base Rate Period shall extend beyond the Maturity Date of the applicable credit facility.

           "Basis Point" means one one-hundredth (.01) of a percentage point.

          "Borrower" means the "Borrower" named in the caption of this Loan Agreement and its successors and assigns.

           "Capital Expenditure" means gross expenditures which have been or should be capitalized in accordance with GAAP (as properly indicated by the capital expenditures reported on the Companies' Statement of Cash Flows as prepared in accordance with FASB 95).

           "Capital Lease" means any lease which has been or should be capitalized on the books of the lessee in accordance with GAAP.

           "Chemical" means Chase Manhattan Bank, N.A., the successor to Chemical Bank New Jersey, National Association.

           "COF" means cost of funds of a Bank as determined by such Bank.

          "Collateral" means any Property in which the Banks have been, or may be, granted an interest to provide security for any Obligation, including but not limited to all assets of the Borrower including accounts receivable, inventory, equipment and general intangibles of the Borrower (but not the stock held by Borrower in Wakefern or InsuRite), all of the Borrower's present and future deposit accounts of all kinds, all of Borrower's real property located in Palmer Township, Pennsylvania and Somers Point, Middle Township, Absecon, Elizabeth, Egg Harbor, New Jersey and certain real property owned by Sumas Realty Corp. in Springfield, New Jersey, all as further described in the Security Agreement and the Mortgages.

            "Commitment"   means   in  the  aggregate   initially
$22,038,194 with respect to CoreStates (68.75% of the aggregate Commitments) and $10,017,361 with respect to Summit (31.25% of the aggregate Commitments), as such amounts may be reduced from time to time pursuant to Sections 2.3 or otherwise hereunder, with the respective commitments as to the individual credit facilities hereunder being in like proportions as follows: (a) Revolving Loan: CoreStates - $8,937,500, Summit - $4,062,500;
(b)  Term  Loan:  CoreStates - $5,538,194 Summit - $2,517,361.00;
and (c) Convertible Revolver:  CoreStates - $7,562,500, Summit  -
$3,437,500.

           "Company"  means any of Borrower and the Subsidiaries.
"Companies" means Borrower and all of the Subsidiaries.

          "Conversion Dates" means the First Conversion Date, the
Second Conversion Date and the Third Conversion Date.

           "Convertible Revolver" or "Convertible Revolver Loans" means the revolving credit facility converting to a term loan provided for in Article IV hereof.

           "Convertible  Revolver Notes" means  collectively  the
Convertible  Revolver  Notes of this date from  Borrower  to  the order of the Banks evidencing the Convertible Revolver, the Convertible Revolver Notes to be dated as of each Conversion Date from the Borrower to the order of the Banks and any amendments or modifications thereof or substitutions therefor. A copy of each of the initial Convertible Revolver Notes is annexed to this Loan Agreement as "Exhibits D-1 and D-2". A copy of a form of Convertible Revolver Note to be issued by the Borrower on each Conversion Date for the term portions of such loans is annexed to this Loan Agreement as "Exhibits D-3, D-4 and D-5."

           "Date of Closing" means the date of the execution and delivery of this Loan Agreement.

          "Debt to Tangible Net Worth Ratio" means the Companies' total Liabilities (as defined herein) divided by the Companies'
Tangible Net Worth (as defined herein).

           "Default" means any condition or event that, with notice or lapse of time, would give rise to an Event of Default.

           "EBITDALGLE" means Net Income of the Companies before interest expense, taxes, depreciation, amortization, LIFO provision, gains or losses on the disposal of any assets or store closings and any items of extraordinary income or expense, all as computed in accordance with GAAP.

           "ERISA"  means the Employee Retirement Income Security
Act of 1974, as amended from time to time, and the regulations promulgated thereunder.

          "Event of Default" means any event of default listed in
Section IX.

           "Eurodollar Banking Day" means any Banking Day on which dealings in dollar deposits are conducted by and among banks in the London Eurodollar market and which is not a day on which banking institutions in New York that serve as domestic correspondents for the London Eurodollar market are authorized to close.

           "Eurodollar  Loan" means any portion of the  Revolving
Loan, the Term Loan or the Convertible Revolver that is based on the Eurodollar Rate.

           "Eurodollar Period" means, as to each Eurodollar Loan, the period commencing on the date specified by Borrower and ending on a day that is one month, two months, three months or six months thereafter, as specified by Borrower in the applicable Notice of Borrowing provided that:

        (a) The first day of any Eurodollar Period shall be a Eurodollar Banking Day;

        (b) Any Eurodollar Period that would otherwise end on a day that is not a Eurodollar Banking Day shall be extended to the next succeeding Eurodollar Banking Day unless such Eurodollar Banking Day falls in another calendar month, in which case such Eurodollar Period shall end on the next preceding Eurodollar Banking Day; and

        (c)   No  Eurodollar  Period  shall  extend  beyond   the
        Maturity Date for the particular credit facility to which it is being applied.

           "Eurodollar Rate" means the rate per annum determined pursuant to the following formula:

ED         =    [LIBOR]*
           [ 1.00 - EDRP]
ED         =    Eurodollar Rate
LIBOR      =    London Interbank Offering Rate
EDRP       =    Eurodollar Reserve Percentage

(*ED being rounded upwards, if necessary, to the next higher 1/16 of 1%).

The Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Eurodollar Reserve Percentage as it applies to Eurocurrency liabilities, unless such change does not effect the cost to the Banks of maintaining the Eurodollar Loan during the Eurodollar Period.

           "Eurodollar Reserve Percentage" means, with respect to any Eurodollar Loan, the percentage applicable to new time deposits representing the maximum aggregate incremental reserve, asset or special deposit requirements of the Banks (disregarding any offsetting amounts that may be available to the Banks to decrease such requirements to the extent that such offsetting amounts arose out of transactions other than those contemplated by this Agreement) under Regulation D and any other applicable loan laws with respect to new non-personal time deposits in an aggregate amount equal to the amount of the Eurodollar Loan and for a time period comparable to the number of days in the applicable Eurodollar Period. The determination by the Banks of any applicable Eurodollar Reserve Percentage shall be conclusive in the absence of manifest error.

           "Existing Credit Facility" means the credit facility provided pursuant to a Loan Agreement dated March 29, 1994 among CoreStates, Chemical, and the Borrower.

           "First Conversion Date" means the date in 1998 that is one year from the Date of Closing.

            "First   Principal  Balance"  and  "Second  Principal
Balance" have the meanings set forth in Section 4.3.

           "Fiscal Year" means the fiscal year for each Company which is the 52 or 53 week period ending on the last Saturday of the month of July of each calendar year.

          "Fiscal Quarter" means the four fiscal quarters in each Fiscal Year of the Borrower as adopted by the Borrower for reporting purposes with the Securities and Exchange Commission ("SEC") or (if the Borrower is no longer a reporting company with the SEC) as otherwise reasonably adopted by the Borrower in good faith.

           "Fixed Charge Coverage Ratio" means EBITDALGLE plus rent expense for the four (4) prior Fiscal Quarters (inclusive of the most recently completed Fiscal Quarter) divided by the sum of interest expensed and capitalized, rent expense, taxes (excluding taxes or tax credits arising from gains and/or losses on the disposal of any assets or closing of stores), Current Maturities of Long Term Debt (including current portion of Capital Leases) and dividends for such period, on a consolidated basis, all as computed in accordance with GAAP, except that Interest Expense and the Current Maturity Of Long Term Debt for Permitted Garwood Financing are specifically excluded from this calculation.

           "GAAP" means generally accepted accounting principles, consistently applied.

          "Garwood Facility" means the proposed supermarket to be constructed in Garwood, New Jersey (bordering Westfield).

           "Guarantor" means, collectively, Village Liquor Shop ("Liquor"), a wholly owned subsidiary of the Borrower, and Sumas Realty Company ("Realty"), an Affiliate of the Borrower which is also the owner of the Borrower's principal place of business.

           "Guaranty" shall mean each guaranty of Borrower's Obligations to the Banks executed by Guarantor (and non-recourse as to Realty except for the assets mortgaged to the Banks) pursuant to a Continuing Guaranty Agreement dated this date in favor of the Banks in the form of "Exhibit F" to this Loan
Agreement, as it may be amended or supplemented from time to time.

           "Hazardous Substance(s)" means any pollutants and dangerous substances including radon, and any "hazardous wastes" or "hazardous substances" as defined in the Industrial Site Recovery Act (N.J.S.A. 13:1K-6 et seq.), the Spill Compensation and Control Act (N.J.S.A. 58:10-23.11 et seq.), the Resource
Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Comprehensive Environmental Responsibility Compensation and Liability Act (42 U.S.C. 9601 et seq.) or any other state or federal environmental law or regulation.

          "Interest Payment Date" means:

                     (a) as to any Base Rate Loan, the first day of each month and the applicable Maturity Date; or

                     (b) as to any Eurodollar Loan, the last day of each Eurodollar Period; provided, however, that when the applicable Eurodollar Period is more than one month, interest shall also be payable on the same day in each calendar month that the Eurodollar Period commenced (or the last day of the month if there is no corresponding date in such month).

           "Interest  Period"  means  any  Base  Rate  Period  or
Eurodollar Period.

           "InsuRite" means Insure-Rite Ltd., a captive insurance company owned by Wakefern, the Borrower and various other entities.

           "Lease Assignments" means (a) the first priority assignments of leases, rents and profits granted by Borrower this date in favor of the Agent and the Banks on the Borrower's real property in Palmer Township, Pennsylvania and Somers Point, Middle Township, Absecon, Elizabeth, New Jersey, (b) the first priority assignments of leases, rents and profits granted by Sumas Realty Corp. this date in favor of the Agent and the Banks on the real property owned by Sumas Realty Corp. in Springfield, New Jersey and (c) the second priority assignments of leases, rents and profits granted by Borrower this date in favor of the Agent and the Banks on the Borrower's real property in and Egg Harbor, New Jersey.

           "Lending Office" means, for each Bank, the lending office of such Bank designated on the signature pages hereof or such other office of such Bank as such Bank may from time to time specify to the Agent and the Borrower as the office by which its Loans are to be maintained.

          "Letter of Credit" is defined in Section 2.10(a).

          "Liabilities" means, at any date, (i) the amount of all liabilities and obligations that, in accordance with GAAP, should be classified as liabilities as shown on the liability side of a consolidated balance sheet of the Borrower or Guarantor, as the case may be at such date inclusive of all amounts for deferred taxes and (ii) all guarantees and endorsements (including all indebtedness and liabilities guaranteed, directly or indirectly in any manner by Borrower or Guarantor, as the case may be, including letters of credit and standby letters of credit (except for the workman's compensation letter of credit to the extent accrued as a liability on the Borrower's balance sheet)).

           "LIBOR" means with respect to any Eurodollar Loan the rate at which the Agent is offered deposits in U.S. dollars at 11:00 a.m., London time, on the second Eurodollar Banking Day preceding the date of such Borrowing in the London Interbank Eurodollar Market for the relevant Eurodollar Period of the
Eurodollar  Loan  and  in an amount approximately  equal  to  the amount of such Borrowing and in like funds. The Agent's determination of LIBOR shall be conclusive in the absence of manifest error.

           "Lien" means any mortgage, pledge, security interest, encumbrance, collateral assignment, lien or charge of any kind (including any agreement to give any of the foregoing), any conditional sale or other title retention agreement or any lease in the nature thereof.

           "LIFO" means the LIFO provision for any period, computed in accordance with GAAP.

           "Loan" means any loan maintained by a Bank pursuant to Sections II, III or IV hereof.

          "Loan Agreement" means this Loan Agreement.

           "Loan Document(s)" means this Loan Agreement, the Guaranties, the Mortgages, the Security Agreement, the Mortgage Subordination Agreement and all documents, notes, assignments, certificates and agreements of any kind listed, described or referenced on the Closing Memorandum annexed to this Loan Agreement as "Exhibit A" or otherwise executed in connection with this Loan Agreement.

          "Make Whole Fee" is defined in Section 5.5.

          "Make Whole Rate" is defined in Section 5.5

          "Maturity Date" means (a) as to any Revolving Loan, May 30, 2000 (the "Revolving Loan Maturity Date"), (b) as to the Term Loan, April 1, 2001 (the "Term Loan Maturity Date"), and (c) as to each of the three term loans issued after the three Conversion Dates under the Convertible Revolver ("Convertible Term Loans"), May 30, 2005, 2006 and 2007 (the "Convertible Revolver Maturity Dates").

           "Mortgage Subordination Agreement" means the  Mortgage
Subordination and Intercreditor Agreement of this date between the Bank and Travelers, as may be amended or supplemented from time to time.

           "Mortgages" means (a) the first priority mortgages granted by Borrower this date in favor of the Agent and the Banks on the Borrower's real property in Palmer Township, Pennsylvania and Somers Point, Middle Township, Absecon, Elizabeth, New Jersey, (b) the first priority mortgage granted by Sumas Realty Corp. this date in favor of the Agent and the Banks on the real property owned by Sumas Realty Corp. in Springfield, New Jersey and (c) the second priority mortgages granted by Borrower this date in favor of the Agent and the Banks on the Borrower's real property in Egg Harbor, New Jersey.

           "Net Income" means net income for the Companies calculated on a consolidated basis in accordance with GAAP.

           "Note Purchase Agreement" means collectively (a) the note purchase agreement dated on or about August 18, 1987 involving Borrower and Travelers, and (b) the note purchase agreement dated on or about December 1, 1988 involving Borrower and Travelers, each as amended from time to time.

          "Notes" means collectively the Revolving Loan Note, the Term Note, and the Convertible Revolver Note.

           "Notice of Borrowing" means the notice of borrowing as described in Sections 2.6(A) and 4.6(A).

           "Obligation(s)" means all debts, liabilities, duties and obligations owing by any Company to any Bank, whether direct or indirect, now existing or in the future created or acquired, contingent or non-contingent, due or to become due, liquidated or unliquidated, including those arising under the Term Loan, Revolving Loan, Convertible Revolver, commitments of any kind by either Bank to, or on behalf of any Company, all expenses of either Bank to protect its interests under any Loan Documents, and all other debts and obligations relating to, or arising under, this Loan Agreement or any other Loan Document.

          "Obligor" means the Borrower or the Guarantor.

           "Opinion Letter" means the opinion letter from the Companies' counsel to the Banks and their counsel in the form annexed as "Exhibit E" to this Loan Agreement.

            "Permitted Dispositions" means (a) the sale or disposition of the Companies' store facilities in Palmer Township, Pennsylvania, or South Orange, New Jersey, or its Bernardsville annex provided that any such disposition is made in an arms length transaction or (b) the sale or disposition of undeveloped land of the Companies in Chester, Garwood or Westfield, New Jersey, provided that any such disposition is made in an arm's-length transaction, and provided further that the Revolving Loan has not expired or otherwise matured or become due.

           "Permitted Encumbrance(s)" means any of the following:
(a) taxes, assessments and other governmental charges not yet due and payable or that can be paid without penalty, or that are currently being contested in good faith by appropriate proceedings; provided, the Companies shall have set aside on their books adequate reserves for any tax, assessment or other governmental charge so being contested; (b) workmen's, repairmen's, warehousemen's and carriers' liens and other similar Liens arising in the ordinary course of business for charges not delinquent or that are currently being contested in good faith by appropriate proceedings provided, the Borrower shall have set aside on its books adequate reserves for such Liens being contested; (c) easements, rights of way, exceptions, encroachments, reservations, restrictions, conditions or limitations that do not in the aggregate materially interfere with or impair the intended use of any property or render title to any property unmarketable; (d) rights reserved to, or vested in, any municipality or governmental or other public authority that do not in the aggregate materially interfere with or impair the intended operation or use of any property or render title to any property unmarketable; (e) a purchase money mortgage in favor of Norman Sevell on certain land in Westfield, New Jersey in the original principal amount of $4,150,000, (f) liens on or in shares of capital stock of Wakefern owned by Borrower to secure Borrower's obligations to Wakefern to make capital contributions to Wakefern and indebtedness owing to Wakefern with respect to the purchase of inventory, (g) liens listed on Exhibit 6 to the Principal's Certificate and consented to by the Banks, (h) a mortgage in favor of Traveler's on certain land in Egg Harbor, New Jersey in the original principal amount of $4,000,000, and with a current balance outstanding of $4,000,000 or less, (i) liens other than liens listed or described above securing in the aggregate Liabilities of less than Five Hundred Thousand Dollars ($500,000), (j) mortgages and liens in favor of Travelers being granted this date which secure no more than $4,600,000 (inclusive of the amounts described in clause (i)) and which are equal in priority to the mortgages and liens being granted to the Banks this date and are subject to the Mortgage Subordination Agreement, (k) purchase money Liens for equipment purchased under any Wakefern-sponsored financing program so long as the Lien only affects and attaches to the equipment so purchased, (l) Liens securing the Permitted Garwood Financing so long as such Liens only affect or attach to Borrower's Garwood or Westfield Properties and the improvements constructed by Borrower thereon provided that the debt does not violate any terms of this Loan Agreement or otherwise result in an Event of Default, (m) Liens in favor of Wakefern on deposits made with Wakefern and (n) Liens in favor of the Banks.

           "Permitted Garwood Financing" means debt incurred in the construction or outfitting of Borrower's Garwood and/or Westfield properties; provided that such debt (a) does not exceed $7,200,000 in the aggregate, (b) otherwise is on terms and conditions acceptable to the Banks in their sole reasonable discretion, which consent shall be obtained by the Borrower from the Banks in writing prior to incurring any such debt.

            "Person(s)" means an individual, corporation, partnership, limited partnership, limited liability company, joint venture, trust, joint stock company, unincorporated organization, association, governmental agency or political subdivision.

           "Plan(s)" means each employee benefit plan maintained for employees of any Company, as defined in Section 3(2) of the Employee Retirement Income Act of 1974, as amended.

          "Prime" or "Prime Rate" means the rate of interest that CoreStates adopts from time to time as its official Prime Rate. The Prime Rate is not tied to any external rate of interest or index and does not necessarily reflect the lowest rate of interest actually charged at any given time by CoreStates to any particular class or category of customers of such Bank. Any change in the Prime Rate shall be effective immediately when adopted by CoreStates, without notice to the Borrower.

            "Principal's   Certificate"  means  the   principal's
certificate of this date given to the Banks by the president of Borrower.

           "Property" means all property, rights and interests presently owned or in the future created or acquired by any Company, whether tangible or intangible, including realty, fixtures, goods, inventory, equipment, real property leases, stock, instruments, chattel paper, bank accounts and equipment leases, including the stock of the Subsidiaries, and the proceeds and products of the foregoing.

           "Required Retained Earnings" means the sum of the Companies' Net Income for each Fiscal Year concluded after July
1996 less the amount of dividends and stock repurchases paid after July 1996, but only to the extent that such dividends or stock repurchases were permitted pursuant to Section 8.5 hereof.

           "Revolving Loan" means the loans described in  Section
II.

          "Revolving Note" means collectively the Revolving Notes of this date from Borrower to the order of the Banks and any amendments or modifications thereof. A copy of each Revolving
Note is annexed to this Loan Agreement as "Exhibits B-1 and B-2".

           "Second Conversion Date" means the date in 1999 which is two year after the Date of Closing.

          "Section" means a section of this Loan Agreement.

          "Security Agreement" means the Security Agreement dated this date in which the Borrower grants the Agent and the Banks a first priority lien on all of its inventory, equipment, accounts, general intangibles, deposit accounts and all of its other assets (subject to Permitted Encumbrances).

           "Subsidiaries" means Village Liquor Shop, Inc. or any other corporation or similar entity, a majority of the stock of which is owned directly or indirectly by the Borrower or the Guarantor.

           "Sumas  Family"  means the Estate of  Nicholas  Sumas,
Perry  Sumas, Robert Sumas, James Sumas, William Sumas  and  John
Sumas.

           "Tangible Net Worth" means (x) total "assets" less (y) total "liabilities". For purposes of this definition "assets" and "liabilities" shall be determined in accordance with GAAP, except that there shall be (a) excluded from the definition of "assets" all intangible assets including organizational expenses, patents, trademarks, service marks, copyrights, goodwill, covenants not to compete, research and development costs, treasury stock, and monies due from principals and Affiliates and all unamortized debt discounts and deferred charges, and (b) deducted from "assets" reserves for LIFO, depreciation, depletion, obsolescence and amortization and all other proper reserves that are required to be maintained pursuant to the Loan Agreement or that, in accordance with GAAP, should be established in connection with the business conducted by the Companies.

          "Term" means the duration of this Loan Agreement as set forth in Section 5.6.

          "Term Loan" means the loan described in Section III.

          "Term Note" means collectively the CoreStates Term Note and the Summit Term Note, each of this date from the Borrower to the order of CoreStates and Summit, respectively, evidencing in the aggregate the Term Loan and any amendments or modifications thereof. The "CoreStates Term Note" shall be in the original principal amount of $5,538,194.00. The "Summit Term Note" shall be in the original principal amount of $2,517,361.00. A copy of each Term Note is annexed to this Loan Agreement as "Exhibits C-1 and C-2".

           "Termination Event" means a "reportable event" as defined in section 4043(b) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the filing of a notice to terminate under section 4041 of ERISA or any other event or condition that might constitute grounds under section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan.

          "Third Conversion Date" means the date in 2000 which is three years after the Date of Closing.

           "Travelers" means The Travelers Insurance Company  and
The Travelers Indemnity Company.

           "Wakefern" means Wakefern Food Corp., a New Jersey corporation.

           1.2  Interpretation.  Unless otherwise specified,  the
following  rules  of  construction  shall  apply  to  this   Loan
Agreement:

                (A) The term "any" shall be construed as if followed by the phrase "one or more"; the term "including" shall be construed as if followed by the phrase "without limitation"; and the term "days" shall be construed as if preceded by the word "calendar", unless it is capitalized and is preceded by the word "Banking".

                (B) Singular words include the plural and plural words include the singular.

                (C) Title headings and subheadings are for organizational purposes only and neither add to, nor limit, the meaning of any provision.

               (D) All accounting terms not specifically defined herein shall be construed in accordance with GAAP and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP.

                (E) Any actions, determinations or decisions to be taken by the Banks hereunder shall require the unanimous consent of the Banks.

                   SECTION II - REVOLVING LOAN

           Subject to the terms and conditions set forth in this Loan Agreement and the full satisfaction of all requirements of the Banks and their counsel, including delivery of all documents listed on Exhibit A, and the absence of any Default or Event of Default, the Banks severally will, from time to time, make loans to the Borrower in proportion to their Commitments, in such amounts and under such terms as set forth below:

           2.1 Amount of Loans. The aggregate amount of all loans and extensions of credit at any time outstanding under the Revolving Loan shall not exceed THIRTEEN MILLION and 00/100 DOLLARS ($13,000,000). The Borrower may request that Revolving Loans be made in the form of a Base Rate Loan or Eurodollar Loan in accordance with the procedures, and subject to the limitations, set forth in this Loan Agreement. Until the Revolving Loan Maturity Date, in the absence of any Default or Event of Default; the Borrower may borrow, reborrow and repay the Revolving Loan so long as the aggregate outstanding balance is never in excess of $13,000,000.

           2.2 Loans In Excess of Maximum. If, for any reason, the aggregate outstanding balance of the Revolving Loan should at any time exceed THIRTEEN MILLION AND 00/100 DOLLARS ($13,000,000), all sums advanced shall nonetheless constitute indebtedness under this Loan Agreement and shall be due and payable upon demand.

           2.3 Reduction in Commitments. At any time, the Borrower, on ten (10) days advance written notice to the Agent and the Banks, may reduce the aggregate Commitments under the Revolving Loan set forth in Section 2.1 provided that (a) the reduction is in increments of One Million Dollars ($1,000,000) and (b) the reduction does not reduce the aggregate Commitments with respect to the Revolving Loan to an amount less than the current principal balance then outstanding hereunder. Any such notice of reduction shall be irrevocable and permanent, and the Borrower shall have no right to increase the aggregate Commitment under the Revolving Loan once reduced by the Borrower hereunder.

           2.4 Principal Payment. The Borrower shall not be required to make principal payments prior to the Revolving Loan Maturity Date except as required under Section 2.2 or if there shall be an Event of Default. On the Revolving Loan Maturity Date, the Borrower shall repay the entire principal balance of the Revolving Loan outstanding as of the Revolving Loan Maturity Date together with all accrued interest and other sums then outstanding under the Revolving Loan, which shall all then be due and payable in full.

           2.5 Interest Payment. Accrued interest on the daily principal balance is due and payable on each Interest Payment Date. Any interest not paid when due, in the Banks' discretion, and without limitation of any other right or remedy in any Loan Document (including the right to charge a late fee or to raise the interest rate after an Event of Default) may be added to the principal amount outstanding under the Revolving Loan and accrue interest at the Base Rate and be payable upon demand.

          2.6  Method of Borrowing.

                (A) Notice of Borrowing. To borrow or to select a type of loan under the Revolving Loan, Borrower shall deliver to the Agent (or transmit by telecopier with the original to be mailed or delivered to the Agent on the same day) by 11:00 a.m. of any Banking Day an irrevocable Notice of Borrowing signed by an authorized signer of the Borrower as designated in the borrowing resolutions substantially in the form of the annexed Exhibit G specifying each of the following:

                     (i)   the  proposed  borrowing  date  for  a
          Revolving Loan which, (a) in the case of a Base Rate Loan may be the same Banking Day or, (b) in the case of a Eurodollar Loan shall be a Eurodollar Day at least two Banking Days thereafter;

                    (ii)  the type of loan requested;

                     (iii)   the amount of the proposed borrowing
          which, in the case of a Base Rate Loan shall be at least $500,000 and in multiples of $50,000 and in the case of a Eurodollar Loan shall be in multiples of $1,000,000;

                     (iv)  in the case of a Eurodollar Loan,  the
          duration of the Interest Period for each borrowing (which Interest Period (a) shall be either one month, two months, three months or six months and (b) shall not extend beyond the Maturity Date) and;

                     (v)   instructions to the Agent  as  to  the
          deposit or transmittal of the borrowed funds.

Amounts drawn on the Revolving Loan on the effective date of the Loan Agreement shall be deemed to be Base Rate Loans.

                (B) Determination of Rate. For any Eurodollar Loan, two Eurodollar Banking Days before the first day of the applicable Eurodollar Period, the Agent shall determine the applicable Eurodollar Rate and advise Borrower of that rate by telephone or telecopier. If by 11:30 a.m. of the day in which the Agent quotes any rate Borrower shall not have advised the Agent (by telephone with immediate telecopier confirmation) whether Borrower wishes to receive the quoted rate, then the Agent may, in its discretion, conclude that the Borrower has rejected the quoted rate and chosen instead to receive a Base Rate Loan in an amount equal to the Loan requested in the applicable Notice of Borrowing. The Agent's determination of any rate shall be conclusive, absent manifest error.

                (C) Deduction for Amounts Due. If any Revolving Loan is to be made on a day on which Borrower is to repay any outstanding Loan, the Agent is authorized to apply proceeds from the new Loan to make that payment and advance to Borrower only the net amount of the new Loan after deducting the amount of the existing Loan payment including principal and accrued interest that had been due.

          2.7  Loan Selection.

                (A) Revolving Loan. During the term of the Revolving Loan prior to 12:00 noon of the Banking Day prior to the Revolving Loan Maturity Date, by delivering a Notice of Borrowing pursuant to Section 2.6, the Borrower may (1) convert any Base Rate Loan to a Eurodollar Loan by giving the Agent the Notice of Borrowing two (2) Eurodollar Banking Days before the first day of the applicable Eurodollar Period and (2) at the end of any Interest Period convert any Eurodollar Loan to a Base Rate Loan. The Borrower must select either a Eurodollar Rate or a Base Rate for the entire amount of any advance, but may simultaneously have outstanding various types of Revolving Loans. The Borrower shall have no right to select an Interest Period for a Eurodollar Loan that would go beyond the Revolving Loan Maturity Date.

                (B) Agent's Election of Rate. If the Agent does not receive a timely Notice of Borrowing prior to the expiration of any Interest Period for a Eurodollar Loan, the Borrower shall be deemed to have elected to pay in full that Eurodollar Loan at the end of the Interest Period out of the proceeds of a new Base Rate Loan. That new Base Rate Loan will be in a principal amount equal to the principal amount and, if Banks determine in their absolute discretion, accrued interest of the Eurodollar Loan that is being repaid and shall be deemed made automatically and contemporaneously with the payment of that Eurodollar Loan.

           2.8 Use of Proceeds. The proceeds of any advances under the Revolving Loan will be used by the Borrower to fund general working capital and corporate purposes of the Companies or for any other purpose (but not new store construction). In addition, on the Date of Closing, the Borrower shall draw a Base Rate Loan against this Revolving Loan facility to the extent necessary to satisfy in full the balance of all indebtedness due to CoreStates and Chemical under the Existing Credit Facility (other than the "Term Note" outstanding thereunder) and shall use such proceeds to satisfy all indebtedness to CoreStates and Chemical (after application of the proceeds described in Section
3.5  below).   The  Existing  Credit Facility  among  CoreStates,
Chemical and the Borrower is hereby deemed canceled and the Borrower shall have absolutely no right to borrow thereunder.

           2.9 Notes. The Revolving Loan shall be evidenced by the Revolving Note, a copy of which is annexed as Exhibits B-1 and B-2. The Agent will endeavor to record all advances, interest and payments on the Agent's records relating to the Revolving Note. The failure of the Agent to make any such record, however, shall not alter or impair the rights and remedies of the Banks if an advance has actually been made or the rights of Borrower if a payment has actually been delivered.

           2.10 Standby Letters of Credit. The Banks, in their discretion, may issue or process an application for, a letter of credit or any other credit accommodation on behalf of the Borrower. The sole purpose of any such letter of credit shall be for securing obligations to the Borrower's insurers under its Worker's Compensation Program. Any letters of credit hereunder may be issued by any Bank. While there is no commitment to issue any letters of credit hereunder, the Banks agree between themselves that they will not permit the aggregate principal amount of letters of credit which may be outstanding hereunder to exceed Three Million Dollars ($3,000,000). The Banks will also agree from time to time between themselves as to which Bank will issue any letter of credit. If any letters of credit are issued, the following terms shall also apply.

                (a) Any letters of credit issued by the Banks will be in each Bank's customary form (individually a "Letter of Credit" and, collectively, the "Letters of Credit") for the account of the Borrower. Letters of Credit may be issued at any time and from time to time on or after the date hereof through the date which is sixty (60) days before the Revolving Loan Maturity Date, provided that the existing letter of credit no. 516165 issued by New Jersey National Bank (predecessor to
CoreStates) on the account of Borrower in the amount of $1,705,000 shall be deemed to be a Letter of Credit under this Loan Agreement. The aggregate amount outstanding at any time of all Letters of Credit shall not exceed $3,000,000.00. The term of any Letter of Credit shall not exceed one year, and each such Letter of Credit shall have an expiry date which is not later than the Revolving Loan Maturity Date; provided, however, that if no Bank objects, any outstanding Letter of Credit with provision for automatic renewal will continue to be renewed up to the Banking Day prior to the Revolving Loan Maturity Date as set forth under the terms of such Letter of Credit and payment of fees, repayment terms and other provisions of such Letter of Credit will continue to be governed by this Section 2.10 except the last sentence of clause (g) below. No outstanding Letter of Credit, and no Letter of Credit issued hereunder, shall be automatically renewed for any period beyond five (5) years from the date of initial issuance.

                (b) The Borrower shall notify the Agent and the Banks with at least ten (10) Business Days advance written notice of its request that one of the Banks issue a Letter of Credit. Each such notice shall be irrevocable and confirmed immediately by delivery to the Agent and the Banks of a Request for Letter of Credit in the issuing Bank's customary form, but without any accompanying terms and conditions which are inconsistent with this Agreement or the other Loan Documents. Upon issuance of a Letter of Credit, the issuing Bank shall promptly notify the other Banks of the issuance and the terms thereof.

                (c) Each request for a Letter of Credit shall constitute a representation and warranty by the Borrower that, except as contemplated by the Loan Documents: (A) the representations and warranties set forth in Section VI hereof remain accurate as of the date of such request and (B) no Default or Event of Default exists under this Loan Agreement or any other Loan Document.

                (d) Each Letter of Credit outstanding shall reduce the amount available under each Bank's Revolving Loan Commitment in an amount equal to such Bank's pro rata share of such Letter of Credit, and for the purposes of Section 2.1 each such Letter of Credit shall be deemed to be a use of each Bank's Revolving Loan Commitment to the extent of such Bank's pro rata share thereof. In connection with any Letter of Credit, the Agent may establish such other reserves against the Revolving Loan or any other Obligations as it deems appropriate.

                (e)   Each  payment by the issuing Bank  under  a
Letter of Credit shall be treated as a loan (a "Letter of Credit Loan") and shall be payable one (1) Business Day after notice of such payment is given to Borrower, or, if earlier, on the Revolving Loan Maturity Date. Upon making any payment under a Letter of Credit, the issuing Bank shall promptly give notice of the payment (a "Drawing Notice") to the other Banks, and each Bank shall reimburse the issuing Bank for its pro rata share of such Letter of Credit Loan not later than 2:00 p.m. on the next Business Day after the date of such Drawing Notice. The obligation of each Bank so to reimburse the issuing Bank shall be absolute and unconditional. Each Letter of Credit Loan outstanding also shall reduce the amount available under each Bank's Revolving Loan Commitment as under paragraph (d) above.

                (f) Each Letter of Credit Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Letter of Credit Loan is made until the date payment is made in full, at a rate per annum equal to the Base Rate in effect from time to time plus the Applicable Margin.

               (g) The obligation to repay each Letter of Credit Loan in full, together with accrued interest thereon in accordance with this Agreement, shall be absolute, unconditional and irrevocable, under all circumstances whatsoever, and (without limiting the generality of the foregoing) shall not be affected by:

                    (i)   the use which may be made of the Letter
          of Credit Loan or any acts or omissions of the drawer in connection therewith;

                    (ii) the validity or genuineness of documents presented in connection with a drawing, or of any endorsement thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, provided that such documents appear on their face to comply with the terms of the Letter of Credit;

                    (iii)  any  irregularity in  the  transaction
          with  respect to which the Letter of Credit is  issued;
          or

                    (iv) the existence of any claim, set-off, defense or other right which the Borrower might have against the issuing Bank, the Agent or the Banks, or any of them, or any other Person, whether in connection with the Letter of Credit, the transaction contemplated by the Letter of Credit, or any unrelated transaction.

If all conditions to borrowing Revolving Loans are satisfied, the Borrower shall have the right to repay any Letter of Credit Loan with the proceeds of Revolving Loans made on or prior to the maturity of the Letter of Credit Loan.

                (h) The Borrower shall pay to the issuing Bank a fee (the "Letter of Credit Fee") on the undrawn portion of all Letters of Credit at a rate per annum equal to one and one-quarter percent (1-1/4%) which shall be payable quarterly in advance on the first Business Day of each January, April, July and October to occur after the date hereof. The foregoing shall modify the fees payable in connection with all outstanding Letters of Credit.

                (i) The Borrower shall pay to the issuing Bank with respect to each Letter of Credit issued, the usual and customary administrative fees and other charges of the issuing Bank in connection with any Letter of Credit, including without limitation, all charges for the issuance of Letters of Credit, the negotiation of any draft paid pursuant to any Letter of Credit and any amendments or supplements thereto.

                (j) The issuing Bank shall remit to the other Banks Letter of Credit Fees at the rate of one and one-eighth percent (1-1/8%) per annum on such other Banks' pro rata share of the Letter of Credit, as and when paid by the Borrower. The balance of the Letter of Credit fees and the administrative fees and other charges described in paragraph (i) above will be for the account of the issuing Bank.

                (k) At Closing, the Borrower shall supply to the Banks a list of all outstanding Letters of Credit issued by CoreStates or Chemical as of the date of this Loan Agreement. Summit shall share in the fees and all obligations with respect to such CoreStates Letters of Credit in proportion to the Commitments, commencing as of the date of this Loan Agreement.

            2.11 Termination. The provisions of this Loan Agreement that provide for the making of advances under the Revolving Loan shall expire automatically on 12:00 noon on the Banking Day before the Revolving Loan Maturity Date and may be terminated by the Banks at any time after the occurrence of any Default or Event of Default (unless subsequently cured to the satisfaction of the Banks prior to termination) and shall be terminated automatically upon the occurrence of any Event of Default described in Section 9.13.

          2.12 Interest Rates For Revolving Loan.

           The Borrower agrees to pay interest on the unpaid portion of Revolving Loans as follows:

                (A) for Base Rate Loans at a fluctuating rate equal to the Base Rate in effect from time to time plus the Applicable Margin for Base Rate Loans; and

                (B) for each Eurodollar Loan at a fixed rate equal to the sum of the Eurodollar Rate for that Loan plus the Applicable Margin for Eurodollar Loans.

           2.13 Calculation of Interest. Interest shall be calculated on a 360-day year based on the number of days elapsed. After the last day of each Interest Period for any Loan the Agent shall endeavor to mail to the Borrower a statement of that Loan as of the last day of the Interest Period. That statement will be deemed to be correct unless the Borrower has delivered to the Agent specific written objections within thirty (30) days of the Borrower's receipt.

           2.14 Increased Cost. If at any time or from time to time any change occurring after the date hereof in any requirement of law, regulation, order, decree, treaty or directive or in the interpretation or application thereof by governmental authority or compliance by the Banks with any request or directive (whether or not having the force of law) occurring after the date hereof from any central bank or monetary authority or other governmental authority:

               (A) does or shall subject the Banks to any tax of any kind whatsoever with respect to this Loan Agreement or any Eurodollar Loan, or change the basis of taxation of payments to the Banks of principal, interest or other amount payable hereunder (except for changes in the rate or method of tax on the overall net income of the Banks in any jurisdiction); or

                 (B) does or shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of the Banks which are not otherwise included in the determination of the Eurodollar Rate hereunder; or

                (C)   does or shall impose on the Banks any other
condition regarding this Loan Agreement or the Loans; and the result of any of the foregoing is to increase the cost to the Banks of making, renewing, converting or maintaining advances or extensions of credit as Eurodollar Loans, or to reduce any amount receivable in respect of such Eurodollar Loans, then, in any such case, the Banks will promptly notify the Borrower of the change and of the estimated amount of such cost increase or reduction in amount and Borrower shall promptly pay to the Banks upon their demand, such additional amount which will compensate the Banks for such additional cost or reduced amount receivable as the
Banks deem to be material as determined by the Banks. If the Borrower becomes so obligated, at Borrower's option and upon two Eurodollar Business Days, prior notice by telephone or telegraph (to be confirmed promptly in writing) given by the Borrower to the Banks, the Borrower may (in lieu of paying such additional amounts as aforesaid): (i) terminate the obligation of the Banks to make or maintain Eurodollar Loans and/or (ii) convert all Eurodollar Loans then outstanding to any other type of Revolving Loan, as the case may be, by prepayment and reborrowing in the manner specified in this Loan Agreement. If any such conversion of a Eurodollar Loan is made on a day which is not the last day of an applicable Eurodollar Period, the Borrower shall pay to the Banks upon request such amount or amounts as may be necessary to compensate the Banks for any loss or expense sustained or incurred by the Banks in respect of the prepayment of such Eurodollar Loan as a result of such conversion. If the Bank becomes entitled to claim any additional amounts pursuant to this Section, it shall promptly notify Borrower thereof. A certificate as to any additional amounts payable pursuant to the foregoing submitted by an officer of the Banks to the Borrower shall be conclusive in the absence of manifest error.

          2.15 Indemnity Against Funding Losses or Expenses. The Borrower shall indemnify the Banks against any loss or expense that the Banks may, as a consequence of the Borrower's failure to make a payment on the due date thereof, sustain or incur in liquidating or employing deposits from third parties acquired to effect, fund or maintain any Eurodollar Loan or any part thereof; provided, however, that the Banks shall have a duty to mitigate any such loss or expense. If the Banks become entitled to claim any additional amounts pursuant to this Section, they shall promptly notify the Borrower.

          2.16 Basis for Determining InterBank Rate Inadequate or
Unfair.  If with respect to any Eurodollar Period:

               (A) the Agent determines that deposits in dollars in the applicable amounts are not being offered to the Agent in the InterBank market for such Eurodollar Period, or

               (B) the Banks determine that the applicable LIBOR will not adequately and fairly reflect the cost to the Banks of maintaining or funding a Eurodollar Loan for such Eurodollar Period, then, the Agent shall promptly notify Borrower and, until the Banks determine that the circumstances giving rise to such suspension no longer exist, the Banks' obligation to make future Eurodollar Loans shall be suspended.

                     SECTION III - TERM LOAN

          Subject to the full satisfaction of all requirements of the Banks and their counsel including the delivery of an Opinion Letter that is reasonably acceptable to the Banks and all other documents listed on Exhibit A, and the absence of any Default or Event of Default, the Banks severally agree to lend to the Borrower the aggregate principal sum of EIGHT MILLION FIFTY-FIVE THOUSAND FIVE HUNDRED FIFTY FIVE and 00/100 DOLLARS ($8,055,555.00) in proportion to their Commitments on the following terms and conditions:

          3.1  Term Note.  The Term Loan will be evidenced by the
Term Note, a copy of which is annexed as "Exhibits C-1 and C-2" and will be delivered to the Agent on the Date of Closing.

          3.2 Principal Repayment. The principal balance of the Term Loan shall be repaid as follows: (a) forty-five (45) equal consecutive monthly installments of FIFTY THOUSAND FIVE HUNDRED FIFTY-FIVE and 56/100 DOLLARS ($55,555.56) each, commencing on the first day of the month of July, 1997, and on the first day of each month consecutively thereafter until the first day of the month of April, 2001, when a forty-sixth and final principal installment of FIVE MILLION FIVE HUNDRED FIFTY-FIVE THOUSAND FIVE HUNDRED FIFTY-FIVE and 20/100 DOLLARS ($5,555,555.20) together with all accrued interest and other sums owing under the Term Loan, shall be due and payable.

           3.3 Payment of Interest. Accrued interest on the daily principal balance of the Term Loan is due and payable on each Interest Payment Date. Any interest not paid when due, in the Banks' discretion and without limitation of any other right or remedy in any Loan Document (including the right to charge a late fee or to raise the interest rate after an Event of Default), may be added to the principal amount outstanding under the Term Loan or the Revolving Loan, at the Agent's option, and accrue interest at the Base Rate and be payable upon demand.

          3.4  Method of Selecting Interest Rate.

                (A) Notice of Interest Selection. The Term Loan shall bear interest at the Base Rate plus the Applicable Margin for a Base Rate Loan plus fifteen (15) Basis Points; provided, however that the Borrower may select that all or a portion of the Term Loan bear interest at the Eurodollar Rate plus the Applicable Margin for a Eurodollar Loan plus fifteen (15) Basis Points. To make such selection, the Borrower shall deliver to the Agent (or transmit by telecopier with the original to be mailed or delivered to the Agent on the same day) by 11:00 a.m. of any Banking Day an irrevocable Notice of Interest Selection signed by an executive officer of the Borrower substantially in the form of the annexed Exhibit H specifying each of the following:

                     (i)  a request that all or a portion of  the
          Term Loan be treated as a Eurodollar Loan;

                     (ii) the amount of the Term Loan proposed to be a Eurodollar Loan in multiples of $1,000,000 (or the entire Term Loan);

                    (iii)     the duration of the Interest Period
          (which Interest Period (a) shall be either one month, two month, three month or six months and (b) shall not extend beyond the Term Loan Maturity Date).

                (B) Determination of Rate. For any Eurodollar Loan, two Eurodollar Banking Days before the first day of the applicable Eurodollar Period, the Agent shall determine the applicable Eurodollar Rate and advise the Borrower of that rate by telephone or telecopier. If by 11:30 a.m. New York City time of the day in which the Agent quotes any rate the Borrower shall not have advised the Agent (by telephone with immediate telecopier confirmation) whether Borrower wishes to receive the quoted rate, then the Agent may, in its discretion, conclude that the Borrower has rejected the quoted rate and chosen instead to continue as a Base Rate Loan with respect to the amount requested in the applicable Notice of Interest Selection. The Banks' determination of any rate shall be conclusive, absent manifest error. Amounts outstanding on the Term Loan on the effective date of the Loan Agreement shall be Base Rate Loans.

                (C) Agent's Election of Rate. If the Agent does not receive a timely Notice of Interest Selection prior to the expiration of any Interest Period for a Eurodollar Loan which is part of the Term Loan, the Borrower shall be deemed to have elected to pay interest at the Base Rate plus the Applicable Margin for Base Rate Loans on the principal amount outstanding at the end of the Interest Period.

           3.5 Use of Proceeds. All proceeds of the Term Loan shall be used by the Borrower on the Date of Closing to repay in full its indebtedness due to CoreStates and Chemical on the "term loan" portion of its Existing Credit Facility.

          3.6  Interest Rates For Term Loan.

           The Borrower agrees to pay interest on the unpaid portion of Term Loan as follows:

                (A) for Base Rate Loans at a fluctuating rate equal to the Base Rate in effect from time to time plus the Applicable Margin for Base Rate Loans plus fifteen (15) Basis
Points; and

                (B) for each Eurodollar Loan at a fixed rate equal to the sum of the Eurodollar Rate for that Loan plus the Applicable Margin for Eurodollar Loans plus fifteen (15) Basis
Points.

           3.7 Calculation of Interest. Interest shall be calculated on a 360-day year based on the number of days elapsed. After the last day of each Interest Period for any Loan the Agent shall endeavor to mail to the Borrower a statement of that Loan as of the last day of the Interest Period. That statement will be deemed to be correct unless the Borrower has delivered to the Agent specific written objections within thirty (30) days of the Borrower's receipt.

           3.8 Increased Cost. If at any time or from time to time any change occurring after the date hereof in any requirement of law, regulation, order, decree, treaty or directive or in the interpretation or application thereof by governmental authority or compliance by the Banks with any request or directive (whether or not having the force of law) occurring after the date hereof from any central bank or monetary authority or other governmental authority:

               (A) does or shall subject the Banks to any tax of any kind whatsoever with respect to this Loan Agreement or any Eurodollar Loan, or change the basis of taxation of payments to the Banks of principal, interest or other amount payable hereunder (except for changes in the rate or method of tax on the overall net income of the Banks in any jurisdiction); or

                 (B) does or shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of the Banks which are not otherwise included in the determination of the Eurodollar Rate hereunder; or

                (C)   does or shall impose on the Banks any other
condition regarding this Loan Agreement or the Loans; and the result of any of the foregoing is to increase the cost to the Banks of making, renewing, converting or maintaining advances or extensions of credit as Eurodollar Loans, or to reduce any amount receivable in respect of such Eurodollar Loans, then, in any such case, the Banks will promptly notify the Borrower of the change and of the estimated amount of such cost increase or reduction in amount and Borrower shall promptly pay to the Banks upon their demand, such additional amount which will compensate the Banks for such additional cost or reduced amount receivable as the
Banks deem to be material as determined by the Banks. If the Borrower becomes so obligated, at Borrower's option and upon two Eurodollar Business Days, prior notice by telephone or telegraph (to be confirmed promptly in writing) given by the Borrower to the Banks, the Borrower may (in lieu of paying such additional amounts as aforesaid): (i) terminate the obligation of the Banks to make or maintain Eurodollar Loans and/or (ii) convert all Eurodollar Loans then outstanding to any other type of Revolving Loan, as the case may be, by prepayment and reborrowing in the manner specified in this Loan Agreement. If any such conversion of a Eurodollar Loan is made on a day which is not the last day of an applicable Eurodollar Period, the Borrower shall pay to the Banks upon request such amount or amounts as may be necessary to compensate the Banks for any loss or expense sustained or incurred by the Banks in respect of the prepayment of such Eurodollar Loan as a result of such conversion. If the Bank becomes entitled to claim any additional amounts pursuant to this Section, it shall promptly notify Borrower thereof. A certificate as to any additional amounts payable pursuant to the foregoing submitted by an officer of the Banks to the Borrower shall be conclusive in the absence of manifest error.

          3.9 Indemnity Against Funding Losses or Expenses. The Borrower shall indemnify the Banks against any loss or expense that the Banks may, as a consequence of the Borrower's failure to make a payment on the due date thereof, sustain or incur in liquidating or employing deposits from third parties acquired to effect, fund or maintain any Eurodollar Loan or any part thereof; provided, however, that the Banks shall have a duty to mitigate any such loss or expense. If the Banks become entitled to claim any additional amounts pursuant to this Section, they shall promptly notify the Borrower.

          3.10 Basis for Determining InterBank Rate Inadequate or
Unfair.  If with respect to any Eurodollar Period:

               (A) the Agent determines that deposits in dollars in the applicable amounts are not being offered to the Agent in the InterBank market for such Eurodollar Period, or

               (B) the Banks determine that the applicable LIBOR will not adequately and fairly reflect the cost to the Banks of maintaining or funding a Eurodollar Loan for such Eurodollar Period, then, the Agent shall promptly notify Borrower and, until the Banks determine that the circumstances giving rise to such suspension no longer exist, the Banks' obligation to make future Eurodollar Loans shall be suspended.

             SECTION IV - CONVERTIBLE REVOLVING LOAN

          Subject to the full satisfaction of all requirements of the Banks and their counsel including the delivery of an Opinion Letter that is acceptable to the Banks and all other documents listed on Exhibit A and the absence of any Default or Event of Default, the Banks will, from time to time severally, in proportion to their Commitments, make loans to the Borrower in such amounts and under such terms as set forth below:

           4.1 Amount of Loans. The aggregate amount of all loans and extensions of credit outstanding at any time under the Convertible Revolver will not exceed ELEVEN MILLION and 00/100 DOLLARS ($11,000,000). The Borrower may request that Convertible Revolver Loans be made in the form of a Base Rate Loan or a Eurodollar Loan in accordance with the procedures, and subject to the limitations set forth in this Loan Agreement. Until the Banking Day before the First Conversion Date, in the absence of any Default or Event of Default, the Borrower may borrow, reborrow and repay the Convertible Revolver Loan so long as the aggregate outstanding balance is never in excess of $11,000,000. Until the Banking Day before the Second Conversion Date, in the absence of any Default or Event of Default, the Borrower may borrow, reborrow and repay the Convertible Revolver Loan so long as the aggregate outstanding balance of the net amounts borrowed on and after the First Conversion Date is never in excess of $11,000,000 less the First Principal Balance. Until the Banking Day before the Third Conversion Date, in the absence of any Default or Event of Default, the Borrower may borrow, reborrow and repay the Convertible Revolver Loan so long as the aggregate outstanding balance of the net amounts borrowed on and after the Second Conversion Date is never in excess of $11,000,000 less the sum of (i) the First Principal Balance and (ii) the Second Principal Balance.

           4.2 Loans In Excess of Maximum. If, for any reason, the outstanding balance of the Convertible Revolver Loan at any time exceeds ELEVEN MILLION and 00/100 DOLLARS ($11,000,000), all sums advanced shall nonetheless constitute indebtedness under this Loan Agreement and shall be due and payable upon demand.

           4.3 Conversion of Loans. (a) At 12:00 noon on the last Banking Day before the First Conversion Date, the Banks' several responsibility and Commitments to make any loans under the Convertible Revolver shall be reduced pro rata by an amount equal to the principal balance of the Convertible Revolver then outstanding (the "First Principal Balance"). Beginning on and after the First Conversion Date, the First Principal Balance shall be repayable by the Borrower in installments as set forth in Section 4.4(a). On the First Conversion Date, the Borrower shall execute separate notes in the form of Exhibit D-3 annexed hereto in the aggregate principal amount of the First Principal Balance.

                (b) At 12:00 noon on the last Banking Day before the Second Conversion Date, the Banks' several responsibility and Commitments to make any loans under the Convertible Revolver shall be reduced further pro rata by an amount equal to the principal balance of the Convertible Revolver then outstanding exclusive of the First Principal Balance (the "Second Principal Balance"). Beginning on and after the Second Conversion Date, the Second Principal Balance shall be repayable by the Borrower in installments as set forth in Section 4.4(b). On the Second Conversion Date, the Borrower shall execute separate notes in the form of Exhibit D-4 annexed hereto in the aggregate principal amount of the Second Principal Balance.

                (c) At 12:00 noon on the last Banking Day before the Third Conversion Date, the Banks' responsibility and Commitments to make any loans under the Convertible Revolver shall automatically cease. Beginning on and after the Third Conversion Date, all principal outstanding under the Convertible Revolver on the Third Conversion Date exclusive of the First Principal Balance and the Second Principal Balance being repaid pursuant to Sections 4.4(a) and 4.4(b) below) (the "Third Principal Balance") shall be repayable in installments as set forth in Section 4.4(c). On the Second Conversion Date, the Borrower shall execute a separate note in the form of Exhibit D-5 annexed hereto in the principal amount of the Third Principal Balance.

                (d) Notwithstanding the foregoing, the Banks responsibility and Commitments to make any loans under the Convertible Revolver shall immediately cease upon occurrence of a Default or Event of Default (unless subsequently cured to the satisfaction of the Banks).

          4.4 Principal Payments. (a) The Borrower shall not be required to make principal payments prior to the First Conversion Date except as required under Section 4.2 or if there shall be an Event of Default. After the First Conversion Date, the Borrower shall repay the First Principal Balance in Eighty Four (84) equal monthly principal installments based on a seven (7) year term beginning on the first (1st) day of the first month after the First Conversion Date and on the first (1st) day of each month consecutively thereafter until the first day of the Eighty-Fourth
(84th) month after the First Conversion Date when all principal, interest and other sums then outstanding under the note issued in the amount of the First Principal Balance under the Convertible Revolver shall be due and payable in full.

                 (b) After the Second Conversion Date, the Borrower shall repay the Second Principal Balance in Eighty Four
(84) equal monthly principal installments based on a seven (7) year term beginning on the first (1st) day of the first month after the Second Conversion Date and on the first (1st) day of each month consecutively thereafter until the first day of the Eighty-Fourth (84th) month after the Second Conversion Date when all principal, interest and other sums then outstanding under the note issued in the amount of the Second Principal Balance under the Convertible Revolver shall be due and payable in full.

               (c) After the Third Conversion Date, the Borrower shall repay the Third Principal Balance in Eighty Four (84) equal monthly principal installments based on a seven (7) year term beginning on the first (1st) day of the first month after the Third Conversion Date and on the first (1st) day of each month consecutively thereafter until the first day of the Eighty-Fourth
(84th) month after the Third Conversion Date when all principal, interest and other sums then outstanding under the Convertible Revolver shall be due and payable in full.

           4.5 Payment of Interest. Accrued interest on the daily principal balance of the Convertible Revolver is due and payable on each Interest Payment Date. Any interest not paid when due, in the Banks' discretion and without limitation of any other right or remedy in any Loan Document (including the right to charge a late fee or to raise the interest rate after an Event of Default), may be added to the principal amount outstanding under the Convertible Revolver and accrue interest at the Base Rate plus the Applicable Margin for Base Rate Loans and be payable upon demand.

          4.6  Method of Borrowing.

                (A) Notice of Borrowing. To borrow or to select a type of loan under the Convertible Revolver, the Borrower shall deliver to the Agent (or transmit by telecopier with the original to be mailed or delivered to the Agent on the same day) by 11:00 a.m. of any Banking Day an irrevocable Notice of Borrowing signed by an executive officer of the Borrower substantially in the form of the annexed Exhibit G specifying each of the following:

                     (i)   the  proposed  borrowing  date  for  a
          Convertible Revolver Loan which, (a) in the case of a Base Rate Loan may be the same Banking Day or, (b) in the case of a Eurodollar Loan shall be a Eurodollar Day at least two (2) Banking Days thereafter;

                    (ii) the type of loan requested;

                      (iii)       the  amount  of  the   proposed
          borrowing which, in the case of a Base Rate Loan shall be at least $500,000 and in multiples of $50,000 and in the case of a Eurodollar Loan shall be in multiples of $1,000,000;

                     (iv)  in the case of a Eurodollar Loan,  the
          duration of the Interest Period for each borrowing (which Interest Period (a) shall be either 30, 60 90 or 180 days and (b) shall not extend beyond any Conversion
          Date); and

                     (v)   instructions to the Agent  as  to  the
          deposit or transmittal of the borrowed funds.

                (B) Determination of Rate. For any Eurodollar Loan, two Eurodollar Banking Days before the first day of the applicable Eurodollar Period, the Agent shall determine the applicable Eurodollar Rate and advise the Borrower of that rate by telephone or telecopier. If by 11:30 a.m. New York City time of the day in which the Agent quotes any rate the Borrower shall not have advised the Agent (by telephone with immediate telecopier confirmation) whether Borrower wishes to receive the quoted rate, then the Agent may, in its discretion, conclude that the Borrower has rejected the quoted rate and chosen instead to receive a Base Rate Loan in an amount equal to the Loan requested in the applicable Notice of Borrowing. The Agent's determination of any rate shall be conclusive, absent manifest error.

                 (C) Deduction for Amounts Due. If any Convertible Revolver Loan is to be made on a day on which Borrower is to repay any outstanding Loan, the Agent is authorized to apply proceeds from the new Loan to make that payment and advance to Borrower only the net amount of the new Loan after deducting the amount of the existing Loan payment including principal and accrued interest that had been due.

          4.7  Loan Selection.

                (A) Revolving Loan. During the term of the Convertible Revolver Loan prior to the First Conversion Date (or,
(x) with respect to new borrowings in excess of the First Principal Balance, prior to the Second Conversion Date or (y) with respect to now borrowings in excess of the sum of the First Principal Balance and the Second Principal Balance, prior to the Third Conversion Date), by delivering a Notice of Borrowing pursuant to Section 4.6, the Borrower may (1) convert any Base Rate Borrowing to a Eurodollar Loan by giving the Agent the Notice of Borrowing two Eurodollar Banking Days before the first day of the applicable Eurodollar Period and (2) at the end of any Interest Period convert any Eurodollar Loan to any other type of Convertible Revolver Loan then available to the Borrower hereunder by giving the notice required under Section 4.6 for that type of Loan. The Borrower must select either the Base Rate or Eurodollar Rate for the entire amount of any advance, but may simultaneously have outstanding various types of Convertible Revolver Loans.

                (B) Term Loan. The Borrower shall have the same rights to select interest rates under the Convertible Revolver Loans after the Conversion Dates with respect to interest payable on the First Principal Balance and/or the Second Principal Balance and/or the Third Principal Balance pursuant to a Notice of Interest Selection as it has under the Term Loan, except that the Borrower shall have no right to select an Interest Period that would go beyond the applicable Convertible Revolver Maturity Date and the interest rate on the First Principal Balance, Second Principal Balance and Third Principal Balance for each Convertible Term Loan shall be either the Base Rate plus the Applicable Margin plus fifteen (15) Basis Points or the Eurodollar Rate plus the Applicable Margin plus fifteen (15) Basis Points.

                (C) Agent's Election of Rate. If the Agent does not receive a timely Notice of Borrowing or Notice of Interest Selection prior to the expiration of any Interest Period for a Eurodollar Loan which is part of the Convertible Revolver, the Borrower shall be deemed to have elected to pay in full that Eurodollar Loan at the end of the Interest Period out of the proceeds of a new Base Rate Loan bearing interest at the Base Rate plus the Applicable Margin for Base Rate Loans (plus fifteen
(15)  Basis  Points with respect to interest on  any  Convertible
Term Loan) which rate shall be fixed by the Agent without any further opportunity for the Borrower to accept or reject such rate. That new Base Rate Loan will be in a principal amount equal to the principal amount of the expiring Eurodollar Loan and if the Banks determine in their absolute discretion, accrued interest of the Eurodollar Loan that is being repaid and shall be deemed made automatically and contemporaneously with the payment of that Eurodollar Loan.

           4.8 Use of Proceeds. The proceeds of any advances prior to the Third Conversion Date under the Convertible Revolver Loan will be used by the Borrower only to fund future equipment purchases or store remodeling, in either case for the Borrower's existing stores (but not construction of the Garwood Facility) and to provide letters of credit in lieu of performance bonds related to capital projects (other than construction of the
Garwood Facility). Notwithstanding the foregoing, if the Borrower has borrowed such funds pursuant to the Convertible Revolver, used such funds for proper purposes set forth in this Section and then repaid any such principal amount, then, if there is no Default or Event of Default, the principal amount so repaid thereafter may be reborrowed by the Borrower for any purposes. For any project involving projected drawdowns of $1,000,000 or more, a budget acceptable to the Banks must be delivered to the Banks and approved before more than $250,000 is spent on such project. The Banks will monitor such budget against actual costs of the project, and draws will be conditioned on the Borrower's compliance with the budget and other terms for monitoring costs acceptable to the Banks.

           4.9 Notes. The Convertible Revolver Loan shall be evidenced by the Convertible Revolver Note, a copy of which is annexed as Exhibits D-1 and D-2 (as to the initial Convertible Revolver Loans). Each Convertible Term Loan shall be evidenced by a Convertible Revolver Note in the form annexed here to us Exhibits D-3, D-4 and D-5. The Agent will endeavor to record all advances, interest and payments on the Agent's records relating to the initial Convertible Revolver Note. The failure of the Agent to make any such record, however, shall not alter or impair the rights and remedies of the Banks if an advance has actually been made or the rights of the Borrower if a payment has actually been delivered.

            4.10 Termination. The provisions of this Loan Agreement that provide for the making of advances under the Convertible Revolver Loan shall expire automatically on 12:00 noon on the day before the Third Conversion Date, may be terminated by the Banks at any time after the occurrence of any Default or Event of Default (not subsequently cured to the satisfaction of the Banks before such termination) and shall be terminated automatically upon the occurrence of any Event of Default described in Section 9.13.

          4.11 Interest Rates For Convertible Revolver Loan.

           The Borrower agrees to pay interest on the unpaid portion of Convertible Revolver Loans as follows:

                (A) for Base Rate Loans prior to conversion to a term loan, at a fluctuating rate equal to the Base Rate in effect from time to time plus the Applicable Margin for Base Rate Loans;

                (B) for Base Rate Loans after conversion to a Convertible Term Loan (i.e., interest on the First Principal Balance, Second Principal Balance or Third Principal Balance), at a fluctuating rate equal to the Base Rate in effect from time to time plus the Applicable Margin for Base Rate Loans plus fifteen
(15) Basis Points

                (C) for each Eurodollar Loan prior to conversion to a term loan at a fixed rate equal to the Eurodollar Rate for that Loan plus the Applicable Margin for Eurodollar Loans.

                (D) for each Eurodollar Loan after conversion to a Convertible Term Loan, at a fluctuating rate equal to the Eurodollar Rate for that loan plus the Applicable Margin for Eurodollar Loans plus fifteen (15) Basis Points.

           4.12 Calculation of Interest. Interest shall be calculated on a 360-day year based on the number of days elapsed. After the last day of each Interest Period for any Loan the Agent shall endeavor to mail to Borrower a statement of that Loan as of the last day of the Interest Period. That statement will be deemed to be correct unless the Borrower has delivered to the Agent specific written objections within thirty (30) days of the Borrower's receipt.

           4.13 Increased Cost. If at any time or from time to time any change occurring after the date hereof in any requirement of law, regulation, order, decree, treaty or directive or in the interpretation or application thereof by governmental authority or compliance by the Banks with any request or directive (whether or not having the force of law) occurring after the date hereof from any central bank or monetary authority or other governmental authority:

               (A) does or shall subject the Banks to any tax of any kind whatsoever with respect to this Loan Agreement or any Eurodollar Loan, or change the basis of taxation of payments to the Banks of principal, interest or other amount payable hereunder (except for changes in the rate or method of tax on the overall net income of the Banks in any jurisdiction); or

                 (B) does or shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of the Banks which are not otherwise included in the determination of the Eurodollar Rate hereunder; or

                (C)   does or shall impose on the Banks any other
condition regarding this Loan Agreement or the Loans; and the result of any of the foregoing is to increase the cost to the Banks of making, renewing, converting or maintaining advances or extensions of credit as Eurodollar Loans, or to reduce any amount receivable in respect of such Eurodollar Loans, then, in any such case, the Banks will promptly notify the Borrower of the change and of the estimated amount of such cost increase or reduction in amount and Borrower shall promptly pay to the Banks upon their demand, such additional amount which will compensate the Banks for such additional cost or reduced amount receivable as the
Banks deem to be material as determined by the Banks. If the Borrower becomes so obligated, at Borrower's option and upon two Eurodollar Business Days, prior notice by telephone or telegraph (to be confirmed promptly in writing) given by the Borrower to the Banks, the Borrower may (in lieu of paying such additional amounts as aforesaid): (i) terminate the obligation of the Banks to make or maintain Eurodollar Loans and/or (ii) convert all Eurodollar Loans then outstanding to any other type of Convertible Revolver Loan, as the case may be, by prepayment and reborrowing in the manner specified in this Loan Agreement. If any such conversion of a Eurodollar Loan is made on a day which is not the last day of an applicable Eurodollar Period, the Borrower shall pay to the Banks upon request such amount or amounts as may be necessary to compensate the Banks for any loss or expense sustained or incurred by the Banks in respect of the prepayment of such Eurodollar Loan as a result of such conversion. If a Bank becomes entitled to claim any additional amounts pursuant to this Section, it shall promptly notify Borrower thereof. A certificate as to any additional amounts payable pursuant to the foregoing submitted by an officer of the Banks to the Borrower shall be conclusive in the absence of manifest error.

          4.14 Indemnity Against Funding Losses or Expenses. The Borrower shall indemnify the Banks against any loss or expense that the Banks may, as a consequence of the Borrower's failure to make a payment on the due date thereof, sustain or incur in liquidating or employing deposits from third parties acquired to effect, fund or maintain any Eurodollar Loan or any part thereof; provided, however, that the Banks shall have a duty to mitigate any such loss or expense. If the Banks become entitled to claim any additional amounts pursuant to this Section, they shall promptly notify the Borrower.

          4.15 Basis for Determining InterBank Rate Inadequate or
Unfair.  If with respect to any Eurodollar Period:

               (A) the Agent determines that deposits in dollars in the applicable amounts are not being offered to the Agent in the InterBank market for such Eurodollar Period, or

               (B) the Banks determine that the applicable LIBOR will not adequately and fairly reflect the cost to the Banks of maintaining or funding a Eurodollar Loan for such Eurodollar Period, then, the Banks shall promptly notify Borrower and, until the Banks determine that the circumstances giving rise to such suspension no longer exist, the Banks' obligation to make future Eurodollar Loans shall be suspended.

             SECTION V - PAYMENTS, PROCEEDS AND TERM

            5.1 Manner of Payment. All payments shall be delivered to the Agent in immediately available funds when due. Any delay by the Agent in submitting a statement of any amount due shall not relieve the Borrower from any duty to inquire as to the amount due and to make timely payment.

           5.2 Payment on Non-Banking Days. Any payment that is due on a day other than a Banking Day may be made on the next succeeding Banking Day together with interest for each such additional day after the original due date.

           5.3 Late Payments. If any payment is not received within fifteen (15) days from the date that payment is due, the Banks may charge a "late charge" equal to Five Cents ($.05) of each dollar of principal, interest, charges and expenses overdue for the purpose of defraying the expense incident to handling that delinquent payment. This late charge can be imposed on each late payment. This late charge shall be in addition to, and not in lieu of, any other right or remedy the Banks may have as a result of a late payment.

           5.4 Prepayments. At any time upon five (5) calendar days written notice to the Agent, any loan being made pursuant to this Loan Agreement may be prepaid, in whole, or in part without penalty in multiples of ONE HUNDRED THOUSAND and 00/100 DOLLARS ($100,000), provided, however, that no Eurodollar Loan may be prepaid except at the end of the applicable Eurodollar Period and accrued interest on the amount being prepaid plus the Make Whole Fee set forth in Section 5.5 below shall simultaneously be paid. Prepayments shall be applied first to any expenses outstanding under any Loan Document, then to Make Whole Fee, then to interest and then to principal and, when applied to principal, shall be applied to installments in inverse order of their maturity.

           5.5 Make Whole Fees. In the event that the Borrower makes a prepayment against any principal amount outstanding under any Eurodollar Loans prior to the end of the Interest Period for such Loan notwithstanding the prohibitions of Section 5.4, whether that payment is made voluntarily or by reason of an acceleration of the payment date of said amount following the occurrence of an Event of Default, the Borrower shall pay to the Agent (for the ratable benefit of the Lenders) a Make Whole Fee. A certificate as to the amount of the Make Whole Fee submitted by the Agent to the Borrower setting fourth in reasonable detail the basis of computation of such amounts shall be conclusive and binding, in the absence of manifest error as to the amount due. The "Make Whole Fee" means, for any prepayment of any Eurodollar Loan prior to the end of the Interest Period for such Loan, an amount (not less than zero) equal to a fraction, the numerator of which is the product of (i) the amount of said Eurodollar Loan so prepaid, multiplied by (ii) the Make Whole Rate, multiplied by
(iii) the Remaining Term, and the denominator of which is 360, the entire amount of which is discounted to present value using an interest rate set within the reasonable discretion of the Lender. The "Make Whole Rate" means for any such prepayment (or portion thereof) the per annum rate of interest equal to the difference between (i) interest rate which would have been charged on the amounts outstanding under such Eurodollar Rate Loan, and (ii) the yield on obligations of the United States Treasury as determined by the Lender as of the date of the prepayment for such obligations having a maturity approximately equal to the Remaining Term. "Remaining Term" means the number of days until the end of the Interest Period for any Eurodollar Loan.

           5.6 Interest Rate Protection. At the request of the Agent, the Borrower shall enter into an agreement, or purchase an instrument, that will yield to the Borrower amounts such that the effective net rate of interest that the Borrower will incur with respect to the aggregate outstanding principal amount of any and all Term Loans hereunder plus 75% of the amount of any Convertible Term Loan when combined with such instrument will not exceed Ten Percent (10%) per annum for the period from the date hereof through the maturity date of each such Term Loan. All such investments or instruments shall be in form and substance, and with counterparties, acceptable to the Banks, in its reasonable discretion.

           5.7 Term. The Term of this Loan Agreement shall commence as of the Date of Closing and, subject to the provisions hereof, shall expire at midnight on the date that all Obligations have been fully paid and all Commitments have expired or been terminated.

           5.8 Interest Limits. If the fulfillment of any provision in any Loan Document relating to the rate of interest is prohibited by, or in violation of, any applicable law in effect at the time payment is due, the interest rate shall be automatically reduced to the maximum rate then permitted by law. If for any reason the Banks should receive as interest an amount that would exceed the highest applicable lawful rate of interest, that amount in excess of the lawful rate will be deemed to have been credited against principal and not against interest. This provision shall control every other provision in any Loan Document that is applicable to the calculation of interest.

           5.9 Borrowings. The Borrower shall give the Agent notice of each borrowing of Loans to be made hereunder after the Date of Closing by (i) 11:00 a.m. of the date of such borrowing, if a Base Rate Loan, or (ii) by 11:00 a.m. two Eurodollar Banking Days before the date of such borrowing, if a Eurodollar Loan, all as further provided in Sections 2.6 and 4.6. The Agent shall then give Summit notice of Borrower's request by 12:00 noon of the date it receives such notice from Borrower. Not later than 3:00 p.m. New York City time on the date of such borrowing, Summit shall, through its Lending Offices and subject to the conditions of this Loan Agreement, make the amount of the Loan to be made by it on such day available to the Agent, at the Lending Office of the Agent and in immediately available funds for the account of the Borrower. The amount so received by the Agent shall, subject to the conditions of this Loan Agreement, be made available to the Borrower, in immediately available funds, by 3:00 p.m. New York City time on the date of such borrowing, by the Agent crediting an account of the Borrower designated by the Borrower and maintained with the Agent at its Lending Office.

           5.10 Certain Notices.  Notices by the Borrower to  the
Agent of each borrowing and each prepayment shall be irrevocable and shall be effective only if received by the Agent not later than 11:00 a.m. New York City time.

          5.11 Commitment Fees. A commitment fee shall accrue on the daily average unused amount of the Commitments of each Bank for the Revolving Loan and the Convertible Revolver for the period from and including the Closing Date to the earliest of the date the Commitments are terminated by the Banks or the Revolving Loan Maturity Date (for the Revolving Loan) or the Third Conversion Date (for the Convertible Revolver Loan) at a rate per annum equal to twenty-five (25) Basis Points calculated on the basis of a 360 day year for the actual number of days elapsed. The accrued commitment fee shall be due and payable in arrears on the first day of each calendar quarter, commencing on the first day of the first calendar quarter after the Closing Date and on the Revolving Loan Maturity Date (for the Revolving Loan) and the Third Conversion Date (for the Convertible Revolver.)

           5.12 Payment Generally. All payments under this Agreement or the Notes or fees shall be made by the Borrower in United States Dollars in immediately available funds not later than 2:00 p.m. New York City time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Banking Day) at the Lending Office of the Agent for the account of the Lending Offices of each Bank provided, that, when a new Loan is to be made by each Bank on a date the Borrower is to repay any principal of an outstanding Loan, such Bank shall apply the proceeds thereof to the payment of the principal to be repaid and only an amount equal to the difference between the principal to be borrowed and the principal to be repaid shall be made available by such Bank to the Borrower as provided in Sections 2.6(C) or 4.6(C). The Agent, or any Bank for whose account any such payment is to be made, may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Borrower with the Agent or such Bank, as the case may be, and any Bank so doing shall promptly notify the Agent and the Borrower thereof. The Borrower shall, at the time of making each payment under this Loan Agreement or any Note, specify to the Agent the principal or other amount payable by the Borrower under this Agreement or the Note to which such payment is to be applied, and in the event that it fails to so specify, or if a Default or Event of Default has occurred and is continuing, the Agent may apply such payment as it may elect in its sole discretion. If the due date of any payment under this Agreement or any Note would otherwise fall on a day which is not a Banking Day, such date shall be extended to the next succeeding Banking Day and interest shall by payable for any principal so extended for the period of such extension. Each payment received by the Agent hereunder or under any Note for the account of a Bank shall be paid promptly to such Bank, in immediately available funds, for the account of such Bank's Lending Office.

          5.13 Payments by Banks. Each Bank shall provide to the Agent its proportionate share of all advances or Loans to be made to the Borrower hereunder by wire transfer in immediately available funds no later than 3:00 p.m. New York City time on the date on which any borrowing is to be made hereunder. The Agent shall not be obligated to make any advances or Loans to the Borrower until such time as its receives each Bank's proportionate share in immediately available funds. Any failure of a Bank to advance its proportionate share of any Loan or to assume or indemnify the Agent for its proportionate share of any liability hereunder shall be a breach of its obligations to the Agent and the other Banks as well as to the Borrower. The Banks and the Agent agree that all advances and Loans, as well as all payments received by the Agent from the Borrower or the Guarantor or any other party, shall be reconciled daily. In the event the Agent does not receive any payment from the Borrower prior to 2:00 p.m. on any given Banking Date, the Agent shall not remit such funds to the Banks until the next Banking Day. The Agent shall have no obligation to pay to any Bank any amounts except out of those immediately available funds actually received by the Agent for application to the Obligations.

           5.14 Security Documents. At Closing, the Borrower shall grant the Banks a first priority security interest in all Collateral, subject only to Permitted Encumbrances, and Sumas Realty Corp. shall grant the Banks a first priority mortgage on its real estate in Springfield, New Jersey, all pursuant to the terms of the Mortgages, Lease Assignments and the Security Agreement which shall be executed simultaneously with this Loan Agreement and are a condition precedent hereto. In addition, at Closing the Banks shall have entered into an Intercreditor Agreement with Travelers on terms acceptable to the Banks in their sole unfettered discretion and after having been given the opportunity to review all agreements between the Borrower and Travelers.

           5.15 Fees. At the Closing, the Borrower shall pay (a) to the Banks a facility fee of $65,000 to be shared pro rata by the Banks in the same proportions as their Commitments and (b) to the Agent a non-refundable Agent's fee of $5,000. On each anniversary of the Closing, the Borrower shall pay to the Agent a non-refundable agent's fee of $5,000. At Closing and from time to time thereafter, the Borrower shall also pay or reimburse the Banks for all of its counsel fees and other reasonable out-of-pocket expenses related to this transaction and any subsequent waivers, modifications or amendments.

           SECTION VI - REPRESENTATIONS AND WARRANTIES

           As of the Date of Closing and as of the time of each advance under the Convertible Revolver or Revolving Loan, the Borrower represents, and warrants to each Bank and the Agent and agrees as follows:

           6.1 Organization and Authority. Each Company is a duly organized and validly existing corporation that is in good standing under the laws of the State of New Jersey and is duly qualified and in good standing in each state in which its property or business subjects it to qualification requirements as a foreign corporation. Each Company (A) is duly qualified and registered to transact business in each jurisdiction in which its properties or business make qualification or registration necessary, and (B) has full power, authority, franchises, licenses and right to enter into and perform each of the Loan Documents to which it is a party and to carry on its business as now being conducted.

           6.2 Binding Effect. Each Loan Document constitutes a legal, valid and binding obligation of the Companies which are parties thereto, enforceable in accordance with their terms.

           6.3 No Conflicting Agreements or Laws. Neither the execution nor the delivery of any Loan Document, nor the consummation of the transactions contemplated thereby, nor the fulfillment of, compliance with or performance of the terms and conditions therein, is prevented or limited by, conflicts with or will result in the breach or violation of, or a default under the terms or conditions of (A) any certificate of incorporation, charter or other agreement to which any Obligor is bound, or (B) any law, order of any court or administrative agency or any rule or regulation applicable to any Obligor. No Obligor is, or by Borrower's or Guarantor's execution, delivery or performance of any Loan Document will be, in default under, or in violation of, any of its obligations under any agreement or undertaking to which that Obligor is a party or by which that Obligor is bound.

           6.4 No Conflicting Litigation. There is no action or proceeding pending or threatened against any Obligor or involving any assets of, or ownership in, any Obligor before any court, administrative agency or governmental authority that might (A) adversely affect any Obligor's ability to authorize or perform any Obligations, (B) involve the possibility of any judgment or liability that would result in any material adverse change in any Obligor's business, properties or assets or in the value of the Banks' interest in any Collateral, (C) adversely affect the enforceability of any Loan Document, or (D) involve possible or threatened claims totaling in excess of $500,000, except for any litigation that has been accurately and completely described on
Exhibit 2 annexed to the Principal's Certificate.

           6.5 Ownership of Subsidiaries. The Borrower is the legal and beneficial owner of, and holder of good record title to, all issued and outstanding shares of all classes of stock of the Village Liquor Stores, Inc. free and clear of all liens, pledges, restrictions, potential margin calls and encumbrances, and does not directly or indirectly own or control any Subsidiaries other than Liquor.

          6.6 Liens Against Property. The Borrower has good and marketable title to all of the Property. All Property is now free and clear of Liens, except for any Permitted Encumbrances, and there are no judgments of record in any other state where any Property may be located against any name used within the past 20 years by any Company or by any Company's predecessor in interest.

           6.7 Location of Property and Offices. The chief executive offices and primary business records of the Borrower and the Guarantor are at all times maintained, and for the past four months have at all times been maintained, at the principal place of business of the Borrower set forth in the caption of this Loan Agreement. All Property and other business records of the Companies are, and will be, at the locations set forth on
Exhibit 1 annexed to the Principal's Certificate, except for new stores and offices that may be opened only after notice to the Banks of each such location.

            6.8 Financial Information and Condition. The consolidated financial statement of the Obligors dated July 27, 1996 and delivered to the Banks truly sets forth their financial condition and the results of operations as of that date and there has been no material adverse change since then. All other statements, representations and warranties made by any Obligor to the Banks have been, and as of the Date of Closing are, accurate and complete and no information has been omitted that would make any of them misleading or incomplete. Immediately prior to, and after the making of each loan described in this Loan Agreement, each Obligor was not, and will not be, (A) "insolvent" as that term is defined in N.J.S.A. 25:2-23 (or any successor statute governing fraudulent transfers) or in 11 U.S.C.A. 101(31) or (B) left with "unreasonably small capital" or "debts beyond the debtor's ability to pay as such debts become due", as those phrases are construed under 11 U.S.C.A. 548 (a)(2)(B) or any other applicable statute governing "fraudulent transfers".

           6.9   Environmental Matters.  Except as set  forth  in
Exhibit 3 to the Principal's Certificate, no Company has generated, stored, treated, discharged, handled, refined, spilled, released or disposed of any Hazardous Substances in violation of any applicable law or regulation. No Company has received any notice, or is on notice of, any claim, investigation, litigation or administrative proceeding, actual or threatened, or any order, writ or judgment that relates to any discharge, spill, handling, refining, release, emission, leaching or disposal of pollutants of any kind including any Hazardous Substances by, or on property owned or leased by, any Company. The Standard Industrial Classification code numbers relating to any activities any Company, are also set forth on that Exhibit 3. In connection with any acquisition, sale, closing, transfer, change in control or merger of Borrower or any Company since December 31, 1983 or any Property now or previously owned or leased by them that was subject to New Jersey law, the New Jersey Industrial Site Recovery Act (N.J.S.A. 13:1K-6 et seq.) ("ISRA"), including any predecessor statute (such as the Environmental Clean-Up Responsibility Act) was complied with by submitting a "Negative Declaration" as that term is defined in N.J.A.C. 7:1-
3.3 or by completing a "Clean-up Plan" as that term is defined in N.J.A.C. 7:1-3.3, which Negative Declaration or Clean-up Plan has been approved, without condition or reservation, by the New Jersey Department of Environmental Protection and Energy.

          6.10 Taxes. Each Company has filed all tax returns and reports required to be filed and has paid all taxes that are due and owing (including penalties, deficiency assessments and interest) other than those that are being diligently and in good faith disputed and the asserted liability for which is shown as a reserve on the financial statements delivered to the Banks in accordance with GAAP. All such returns and reports are accurate and complete in all respects.

           6.11 Name and History. During the past twenty (20) years, no Company has (A) had, used or operated under any other name or trade name, (B) acquired any other organization or entity or a substantial portion of the assets of any other organization or entity, (C) merged, or been merged into, any other organization or entity or (D) controlled, directly or indirectly, any non-individual Person, except as set forth on Exhibit 4 annexed to the Principal's Certificate.

           6.12 Controlling Interests. The names and respective interests and offices of all Persons who directly or indirectly own or control Ten Percent (10%) or more of any class of stock of the Borrower are set forth on Exhibit 5 annexed to the Principal's Certificate. The Sumas family holds a sufficient number of shares of all classes of stock of Borrower to cast at least 51% of the votes that may be cast in any election.

           6.13 ERISA. There has not occurred, and there are no circumstances that, with the lapse of time or giving of notice, may lead to the occurrence of, a Termination Event under any Plan. No Company, nor any Plan maintained by any Company (nor any related trust) has incurred any accumulated funding deficiency. Except as disclosed on Exhibit 2 to the Principal's Certificate, no event or set of circumstances has occurred under which any Company could be subject to any liability (including but not limited to liability under Sections 4201 and 4242 of ERISA) with respect to a "multi-employer plan" (as defined in
Section 3(37) of ERISA) to which it contributes other than for contributions made in the ordinary course of business, none of which are overdue. No representation or warranty is made by Borrower with respect to payments or contributions due after the date hereof by participants in any "Multi-employer plan" other than Borrower and its affiliates.

           6.14 Margin Stock. No Company is involved, as one of its important activities, in the business of extending credit for the acquisition of any "margin stock" (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System of the United States) and no proceeds of any Loans under this Loan Agreement will be used to purchase, or to extend credit to others so that they may purchase, any such margin stock.

           6.15 Compliance with Loan Documents. Each Company is in full compliance with all terms and conditions of all Loan
Documents.

           6.16 No Claims or Offsets. The aggregate principal amount of indebtedness due to the Banks as of the date hereof is as stated in the Notes and the Prior CoreStates Loan. The Borrower acknowledges and agrees that such indebtedness is unconditionally due to the Banks, and that as of the date hereof neither it nor any other Obligor has any claims against the Banks nor any counterclaims, defenses or offsets to Obligors' obligations under the Notes or the other Loan Documents of any nature whatsoever.

           6.17 Compliance with Laws. To the best of its knowledge, each Company, in the conduct of its business, is in compliance with all laws, regulations and orders, the failure to comply with which would have a material adverse effect on the business of such Company.

           6.18 Wakefern. The Borrower is a member in good standing of the Wakefern cooperative. The Borrower has duly performed all of its duties and obligations as a member of the Wakefern cooperative and has the right to use the "Shop-Rite" name and trademark. No claim is pending or, to the best of the Borrower's knowledge, threatened asserting any breach of any such duties or obligations or seeking to limit or curtail the Borrower's right to use such name or trademark.

            6.19 Accuracy of Statements. All statements, representations and warranties made by the Obligors in this Loan Agreement and in the Loan Documents are correct and complete and no information has been omitted therefrom which would make any of them misleading or incomplete.

           6.20 Survival. All representations and warranties in any Loan Document shall survive both the closing of any Loans and any independent investigation by the Banks.

               SECTION VII - AFFIRMATIVE COVENANTS

           The  Borrower agrees to observe and perform its duties
and  covenants  under each Loan Document and Obligation  and,  in
addition,  to  do  all  of  the  following,  and  to  cause   the
Subsidiaries to remain in compliance with the following:

          7.1 Protection of Property. Protect the value of, and any Company's interest in, the Property including (A) maintaining the Property in good condition and repair and preserving it against loss, damage, contamination, pollution and depreciation in value, other than by normal wear and tear; and (B) defending against all claims and demands of any Person claiming title to or a Lien against or security interest or any interest adverse to the Banks in, any Property, except for Liens that are Permitted Encumbrances.

          7.2  Insurance.  Maintain insurance as follows:

                (A) property insurance written in the broadest "all risk" form available on a replacement cost basis and covering all tangible Property. That insurance shall be in amounts at all times at least equal to the full insurable value of such Property, but in no event shall the insurance be less than the sum of the Obligations and all indebtedness outstanding under the Note Purchase Agreement nor shall it be less than $15 million per location and $200,000,000 in the aggregate; and

                (B) public liability insurance in the name of Borrower and the Guarantor, with comprehensive general liability coverage of not less than $175,000,000, and including a contractual liability endorsement, in the amounts of $2,000,000 for the death or bodily injury to one person, $5,000,000 for the death or bodily injury in any one accident or occurrence and $500,000 for loss or damage to the property of any person or persons; and

               (C)  if the Borrower shall be operating or using a
boiler,   boiler  explosion  and  casualty  insurance  reasonably
satisfactory to the Banks; and

               (D) business interruption insurance in amounts no less than the amounts maintained as of the Date of Closing; and

                (E) worker's compensation insurance, as may be required by law; and

                (F) all such insurance coverage may be effected under overall blanket or excess coverage policies provided, however, that all insurance shall be in amounts sufficient to prevent the insured from being a co-insurer within the terms of any insurance policy; and

                (G) all policies or endorsements shall (i) have no named loss payees other than (a) the Company, as its interest may appear, (b) the Agent, as agent for the Banks, and (c) any lessor of any Company or mortgagee of a lessor of any Company with respect to a casualty on lessor's premises, (ii) contain a provision stating that such policy or policies "shall not be canceled or modified except after thirty (30) days prior written notice delivered to the Agent (attn: Commercial Loan Department)" at the Agent's addresses first listed above or as subsequently directed in writing by the Agent (it being understood that, if Wakefern is providing insurance for the Borrower or any Subsidiary, it may change carriers without prior notice to the Banks so long as the dollar amount of coverage is not reduced and the other terms hereof are not breached); and

                (H) all policies of insurance shall be in a form reasonably acceptable to the Banks and shall be issued by insurers duly licensed and authorized to conduct that type of insurance business in New Jersey or Pennsylvania as the case may be. The Banks shall have the right, at any time, to reject insurance provided by an insurance company other than InsuRite that does not at all times have a policy-holders rating of "A", or better, and financial rating of "AAA", or better, in the then current edition of Best's Insurance Guide; and

                (I) all policies of insurance or satisfactory endorsements thereof, together with a paid receipt, shall be deposited with the Agent prior to the Date of Closing and, at least thirty (30) days prior to the expiration of any such policies, the Borrower shall furnish paid receipts and other evidence, satisfactory to the Agent, that all such policies have been renewed or replaced; and

                (J)  comply with all provisions of any other Loan
Document relating to insurance.

            7.3    Financial   Information.   Deliver   financial
information and documents directly to each Bank as follows:

                (A) within forty-five (45) days after the end of each of the first three (3) Fiscal Quarters of each Fiscal Year,
(i) the 10-Q reports for such Fiscal Quarter submitted to the Securities and Exchange Commission by any Company (or equivalent financial statements if the Company is no longer a reporting Company with the SEC) together with and (ii) quarterly profit and loss reports prepared on a store by store basis; and

                (B) within ninety (90) days after the close of each Fiscal Year, (i) the 10-K report most recently submitted to the Securities and Exchange Commission by any Company and (ii) to the extent not included in the 10-K an audited consolidated balance sheet of the Companies as of the close of each such Fiscal Year together with the related consolidated statements of operations, retained earnings and statements of cash flows for such Fiscal Year, certified without qualification by independent certified public accountants that are reasonably satisfactory to the Banks including their certificate and accompanying comment and a certificate stating that they have no knowledge of the existence of any condition or event that constitutes a Default or Event of Default under any Loan Document or any other Obligation; and

                (C) simultaneously with the submission of each financial report as stated above, a certificate of the president and chief financial officer of each Company that the signers (i) believe that the financial report is true and complete, (ii) have no knowledge of the existence of any condition or event that constitutes a Default or Event of Default under any Loan Document or other Obligation, (iii) if any Default or Event of Default existed or exists, specifying the nature and period of existence and what, if any, remedial action is being taken and (iv) calculating and demonstrating compliance with all financial covenants herein; and

                (D) within five (5) days of filing or public release, true copies of all (i) filings that are made with the Securities and Exchange Commission or other regulatory authorities, and (ii) reports, statements, communications and announcements that are sent by the Borrower to its shareholders;

                (E) within one hundred twenty (120) days after the close of each Fiscal Year, five year financial projections in GAAP format with the first year on a quarter-by-quarter basis; and
                (F) such other information including tax filings and reports respecting the business and properties or the condition or operations, financial or otherwise, of any Company as the Banks may, from time to time, reasonably request.

          7.4 Notices to Banks. Notify each Bank immediately in writing (A) of any default, or asserted default by any Company, under any real property lease, or under any agreement involving actual or threatened claims or liability in excess of Five Hundred Thousand Dollars ($500,000); (B) if any Company becomes involved in any litigation involving actual or threatened claims or liability in excess of Five Hundred Thousand Dollars ($500,000) that is not fully covered by insurance; (C) the occurrence of any theft, fire or other casualty, or any governmental taking, involving any Property having a value in excess of Five Hundred Thousand Dollars ($500,000); and (D) on receipt of any information, notice, claim or investigation as to any alleged use, storage, treatment or handling, except as expressly permitted in this Loan Agreement or any discharge, spill, emission or disposal, of any Hazardous Substance by, or on any property owned or leased by, any Company that may involve more than Five Hundred Thousand Dollars ($500,000) in testing and cleanup costs.

          7.5 Further Assurances. Furnish further assurances of title and security as to any Property and estoppel certificates when requested by the Banks and otherwise to do anything that the Banks in their discretion determine to be reasonably necessary or desirable to establish, perfect, assure and maintain the Banks' interest in any Collateral and to confirm and assure the Companies' interest in any Property and that all Property remains free of Liens other than Permitted Encumbrances, the reasonable cost of so doing to be paid by the Borrower. The Borrower hereby authorizes and appoints the Agent as its attorney- in-fact to execute and file on behalf of any Company any instrument or agreement that the Banks may determine to be reasonably necessary to establish, perfect or maintain its interests pursuant to any Loan Document, provided, however, that the Agent shall give to the Borrower at least 7 days notice prior to taking any such action and the Agent shall not take any such action if the Borrower is negotiating with the Agent in good faith with respect to the matters involved. The Borrower shall also, within five
(5) days of request, deliver to the Banks a notarized statement of the indebtedness owing under each Obligation.

           7.6  Complete Records.  Maintain accurate, current and
complete   records  of  each  Company's  financial  affairs   and
transactions and of all Property reasonably satisfactory to the Banks.

          7.7 Location of Offices. Maintain the chief executive offices and company-wide business records of the Companies at the address for the Borrower set forth in the caption of this Loan Agreement and maintain the other records and Property at the locations set forth on Exhibit 1 annexed to the Principal's Certificate provided, however, that any such address may be changed after prior written notice to the Banks.

           7.8   Inspection  of Property and  Records.   Arrange,
within one (1) Banking Day of request, for either Bank's agents, employees or representatives to inspect any Property and any books and records and commercial premises of any Company.

           7.9 Bank Accounts. Except for local short-term cash deposit and payroll accounts for any stores of any Company, all Companies shall keep and maintain all existing and future demand deposit, operating, tax reserve and other deposit accounts in Borrower's name with the Banks or, with Agent and its
Affiliates), except as expressly permitted in advance, in writing, by the Banks, in their discretion. Permission to open any such accounts with any other bank or financial institution shall be requested of the Banks, in writing, at least fifteen
(15) days in advance of the date when any such proposed account is to be opened. All funds deposited in any accounts of institutions other than the Banks as permitted above shall be regularly transferred into, and maintained at all times in, the Borrower's operating accounts at the Banks.

           7.10 Debt to Tangible Net Worth. As to the Companies on a consolidated basis, maintain a Debt to Tangible Net Worth Ratio measured as of the end of each Fiscal quarter (commencing with the Fiscal Quarter ending October, 1996) of not more than the following ratios in the following periods:

            Fiscal Quarters Ended  Ratio

          (A)  On or before        Two and Twenty Five Hundredths
                                    to One
                 April 1998        (2:25:1); and

          (B)  July 1998 and       Two and Ten Hundredths to One
                 each Fiscal       (2:10:1).
                 Quarter thereafter

Such Ratio shall be measured and tested at the end of each Fiscal
Quarter during each Fiscal Year. The Permitted Garwood Financing shall be excluded from this calculation.

           7.11 Minimum Tangible Net Worth. Not cause or permit Tangible Net Worth of the Companies on a consolidated basis to decrease to less than the sum of (x) $41,500,000 plus (y) the Required Retained Earnings as at the end of any Fiscal Year.

           7.12 Minimum Fixed Charge Coverage Ratio. As to the Companies on a consolidated basis, maintain a Fixed Charge Coverage Ratio measured as of the end of each Fiscal Quarter (commencing with the Fiscal Quarter ended July 1996) of at least the following ratio for each of the Fiscal Quarters listed below:

            Fiscal Quarters Ended  Ratio

          (A)  On or before        One and Twenty Five Hundredths
                                    to One
                  July 1997        (1:25:1); and

           (B)  On or before        One and Thirty Hundredths  to
                                     One
                  July 1998        (1:30:1); and

           (C)  October 1998 and    One and Thirty Two Hundredths
                                     to One
                 each Fiscal Quarter    (1:32:1).
                 thereafter

The Permitted Garwood Financing shall be excluded from this calculation.

           7.13 Capital Expenditures. Not cause or permit the aggregate sum of the consolidated Capital Expenditures of the Companies made in any Fiscal Year listed below to exceed the following amounts (the "Base Capex Limit"):

                                  Maximum   Amount  of  Aggregate
                                           Capital
           Fiscal  Year  Ending    Expenditures for  Fiscal  Year

          July 1997                      $16,900,000

          July 1998                        8,500,000

          July 1999                        9,000,000

          July 2000                        8,500,000

provided, however, that for Fiscal Year 2000 and thereafter, the Borrower may submit a Capital Expenditure budget for more than $8,500,000 to the Banks, which may become the Capital Expenditure Budget for such Fiscal Year after approval by the Banks in their reasonable discretion. Furthermore, to the extent that the Companies' Capital Expenditures in any Fiscal Year are less than the amounts set forth above as the Base CAPEX Limit, the "unused amounts" (the excess of the Base CAPEX Limit amount for such Fiscal Year above the Companies' actual Capital Expenditures for such Fiscal Year) may be rolled over into the next Fiscal Year only, thereby increasing the Capital Expenditures permitted for that Fiscal Years (but not for any other subsequent Fiscal Year). In no event shall any "unused amounts" from a prior period be carried over into a second subsequent Fiscal Year. The Permitted Garwood Financing shall be excluded from this calculation.

           7.14 Taxes and Laws. Pay all taxes, assessments, government charges and levies when due and comply with all federal, state and local laws and regulations that are applicable to any Company or the business of any Company and provide proof of such payment and compliance as Bank may request, provided however that any Company may diligently and in good faith dispute an asserted tax liability by an appeal in a forum of appropriate jurisdiction so long as the asserted liability is shown as a reserve on all financial statements and reports delivered to the Banks in accordance with GAAP.

           7.15 Banks' Expenses. Pay all reasonable fees, costs and expenses incurred by the Banks or the Agent and their counsel in connection with the preparation or later modification of any Loan Document (whether or not any loan is actually consummated or modification is made) and the making, closing and administering of the loans contemplated thereby, including lien and title searches, copying costs, delivery and postage charges and all filing and recording costs.

           7.16 Indemnification. Assume all liability for, and agree to indemnify, protect and save harmless the Agent and each Bank, their agents and employees from and against all liability (including liability in tort, whether absolute or otherwise), obligations, losses, penalties, claims, suits, costs and disbursements, including reasonable legal fees and disbursements, in any way relating to, or arising out of, any relationship with any Company, or any Obligation or Collateral except liabilities arising from the willful misconduct of the Agent or the respective Bank. This provision shall survive the termination or expiration of this Loan Agreement.

           7.17 Cooperative Obligations. Perform all its duties and obligations, and maintain its existence, as a member of the Wakefern cooperative and maintain its right to use the "Shop-
Rite" name and trademark.

           7.18 Simultaneous Liens. If any Lien arises in violation of Section 8.1, Borrower shall immediately cause all
Obligations   to  be  secured  equally  and  ratably   with   the
indebtedness secured by any such Lien, and, in any case, the Obligations shall have the benefit of an equitable Lien equally and ratably securing the Obligations, provided, however, that this provision shall not in any way limit Borrower's duty to remain in compliance with all other provisions of this Loan
Agreement and the Banks' acceptance of any Lien in its favor shall not constitute a waiver of any Default including any violation of Section 8.1.

           7.19 Corporate Existence. Maintain each Company as a corporation in good standing in its state of incorporation.

            7.20   Payment  of  Obligations.   Pay  all  of   its
obligations and liabilities as they come due.

          7.21 Closing Requirements. Upon demand comply with all closing requirements of the Banks and their counsel, whether or not requested at the closing including the delivery of the Opinion Letter, in form and substance reasonably satisfactory to the Banks and their counsel.

                SECTION VIII - NEGATIVE COVENANTS

           The  Borrower  agrees not to do, or permit  any  other
Company to do, any of the following without the express prior written consent of the Banks, which consent may be granted or withheld by each Bank in its reasonable discretion:

           8.1   No  Liens.  Suffer any Lien against any Property
(including any real property leases and subleases), except for any Permitted Encumbrances.

           8.2 Hazardous Substances. Generate, store, treat, discharge, refine, handle, release or dispose of any Hazardous Substances except (A) for consumer products sold in the ordinary course of business in accordance with all applicable laws and regulations and (B) standard maintenance uses of common cleaning and maintenance products.

            8.3    Other  Liabilities.   Incur,  or  permit   any
Subsidiary to incur, Liabilities or any guarantee, endorsement or other contingent obligation except (A) indebtedness to the Banks;
(B) trade payables in the ordinary course of business; (C) pursuant to real property leases and equipment leases; (D) purchase money financing from Wakefern for purchases of specified equipment and inventory (other than purchases described in subsection (B) of this Section 8.3) so long as those purchases are consistent with, and do not violate, any provision in this Loan Agreement; (E) indebtedness secured by Permitted
Encumbrances; and (F) on or after the Revolving Loan Maturity Date only, if one or both of the Banks have not renewed or extended the Revolving Loan, a replacement revolving credit facility to be used for general corporate purposes in a principal amount of up to $13,000,000 on terms no more onerous to the Borrower than the terms of the Revolving Loan provided for herein provided that, (i) the Banks are given advance written notice of all material terms of such revolving credit facility and such terms are consented to by the Banks in their reasonable discretion, (ii) if requested by the Banks, the lender providing the replacement revolving credit facility to the Borrower enters into an intercreditor agreement with the Banks on terms reasonably acceptable to the Banks, and (iii) before and immediately after entry into such a new revolving credit facility, no Event of Default or Default exists or will exist.

           8.4 Ownership And Organizational Changes. Permit or effect any of the following:

               (A) Any shares of stock of any Subsidiaries to be sold, transferred, conveyed, assigned, pledged, hypothecated, or otherwise encumbered, except for transfers to another Subsidiary;
or

                (B) Any change in the ownership of any stock of Borrower that is owned by any member of the Sumas Family or that is held in trust for the benefit of members of the Sumas Family if as a result of that transfer the Sumas Family will no longer hold a sufficient number of shares of all classes of stock of Borrower to cast at least 51% of the votes that may be cast in any election.

                (C) Any change in the capitalization or capital structure of any Company (including the issuance of any new, additional or different type or class of stock, the modification, reduction or retirement of any existing class or type of stock or the changing or modifying of the voting power of any stock) if, as a result of that change, there would be a violation of any provision of this Loan Agreement, including subsections (A) or
(B) of this Section 8.4.

               (D) The Borrower or any Company to enter into any merger or consolidation or participate in a joint venture with any other company, except that any such transaction may take place between Subsidiaries or as permitted pursuant to Section 8.8(H).

                (E) Any Company to acquire all, or a substantial portion of, the assets of any commercial Person, or acquire any assets or interest therein of any firm for an aggregate purchase price of $500,000 or more except (i) those acquisitions made by the Borrower in the ordinary course of business (such as acquisitions of inventory; acquisitions of stores or selling space are not acquisitions in the ordinary course) or as permitted pursuant to Section 8.8(H) or (ii) until such time as the Revolving Loan is repaid in full, acquisitions of up to an additional 100,000 square feet of selling space.

                (F) Any subsidiary to be created or acquired, except that a new Subsidiary may be formed if it is wholly-owned by the Borrower and guarantees payment of the Obligations in form acceptable to the Banks.

          8.5 Dividend Limitations and Stock Repurchases. As to the Borrower, pay or incur any liability to pay any cash dividends or distribution of any kind to any of Borrower's shareholders or repurchase any of the outstanding shares of the capital stock of the Borrower if in the aggregate amount  of  any such dividends distributions or repurchases would (A) in any Fiscal Year exceed, in the aggregate, twenty percent (20%) of the excess of Borrower's net income for the prior Fiscal Year in excess of One Million Dollars ($1,000,000) or (B) would result in a violation of any provision of this Loan Agreement including Sections 7.10, 7.11, 7.12 and 7.13. Notwithstanding the foregoing, if no dividends or other distributions have been made, the Borrower may repurchase shares of its capital stock each Fiscal Year in an amount not more than the greater of (a) $100,000 or (b) the amount permitted under the preceding sentence. Prior to payment of any dividend or any intended stock repurchase the Borrower shall provide the Banks with proof satisfactory to the Banks that, on a pro forma basis, the Borrower will be in full compliance with all covenants set forth in the Loan Agreement, including but not limited to the financial covenants set forth in Sections 7.10 to 7.13, after such dividend or stock repurchased is completed.

          8.6 Other Names. Use or adopt any name other than its formal corporate name set forth in this Loan Agreement, or the name "Shop-Rite" or "Village Market" (for Florham Park and South Orange only) unless, at least fifteen (15) days in advance of using any other name, the Banks have been provided with appropriate trade name certificates and current judgment, tax, UCC-11 and other search reports for that new name, to the reasonable satisfaction of the Banks.

           8.7 Change in Fiscal Year Change the Fiscal Year of any Company without the consent of the Banks.

           8.8 Restricted Investments. Directly or indirectly purchase or acquire any obligations, securities, stock or other assets to be held for investment (as distinguished from assets held for direct and immediate use or consumption by any Company), or to make any loans, advances or extensions of credit, except for any of the following:

                (A) readily marketable direct obligations of the United States of America;

                (B) commercial paper maturing within 180 days from the date of issuance that has been issued by a corporation conducting the majority of its business in the United States and has a rating of "A-1" or better from Moody's Investor Services or "P-1" or better from Standard & Poors;

                (C) readily marketable direct obligations of any state, county or municipality in the United States that has a rating of at least "A-1" from Moody's Investor Service or "P-1" from Standard & Poors;

                 (D) notes, checks and chattel paper from customers that are accepted by any Company as payment for the sale of inventory in the ordinary course of business;

                 (E) certificates of deposit and "repo" obligations of (i) the Banks and their Affiliates or (ii) any other United States domiciled bank or trust company that has unrestricted capital funds of at least $500,000,000 and whose long term certificates of deposit have a rating of at least "A-1" from Moody's Investor Service or "P-1" from Standard & Poors;

                 (F) obligations of Wakefern having 30 day maturity in an aggregate outstanding amount not to exceed [the amount of a single week's purchases from Wakefern];

               (G) investments in Wakefern stock and/or InsuRite stock in aggregate amounts of not more than $1.1 million in any Fiscal Year;

                (H) equity contributions or investments of less than $750,000 in the aggregate during the Term hereof; or

                (J) repurchases of common stock of the Borrower to the extent permitted by Section 8.5 above;

provided, however, that no more than Fifty Percent (50%) of the aggregate principal amount of the above-mentioned debt instruments (including bonds, obligations, commercial paper, bills or notes) shall have maturity dates in excess of one year from the date of original issuance.

           8.9 Different Business. Engage in any business other than the operation of supermarkets and related retail activities as conducted in the normal course of business.

            8.10 Prohibited Dispositions. Sell or otherwise dispose of (A) all, or a substantial portion of, the Property of any Company, or (B) any Property, other than in arm's length transactions that are made in the ordinary course of business, provided, however, that the Companies may engage in any Permitted Dispositions so long as no Default has occurred and is continuing. Notwithstanding the prior sentence, this provision shall not be deemed to have authorized any sale or disposition that will result in a violation of any other provision of this Loan Agreement or any other Loan Document.

           8.11 Management Changes. Permit or suffer a change in management that would result in less than three of the following individuals being in active, full time and direct control of the business of each of the Companies: Perry Sumas, James Sumas, Robert Sumas, William Sumas, John Sumas and Kevin Begley.

           8.12 Assignment of Leases. Sell, assign, convey any interest in, or permit any Lien against, any leases, subleases, licenses or rights of use or occupancy of any kind with respect to any real property whatsoever, except for (a) the assignment of any lease for an existing store where a new store in the same locale is being opened and (b) assignments of leases for the existing Florham Park, South Orange and Bernardsville Annex locations.

          8.13 Prepayments. Prepay any indebtedness for borrowed money or Capital Lease obligations, other than the prepayment of indebtedness owing to any non-affiliate of up to $1,500,000 in the aggregate prior to the first anniversary of the Date of Closing so long as that prepayment may be made without premium or penalty.

                 SECTION IX - EVENTS OF DEFAULT

          Any of the following events or conditions shall, at the option of the Banks, constitute an "Event of Default" under this Loan Agreement and any other Loan Documents or obligations (except that the event or conditions described in Section 9.13 automatically shall be an Event of Default, shall terminate all Commitments hereunder and shall cause all amounts hereunder to be immediately due and payable, without any action by the Agent or the Banks):

           9.1 Payments. Any failure to pay all principal under the Term Loan, Revolving Loan or Convertible Revolver within two
(2) days after each due date, or any failure to pay all interest or other monies within five (5) days after each due date under the Term Loan, Revolving Loan, the Convertible Revolver or any other Obligation; or

           9.2 Other Obligations. Any failure to perform or observe any term or condition under this Loan Agreement, the Guaranty, any other Loan Document or any Obligation in a timely fashion, other than any payments referred to in Section 9.1; provided, however, that the Borrower may effect a complete cure of any default of any non-monetary covenant in this Loan Agreement, except for any Event of Default under any other subsection of this Section IX, within fifteen (15) days of the occurrence of the Event of Default so long as (A) in the reasonable judgment of the Banks the default is curable in its entirety during that fifteen (15) day cure period and (B) this right to cure is not exercised more than one (1) time in any consecutive six (6) month period; or

           9.3 Representations. Any representation, statement, information or warranty that is at any time made or delivered to the Banks by or on behalf of any Company shall be materially incorrect, incomplete or misleading when made; or

           9.4 Consents. Any Company shall do, or permit to be done, any act for which the Banks' written consent is required under any Loan Document, without first obtaining such written consent.

            9.5   Financial  Information  and  Inspections.   Any
Company shall fail, promptly after demand, to furnish financial information or to permit inspection of any books, records or Property as required under any Loan Document; or

           9.6 Insurance. Any failure to maintain, or provide evidence of, any insurance coverage required under any Loan
Document; or

          9.7 Organizational Status. Any Company shall dissolve or fail to remain in good standing in its state of incorporation or duly qualified in each state where its properties or business make qualification necessary (except with respect to any Subsidiary that is merged into another Company); or

          9.8 Warrants and Tax Liens. Any warrant of attachment or for distraint, or notice of tax lien with respect to an amount of Five Hundred Thousand Dollars ($500,000) or more shall be issued relating to, or encumbering, any Property, or any that is not, within fifteen (15) days of entry, discharged, or stayed and bonded, to the satisfaction of the Banks;

           9.9  Judgments.  Any judgment shall be entered against
any Company in excess of Five Hundred Thousand Dollars ($500,000), that is not, within fifteen (15) days of entry, discharged, or stayed and bonded, to the satisfaction of the Banks or fully covered by insurance and the insurance company has, in writing, unconditionally accepted liability for that judgment; or

           9.10  Lien  on Property.  Any Lien shall encumber  any
Property other than (i) a Permitted Encumbrance or (ii) an involuntary Lien that is specially covered under Sections 9.8 or 9.9.

           9.11 Loss or Destruction. Any loss or destruction of any Property that, in the Banks' reasonable judgment, has a market value of Five Hundred Thousand Dollars ($500,000), or more, unless, that loss or destruction is adequately covered by insurance and, within ninety (90) days of that loss or destruction, either an insurance company has admitted its liability for such loss or destruction, or such loss or destruction is fully compensated by insurance to the satisfaction of the Banks; or

           9.12 Insolvency. Any filing of a petition by or against any Company under any bankruptcy or insolvency law or an assignment by any Company of any property or assets for the benefit of creditors, or the failure of any Company to pay its debts in the ordinary course as those debts become due, or the calling of a meeting of creditors of any Company to obtain any general financial accommodation; provided, however, that as to any such action that is involuntarily commenced against and is being contested by the subject Company, that Company shall have until the earlier of thirty (30) days or an adjudication of insolvency to contest and obtain a dismissal of that action; or

           9.13 Seizure of Property. Any seizure by governmental authorities of, or the imposition of legal restraints against, any property of any Company that has an aggregate value in excess of Five Hundred Thousand Dollars ($500,000), which is not, within fifteen (15) days of that seizure or imposition, fully bonded to the reasonable satisfaction of the Banks; or

           9.14 Note Purchase Agreement; Cross Default. The Borrower shall be in default under any term or condition under the Note Purchase Agreement, any other obligation, security agreement or other agreement in favor of Travelers or any other indebtedness for borrowed money; or

          9.15 Leases. Any Company shall be in default under any term or condition under any Capital Lease obligation or under any material operating leases (other than those which are being contested in good faith and have not resulted in the loss of any Property by any Company); or

           9.16 Enforceability. Any action or proceeding is instituted to obtain a ruling or judgment that any term or condition of any Loan Document, or any restriction against, or interest in, any Property that any Loan Document purports to give to the Banks, is unenforceable in any respect; or

          9.17 Termination of Plan. Any Termination Event occurs under any Plan, a trustee shall be appointed by a court of appropriate authority to administer any Plan, the Pension Benefit Guaranty Corporation shall institute proceedings to terminate any Plan or to appoint a trustee or administer any Plan or any Plan shall be formally terminated; or

          9.18 Other Liabilities. Any Company shall fail to make any payment when due or fail to perform any obligation under its Liabilities in excess of Five Hundred Thousand and 00/100 Dollars ($500,000) (other than as referred to in any other subsection of this Section 9) when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure shall continue after the applicable grace period, if any, specified in the agreement relating to any such Liabilities.

           9.19 Other Loan Documents. An Event of Default shall occur under the Security Agreement, the Mortgages or any other
Loan Document.

                      SECTION X - REMEDIES

          Whenever an Event of Default occurs (and any applicable cure period has expired), the Agent may, and with the consent of the Banks, shall, in addition to any right or remedy the Agent or any Bank may have at law or in equity, at their option, do any one or more of the following in any order, in any combination and at any time:

           10.1 Acceleration. Declare any Obligations, including the Term Loan, the Revolving Loan, the Convertible Revolver, to be immediately due and payable; or

           10.2 Other Remedies. Exercise any other rights or remedies it may have under any Loan Document or Obligation; or

           10.3 Terminate Financing. Immediately terminate or reduce the lending Commitments under the Revolving Loan or Convertible Revolver; or

           10.4 Direct Recourse. Institute suit directly against the Borrower or the Guarantor; or

           10.5 Other Creditor Remedies. Exercise any right or remedy available to the Banks under any applicable law of any jurisdiction; or

          10.6 Collection Expenses. Collect from any Obligor (A) all reasonable fees and disbursements of the Agent's and Banks' attorneys incurred in obtaining advice or representation relating to the collection or enforcement of any Obligation and (B) all expenses of, or in anticipation of, litigation including fees and expenses of witnesses, experts and stenographers and the cost to obtain or produce appraisals. All such collection fees and expenses shall be due and payable upon demand, and shall accrue interest at the highest rate in effect from time to time under any Obligation; or

           10.7 Other Expenses. At any time and from time to time, perform any duty or obligation of any Company under any Loan Document or Obligation and to take any other actions deemed by the Banks to be reasonably necessary to protect the Banks' interest in any Property or to avoid any risk of damage or loss to the Banks including steps to comply with applicable environmental laws. All expenses of any nature incurred by the Agent and Banks under this subsection shall be due and payable upon demand, and shall accrue interest at the highest rate in effect from time to time under any Obligation. The exercise by the Banks of their rights under this subsection shall not constitute a waiver of any Event of Default or of any right or remedy under this any Loan Document; or

           10.8 Increase in Interest. Increase the rate of interest under any Obligations to a floating interest rate determined by the Banks up to and including Three Percentage points (3%) above the Base Rate. This increase in interest rate shall be computed on the basis of a 360-day year and shall survive the entry of any judgment relating to any Obligation.

            10.9 Cessation of Eurodollar Borrowing Rights. Prohibit any further borrowing at the Eurodollar Rate. If a Default occurs and is waived by the Banks, the Borrower will have no further right to borrow at the Eurodollar Rate notwithstanding any waiver or forbearance by the Banks with respect to such
Default, and all borrowings and loans thereafter shall be Base Rate Loans. No obligation to waive or forbear from exercising any remedies upon a Default shall be inferred from this Section 10.9.

           10.10 Additional Rights of Banks. The Banks may exercise any of the rights and remedies in Sections 10.6 or 10.7 upon the occurrence of any Default, whether or not the Banks have formally declared an Event of Default or accelerated any Obligations, provided, however, that the Banks shall not exercise any rights or remedies pursuant to this Section 10.10 until after the Borrower is on notice of the circumstance or condition that would give rise to the Default.

       SECTION XI - THE AGENT; RELATIONS AMONG BANKS, ETC.

          11.1 Appointment, Powers and Immunities of Agent. Each Bank hereby irrevocably (but subject to removal by the Banks pursuant to Section 11.9) appoints and authorizes the Agent to act as its agent hereunder and under any other Loan Document with such powers as are specifically delegated to the Agent by the terms of this Agreement and any other Loan Document, together with such other powers as are reasonably incidental thereto. The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and any other Loan Document, and shall not by reason of this Agreement be a trustee for any Bank. The Agent shall not be responsible to the Banks for any recitals, statements, representations or warranties made by the Borrower or any officer of the Borrower or any other Person contained in this Agreement or any other Loan Document, or in any certificate or other document or instrument referred to or provided for in, or received by any of them under, this Loan Agreement or any other Loan Document, or for the value, legality, validity, effectiveness, genuineness, enforceability or sufficiency of this Loan Agreement or any other Loan Document or any other document or instrument referred to or provided for herein or therein, or for any failure by the Borrower to perform any of its obligations hereunder or thereunder. The Agent may employ agents and attorneys-in-fact and shall not be responsible, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Neither the Agent nor any of its directors, officers, employees or agents shall be liable or responsible for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith, except for its or their own gross negligence or willful misconduct.

          11.2 Reliance by Agent. The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telecopier, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent. The Agent may deem and treat each Bank as the holder of the Loans made by it for all purposes hereof unless and until a notice of the assignment or transfer thereof satisfactory to the Agent signed by such Bank and approved in advance by both Banks shall have been furnished to the Agent. The Agent shall not be required to deal with any Person who has acquired a participation in any Loan from a Bank. As to any matters not expressly provided for by this Agreement or any other Loan Document, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by the Banks, and such instructions of such Banks and any action taken or failure to act pursuant thereto shall be binding on all of the Banks and any other holder of all or any portion of any Loan.

           11.3 Defaults. The Agent shall not be deemed to have knowledge of the occurrence of a Default or Event of Default (other than the non-payment of principal of or interest on the Loans to the extent the same is required to be paid to the Agent for the account of the Banks) unless the Agent has received notice from a Bank or the Borrower specifying such Default or
Event  of  Default and stating that such notice is a  "Notice  of
Default." In the event that the Agent receives such a notice of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such non-payment). The Agent shall (subject to Section 11.8) take such action with respect to such Default or Event of Default which is continuing as shall be directed by the Banks; provided that, unless and until the Agent shall have received such directions, the Agent may take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interest of the Banks; and provided further that the Agent shall not be required to take any such action which it determines to be contrary to law.

           11.4 Rights of Agent as a Bank. With respect to its Commitment and the Loans made by it, the Agent in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its capacity as a Bank. The Agent and its Affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to (on a secured or unsecured basis) and generally engage in any kind of banking, trust or other business with the Borrower (and any of its Affiliates) as if it were not acting as the Agent, and the Agent may accept fees and other consideration from the Borrower for services in connection with this Agreement or otherwise without having to account for the same to the Banks.

           11.5 Indemnification of Agent. The Banks agree to indemnify the Agent (to the extent not reimbursed under Section
10.6 or under the applicable provisions of any other Loan Document, but without limiting the obligations of the Borrower under Section 10.6 or such provisions), ratably in accordance with the aggregate unpaid principal amount of the Loans made by the Banks (without giving effect to any participation, in all or any portion of such Loans, sold by them to any other Person) (or, if no Loans are at the time outstanding, ratably in accordance with their respective Commitments), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent as agent hereunder in any way relating to or arising out of this Agreement, any other Loan Document or any other documents contemplated by or referred to herein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Borrower is obligated to pay under Section 9.6 or under the applicable provisions of any other Loan Document but excluding, unless a Default or Event of Default has occurred, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents or instruments; provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

           11.6 Documents; Notices. The Agent will forward to each Bank, promptly after the Agent's receipt thereof, a copy of each report, notice or other document required by this Agreement or any other Loan Document to be delivered to the Agent for such Bank. The Agent also shall provide each Bank with a copy of any notice that it sends as Agent to the Borrower. Each Bank shall provide the other Bank with a copy of any notice that it sends to the Borrower.

           11.7 Non-Reliance on Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and its Subsidiaries and its own decision to enter into this Loan Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Loan Agreement or any other Loan Document. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Loan Agreement or any other Loan Document or any other document referred to or provided for herein or therein or to inspect the properties or books of the Borrower or any Subsidiary except as otherwise expressly stated herein. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Borrower or any Subsidiary which may come into the possession of the Agent or any of its Affiliates. The Agent shall not be required to file this Loan Agreement, any other Loan Document or any document or instrument referred to herein or therein, for record or give notice of this Loan Agreement, any other Loan Document or any document or instrument referred to herein or therein, to anyone.

           11.8 Failure of Agent to Act. Except for action expressly required of the Agent hereunder, the Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall have received further assurances (which may include cash collateral) of the indemnification obligations of the Banks under Section 11.5 in respect of any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

           11.9 Resignation or Removal of Agent. Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving written notice thereof to the Banks and the Borrower, and the Agent may be removed at any time with or without cause by all Banks; provided that the Borrower shall be promptly notified thereof. Upon any such resignation or removal, the Banks shall have the right jointly to appoint a successor Agent. If no successor Agent shall have been so appointed by all Banks and shall have accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation or the Banks' removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a bank which has an office in New Jersey or New York. The Banks or the retiring
Agent, as the case may be, shall upon the appointment of a successor Agent promptly so notify the Borrower. Upon the acceptance of any appointment as agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this
Article 11 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent.

           11.10 Amendments Concerning Agency Function. The Agent shall not be bound by any waiver, amendment, supplement or modification of this Loan Agreement or any other Loan Document which affects its duties hereunder or thereunder unless it shall have given its prior consent thereto.

          11.11 Liability of Agent. The Agent shall not have any liabilities or responsibilities to the Borrower on account of the failure of any Bank to perform its obligations hereunder or to any Bank on account of the failure of the Borrower to perform its obligations hereunder or under any other Loan Document.

           11.12 Transfer of Agency Function. Without the consent of the Borrower or any Bank, the Agent may at any time or from time to time transfer its functions as Agent hereunder to any of its offices in the United States of America wherever located, provided that the Agent shall promptly notify the Borrower and the Banks thereof.

           11.13 Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Bank or the Borrower (either one as appropriate being the "Payor") prior to the date on which such Bank is to make payment hereunder to the Agent of the proceeds of a Loan or the Borrower is to make payment to the Agent, as the case may be (either such payment being a "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Agent, the recipient of such payment (and, if such recipient is the Borrower and the Payor Bank fails to pay the amount thereof to the Agent forthwith upon demand, the Borrower) shall, on demand, repay to the Agent the amount made available to it together with interest thereon for the period from the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to the average daily Base Rate for such period.

          11.14 Several Obligations of Banks. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan on such date, but no Bank shall be responsible for the failure of any other Bank to make a Loan to be made by such other Bank.

           11.15 Pro Rata Treatment of Loans, Etc. Except to the extent otherwise provided herein: (a) each borrowing under Sections 2.6, 2.10 and 4.6 shall be made from the Banks, each reduction or termination of the amount of the Commitments shall be applied proportionately to the Commitments of the Banks, and each payment of commitment fee accruing under Section 5.10 shall be made for the account of the Banks, pro rata according to the amounts of their respective unused Commitments; and (b) each prepayment and payment of principal of or interest on Loans or any letter of credit or any late fees, prepayment fees or commitment fees or any other amounts due with respect to the Loans (other than expense reimbursements) shall be made to the Agent for the account of the Banks holding Loans pro rata in accordance with the respective unpaid principal amounts of such Loans held by such Banks.

           11.16 Sharing of Payments Among Banks. If a Bank shall obtain payment of any principal of or interest on any Loan or any late fees, prepayment fees or commitment fees, made by it through the exercise of any right of set-off, banker's lien, counterclaim, or by any other means, it shall promptly purchase from the other Banks participation in (or, if and to the extent specified by such Bank, direct interests in) the Loans made by the other Banks in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Banks shall share the benefit of such payment (net of any expenses which may be incurred by such Bank in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Loans held by each of them. To such end the Banks shall make appropriate adjustments among themselves (by the resale of participation sold or otherwise) if such payment is rescinded or must otherwise be restored. The Borrower agrees that any Bank so purchasing a participation (or direct interest) in the Loans made by other Banks may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation (or direct interest). Nothing contained herein shall require any Bank to exercise any such right or shall affect the right of any Bank to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness of the Borrower.

             SECTION XII - MISCELLANEOUS PROVISIONS

           12.1  Waiver.  The Agent and Banks shall not be deemed
to  have waived any rights or remedies under any Loan Document or
Obligation by:

                 (A) forbearing or failing to exercise, or delaying in exercising, any rights and remedies; or

                (B) forbearing or failing to insist upon, or any delay in insisting upon, the strict performance of any term or condition of any Loan Document or other Obligation; or

               (C) granting any extension, modification or waiver
of   any  term  or  condition  of  any  Loan  Document  or  other
Obligation, except, and only to the extent, that the extension, modification, or waiver shall expressly provide; or

               (D) any other act, omission, forbearance or delay by any Bank, its officers, agents, servants or employees; or

                (E) any waiver of any rights or remedies on any one occasion.

             12.2 Written Modifications. No extension, modification, amendment or waiver of any term or condition of any Loan Document shall be valid or binding upon any Bank, unless it is in writing and signed by a duly authorized officer of such Bank.

           12.3 Demands and Notices. All demands and notices under any Loan Document shall be in writing and shall be served either personally or by certified mail, return receipt requested, on the party to whom that notice or demand is to be given or made at the address first set forth in the caption to this Loan Agreement. All notices and demands directed to CoreStates or the Agent shall be sent to the Commercial Lending Department (Attn:
Catherine Alessi), with a copy of any such notice or demand to be sent to CoreStates's counsel, Lowenstein, Sandler, Kohl, Fisher & Boylan, P.A. 65 Livingston Avenue, Roseland, New Jersey 07068 (Attn: Alan Wovsaniker, Esq.). All notices to Summit shall be sent to Summit Bank, 750 Walnut Avenue, Cranford, New Jersey 07016 (Attn: Wayne Trotman), with a copy to Summit's counsel Wolff and Samson, 5 Becker Farm Road, Roseland New Jersey 07068 (Attn: Morris Bienenfield, Esq.). All notices to Borrower shall be sent to Borrower (Attn: Robert Sumas). (The Agent shall endeavor, but shall have no obligation whatsoever and no responsibility whatsoever for any failure, to send copies of notices of conditions of default to the attention of the in-house counsel and controller of Borrower.) Any party desiring to change the address to which notices or demands shall be sent shall notify the other parties of the new address by certified mail, return receipt requested. Any notice or demand properly sent by Bank via certified mail, return receipt requested, shall be deemed to have been served on the third business day after mailing, regardless of when it is actually received.

           12.4 Governing Law. All terms of each Loan Document and the duties, rights and remedies of the parties thereunder shall be governed by, and construed according to, the laws of the State of New Jersey.

           12.5 Jurisdiction. In any litigation relating to any Loan Document, Borrower hereby consents to the exclusive personal jurisdiction of the state and federal courts of the State of New
Jersey.

           12.6 Partial Invalidity. If any term or provision of any Loan Document is held to be invalid by any court of competent jurisdiction, such invalidity shall not affect the remaining terms and provisions, which shall continue in full force and effect.

           12.7 Successors and Assigns. Each Loan Document shall be binding upon, and inure to the benefit of, the parties thereto and their respective successors or heirs, and assigns, provided, however, that the Borrower shall not be permitted to assign or transfer any rights or duties under any Loan Document without the express prior consent of the Banks, which consent the Banks may grant or withhold in their sole discretion. Each Bank shall have the absolute right to assign, or sell a participation interest in any or all of Bank's interest in, any Loan Document or any Loans made pursuant to any Loan Document, provided, however, that (1) no Bank shall assign or sell a participation interest in any or all of its interest in the Loans or any Loan Document without the prior written consent of the other Banks and (2) all Banks shall jointly retain all decision making authority with respect to the declaration of Defaults and otherwise hereunder.

           12.8 Additional Rights and Remedies. All rights and remedies given to the Banks under any Loan Document shall be in addition to, and not in limitation of, any right or remedy that the Banks may have, whether under any other provisions of any Loan Document or other agreement, or at law or in equity.

           12.9  Further  Assurances.   The  Borrower  agrees  to
execute and deliver all documents and instruments reasonably requested by either Bank or the Agent to further the purposes of this Loan Agreement or any other Loan Document.

           12.10 Indemnification. The Borrower shall indemnify, defend and hold harmless each of the Agent, the Banks, and any of their officers, employees or agents (collectively the "Indemnified Parties") against any and all losses, liabilities, claims or causes of action (including but not limited to reasonable attorneys fees and settlement costs) arising from or related to (or alleged to arise from or be related to) Borrower's use of the proceeds of the Loans or the Commitments.

                  SECTION XIII - NO JURY TRIAL

           IN ANY LITIGATION RELATING TO ANY LOAN DOCUMENT, THE BANKS AND BORROWER HEREBY WAIVE THEIR RIGHT TO TRIAL BY JURY. THE BANKS AND BORROWER ACKNOWLEDGE THAT THEY HAVE CONSULTED WITH THEIR RESPECTIVE COUNSEL SPECIFICALLY ON THE RAMIFICATIONS OF WAIVING THE RIGHT TO REQUEST TRIAL BY JURY PRIOR TO AGREEING TO THIS PROVISION.

           The Banks, the Agent and the Borrower have caused this Loan Agreement to be executed as of the day and year first above written.

AGENT:                        BANKS:
CORESTATES BANK, N.A.         CORESTATES BANK, N.A.


By:____________________________
By:________________________________
   Catherine T. Alessi, Vice President          Catherine  T.
Alessi, Vice President



                              LENDING OFFICE:

                              51 John F. Kennedy Parkway
                              Short Hills, New Jersey  07078

                              SUMMIT BANK


                              By:_______________________________
                                 Wayne Trotman, Vice President


                              LENDING OFFICE:

                              750 Walnut Avenue
                              Cranford, New Jersey  07016




                              BORROWER:

ATTEST:                       VILLAGE SUPER MARKET, INC.
                              a New Jersey Corporation




By:__________________________________       _________________________
Kevin Begley, Chief Financial  Officer      Robert  Sumas,
                                            Executive Vice President



                              GUARANTORS:

                              SUMAS REALTY COMPANY



___________________________             By:____________________________
Kevin Begley, Chief Financial Officer      Robert  Sumas,
                                           Executive Vice President


                              VILLAGE LIQUOR SHOP


___________________________             By:____________________________
Kevin Begley, Chief Financial Officer      Robert  Sumas,
                                           Executive Vice President








                        SUBSIDIARIES OF REGISTRANT

The Company currently has one wholly-owned subsidiary, Village Liquor, Inc. This corporation is organized under the laws of the State of New Jersey. The financial statements of this subsidiary are included in the Company's consolidated financial statements.






                        VILLAGE SUPER MARKET, INC.
          REPORT RESULTS FOR THE FOURTH QUARTER & YEAR ENDED
                            July 26, 1997


     Springfield, New Jersey - October 2, 1997.   Village Super Market, Inc.
reported sales and net income for the fourth quarter and year ended July 26, 1997, Perry Sumas, President announced today.

     Net income was $967,000 ($.33 per share) in the fourth quarter of fiscal 1997, an increase of 57% from the prior year. Fourth quarter sales were $176,569,000, an increase of 1% from the prior year. Same store sales improved 2% in the quarter. The significant increase in fourth quarter net income was due to the improvement in same store sales and lower operating costs. Same store sales improved primarily because of increased sales in remodeled stores. Operating costs declined due to lower payroll costs, partially offset by increased promotional activities.

     Net income for the full fiscal year was $2,074,000 ($.71 per share), an increase of 46% from the prior year, excluding a gain on the sale of an asset in the prior year. Sales for the year were $688,861,000, about the same as the prior year. Same store sales increased 1%. The improvement in net income for the year was primarily attributable to the same store sales increase, improved gross margins and lower operating costs.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and year ended July 26, 1997:

                            	July 26, 1997     		July 27,1996
						                                Quarter Ended
Sales				                    	$176,569,000      $174,829,000
Net Income				                $    967,000      $    617,000
Net Income Per Share	        	$        .33      $        .21

                                								Year Ended

Sales                         $688,861,000      $688,632,000
Net Income				                $  2,074,000      $  2,006,000
Net Income Per Share          $        .71      $        .69