Form 10-Q
period 1997-10-25
VILLAGE SUPER MARKET INC
filed 1997-12-01
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 25, 1997

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

(973) 467-2200
(Registrant's telephone number, including area code)


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

                                               November 24, 1997
      Class A Common Stock, No Par Value       1,315,800 Shares
      Class B Common Stock, No Par Value       1,594,076 Shares


                           VILLAGE SUPER MARKET, INC.

                                    INDEX
PART I                                                        PAGE No.

FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets                   3

            Consolidated Condensed Statement of Income              4

            Consolidated Condensed Statements of Cash Flows         5

            Notes to Consolidated Condensed Financial Statements    6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7-8


PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                        9

            Signatures                                             10

            Exhibit 28(a)                                          11




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)

                                                October 25,     July 26,
                                                  1997           1997
ASSETS
Current assets
 Cash and cash equivalents                       $  4,827       $  4,270
 Merchandise inventories                           25,238         24,836
 Patronage dividend receivable                      3,289          2,048
 Miscellaneous receivables                          3,541          3,269
 Other current assets                                 865            850
	Total current assets                              37,760         35,273

Property, equipment and fixtures, net              72,348         72,293

Investment in related party                        10,380         10,351

Goodwill, net                                      10,281         10,339

Other intangibles, net                              2,220          2,284

Other assets                                        2,237          2,223

    TOTAL ASSETS                                 $135,226       $132,764


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt               $  2,660       $  3,260
 Accounts payable to related party                 25,782         27,141
 Accounts payable and accrued expenses             16,494         17,017
 Income taxes payable                                 414            462
    Total current liabilities                      45,350         47,880

Long-term debt, less current portion               28,704         24,027
Deferred income taxes                               3,626          3,776
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                         18,129         18,129
 Class B common stock - no par value,
   issued & outstanding 1,594,076 shares            1,035          1,035
Retained earnings                                  44,567         44,102
Less cost of treasury shares - (447,000 shares)    (6,185)        (6,185)

    Total shareholders' equity                     57,546         57,081

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $135,226       $132,764

See accompanying Notes to Consolidated Condensed Financial Statements.

                        VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Amounts)



                                   13 Weeks Ended        13 Weeks Ended
                                  October 25, 1997      October 26, 1996
Sales                               $   169,888           $   169,200

Cost of sales                           127,776               127,341

Gross margin                             42,112                41,859

Operating and administrative
 expense                                 38,723                38,669

Depreciation and amortization
 expense                                  1,764                 1,823

Operating income                          1,625                 1,367

Interest expense (net)                      809                   894

Income before income
 taxes                                      816                   473

Provision for income taxes                  351                   189

Net Income                          $       465           $       284


Weighted average number of
 common shares outstanding            2,909,876             2,909,876

Net income per share                $       .16           $       .10

See accompanying Notes to Consolidated Condensed Financial Statements.

                        VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)

                                          13 Weeks Ended     13 Weeks Ended
                                         October 25, 1997   October 26, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $     465         $	    284
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
  Depreciation and amortization                   1,764             1,823
  Deferred taxes                                   (150)               -
  Provision to value inventories at LIFO            150               150
  Changes in assets and liabilities:
   (Increase) decrease in inventory              (  552)              172
   (Increase) in patronage dividend
     receivable                                  (1,241)           (  922)
   (Increase) in misc. receivables               (  272)           (  811)
   (Increase) in other current assets            (   15)           (    5)
   (Increase) in other assets                    (   14)           (   23)
    Increase (decrease) in accounts
   	payable to related party                     (1,359)              559
   (Decrease) in accounts payable and
     accrued expenses                            (  523)           (   23)
   (Decrease) in income taxes payable            (   48)               -

Net cash provided (used) by operating
 activities                                      (1,795)            1,204


CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                           (1,696)           (1,891)
  Investment in related party                    (   29)           (   59)

Net cash used by investing activities            (1,725)           (1,950)


CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt          5,000             4,100
Principal payments of long-term debt             (  923)           (3,151)

Net cash provided by financing
  activities                                      4,077               949

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                  557               203

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             4,270             3,244

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $   4,827         $   3,447

See accompanying Notes to Consolidated Financial Statements.



                      VILLAGE SUPER MARKET, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of October 25, 1997 and July 26, 1997 and the results of operations and cash flows for the periods ended October 25, 1997 and October 26, 1996.

          The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 26, 1997 Village Super Market, Inc. Annual Report.

     2. The results of operations for the period ended October 25, 1997 are not necessarily indicative of the results to be expected for the full year.

     3. At both October 25, 1997 and July 26, 1997, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,729,000 and $7,579,000 higher than reported at October 25, 1997 and July 26, 1997 respectively.


ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sales in the first quarter were $169,888,000 compared with $169,200,000 in the first quarter of the prior year. Same store sales increased 1.5% in the quarter, reflecting improved sales in remodeled stores, which was partially offset by sales declines in stores affected by competitive openings. One store was closed since one year ago.

     Gross margin as a percentage of sales increased to 24.8% from 24.7% in the prior year. This improvement in gross margin is due to a slightly improved mix of sales in higher margin departments.

     Operating and administrative expenses as a percentage of sales were 22.8% in both years. Savings from lower workers' compensation claims this year were partially offset by accruals for estimated liability insurance premium calls.

     Depreciation expense declined in the current quarter due to certain assets becoming fully depreciated. Interest expense declined in the current quarter due to lower average debt levels.

     The increase in net income of 64% in the quarter was due to the improvement in same store sales, higher gross margins, lower workers' compensation claims, lower depreciation and lower interest expense. These improvements were partially offset by a higher tax rate in the quarter.


LIQUIDITY AND FINANCIAL RESOURCES

     Current liabilities exceeded current assets by $7,590,000 at October 25, 1997 compared to $12,607,000 at July 26, 1997. The current ratio increased to .83 at October 25, 1997 from .74 at July 26, 1997. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

     During the quarter, $5,000,000 of additional borrowings under the Company's credit facilities were used to make principal payments on long-term debt in the amount of $923,000, to fund $1,696,000 of capital expenditures and to fund cash used by operations. The majority of capital expenditures in the quarter related to the early stages of the expansion and remodel of the Livingston store and a minor remodel of the Watchung store.

     At October 25, 1997, $8,000,000 was outstanding of the Company's total available credit facility of $24,000,000. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at October 25, 1997.


PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


    6(a)	Exhibits


            Exhibit 28(a) - Press Release dated November 21, 1997.


    6(b)   Reports on Form 8-K.


           None



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Village Super Market, Inc.
                                     Registrant




Date:  November 26, 1997             /s/ Perry Sumas
                                         Perry Sumas
                                        (President)



Date:  November 26, 1997             /s/ Kevin R. Begley
                                         Kevin R. Begley
                                        (Chief Financial Officer)



EXHIBIT 28(a)


                   VILLAGE SUPER MARKET, INC.
           REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                       OCTOBER 25, 1997

     Springfield, New Jersey - November 21, 1997 - Village Super Market, Inc. reported sales and net income for the first quarter ended October 25, 1997, Perry Sumas, President announced today.

     Net income was $465,000 (16 cents per share) in the first quarter of fiscal 1998, an increase of 64% from the prior year. Sales for the first quarter were $169,888,000 compared with $169,200,000 in the prior year. Same store sales improved 1.5% in the quarter.

     The significant increase in net income in the quarter was due to the improvement in same store sales, higher gross margins, lower workers' compensation claims, lower depreciation and lower interest expense. Same store sales increased due to the positive impact of remodeled stores, which was partially offset by sales declines in stores affected by competitive openings. These improvements were partially offset by a higher tax rate in the quarter.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter ended October 25, 1997:


                                     13 Weeks Ended     13 Weeks Ended
                                    October 25, 1997   October 26, 1996

      Sales                           $169,888,000     $169,200,000
      Net Income                      $    465,000     $    284,000
      Net Income Per Share            $        .16     $        .10