Form 10-Q
period 1998-01-24
VILLAGE SUPER MARKET INC
filed 1998-02-27
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  January 24, 1998

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
Yes  X         No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                             February 25, 1998
     Class A Common Stock, No Par Value	     1,375,800 Shares
     Class B Common Stock, No Par Value	     1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.


                             VILLAGE SUPER MARKET, INC.

INDEX

PART I                                                         PAGE NO.

FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets                    3

            Consolidated Condensed Statement of Income               4

            Consolidated Condensed Statements of Cash Flows          5

            Notes to Consolidated Condensed Financial Statements     6


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    7-8


PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                         9

            Signatures                                              10

            Exhibit 28(a)                                           11

            Exhibit 28(b)                                           12



                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                             January 24,     July 26,
                                                1998           1997
ASSETS
Current assets
 Cash and cash equivalents                    $  5,637       $  4,270
 Merchandise inventories                        25,356         24,836
 Patronage dividend receivable                     537          2,048
 Miscellaneous receivables                       4,144          3,269
 Other current assets                              859            850
     Total current assets                       36,533         35,273

Property, equipment and fixtures, net           73,412         72,294

Investment in related party                     10,409         10,351

Goodwill, net                                   10,222         10,339

Other intangibles, net                           2,157          2,284

Other assets                                     2,251          2,223

    TOTAL ASSETS                              $134,984       $132,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt            $  2,660       $  3,260
 Accounts payable to related party              29,471         27,141
 Accounts payable and accrued expenses          17,936         17,017
 Income taxes payable                              244            462
    Total current liabilities                   50,311         47,880

Long-term debt, less current portion            22,044         24,027
Deferred income taxes                            3,476          3,776
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                      18,129         18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding         1,035          1,035
 Retained earnings                              45,694         44,102
 Less cost of Class A treasury shares
   (387,000 shares at January 24, 1998
   and 447,000 shares at July 26, 1997)         (5,705)        (6,185)

    Total shareholders' equity                  59,153         57,081

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $134,984       $132,764

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands Except Per Share Amounts)


               13 Wks. Ended   13 Wks. Ended   26 Wks. Ended   26 Wks. Ended
               Jan. 24, 1998   Jan. 25, 1997   Jan. 24, 1998   Jan. 25, 1997

Sales           $   182,700     $   177,598     $   352,588     $  346,797

Cost of sales       137,623         133,678         265,399        261,018

Gross margin         45,077          43,920          87,189         85,779

Operating and
 admin. expenses     40,500          40,131          79,222         78,799

Depreciation and
 amortization
  expense             1,791           1,865           3,556          3,688

Operating income      2,786           1,924           4,411          3,292

Interest expense,
 net                    808             824           1,617          1,719

Income before
 income taxes         1,978           1,100           2,794          1,573

Provision for income
 tax expense            851             440           1,202            629


Net Income       $    1,127       $     660      $    1,592     $      944

Net income
 per share, basic
 and diluted     $      .38       $     .23      $      .54     $      .32


See accompanying Notes to Consolidated Condensed Financial Statements.


                           VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)


                                           26 Weeks Ended    26 Weeks Ended
                                          January 24, 1998  January 25, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $     1,592      $     944
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                   3,556          3,688
  Deferred taxes                                   (300)           ---
  Provision to value inventories at LIFO            225            300
  Changes in assets and liabilities:
   (Increase) decrease in inventory                (745)           844
   Decrease in patronage dividend
    receivable                                    1,511          1,969
   (Increase) in misc. receivables               (  875)        (  914)
   (Increase) decrease in other
     current assets                              (    9)            10
   (Increase) in other assets                    (   28)        (    7)
   Increase in accounts
    payable to related party                      2,330          3,485
   Increase in accounts payable and
     accrued expenses                               919            741
   (Decrease) in income taxes payable              (218)           ---

Net cash provided by operating
 activities                                       7,958         11,060


CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                             (4,430)       (3,797)
Investment in related party                      (   58)       (  115)
Net cash used by investing activities            (4,488)       (3,912)


CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt          1,000         2,500
Proceeds from exercise of 60,000
 stock options                                      480           ---
Principal payments of long-term debt             (3,583)       (7,865)
Net cash used by financing activities            (2,103)       (5,365)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             1,367         1,783

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              4,270         3,244

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $   5,637      $  5,027

See accompanying Notes to Consolidated Financial Statements.



                             VILLAGE SUPER MARKET, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of January 24, 1998 and July 26, 1997 and the results of operations and cash flows for the periods ended January 24, 1998 and January 25, 1997.

     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 26, 1997
Village Super Market, Inc. Annual Report.


2. The results of operations for the period ended January 24, 1998 are not necessarily indicative of the results to be expected for the full year.


3.   In accordance with Statement of Financial Accounting Standards
No. 128, "Earnings Per Share," the consolidated statement of income includes the presentation of both basic and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of common shares outstanding, which was 2,949,810 and 2,929,843 for the quarter and six month periods ended January 24, 1998, respectively. Diluted net income per share was calculated by increasing the denominator from the basic calculations to reflect the dilutive impact of stock options outstanding.

     The number of shares added to the denominator was 9,040 and 11,854 for the quarter and six month periods ended January 24, 1998, respectively. The options outstanding were not dilutive in the fiscal 1997 periods presented.

     The diluted net income per share calculations include the effect of 219,000 options granted on December 5, 1997 under the 1997 Incentive
& Non-Statutory Stock Option Plan. All options were granted at an exercise price equal to fair market value.


4. At both January 24, 1998 and July 26, 1997 approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,804,000 and $7,579,000 higher than reported at January 24, 1998 and July 26, 1997, respectively.



ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Sales in the second quarter of fiscal 1998 increased 2.9% to
$182,700,000.   This same store increase reflects improved sales
in remodeled stores and increased Thanksgiving promotional activities, partially offset by sales declines in stores effected by competitive openings. Sales for the six month period increased 1.7% to $352,588,000. Same store sales increased 2.2% in the six month period.

    Gross margin as a percentage of sales was 24.7% in the quarter and six month periods ended January 24, 1998 and January
25, 1997. A slight improvement due to an improved mix of sales in higher margin departments was offset by lower gross margins in the produce department due to lower retail prices.

    Operating and administrative expenses as a percentage of sales for the quarter and six months declined to 22.2% and 22.5%, respectively, compared with 22.6% and 22.7%, respectively, in the corresponding prior year periods. The improvement in operating expenses as a percentage of sales for the quarter was a result of lower payroll costs, lower workers' compensation claims and the effect of spreading fixed costs over a much improved sales base. These improvements were partially offset by higher coupon costs associated with Thanksgiving turkey promotions.

    The increase in net income of 71% in the quarter was due to the 2.9% improvement in same stores sales, lower operating costs due to lower payrolls and workers' compensation claims, and flat gross margins.


LIQUIDITY AND FINANCIAL RESOURCES

    Current liabilities exceeded current assets by $13,778,000 at January 24, 1998 compared to $12,607,000 at July 26, 1997.
The current ratio decreased to .73 at January 24, 1998 from .74 at July 26, 1997. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

    During the six month period, cash provided by operating activities of $7,958,000, additional long-term borrowings of $1,000,000 and proceeds from the exercise of stock options of $480,000 were used to make principal payments on long-term debt of $3,583,000 and to fund capital expenditures of $4,430,000. Capital expenditures in the six month period related primarily to the expansion and remodel of the Livingston store, a minor remodel of the Watchung store and an upgrade to the point of sale software.

    At January 24, 1998, $4,000,000 was outstanding of the
Company's total available credit facility of $24,000,000.  The
Company was in full compliance with all terms and restrictive covenants of all debt agreements at January 24, 1998.



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


     6(a)   Exhibits

            Exhibit 28(a) - Press Release dated February 27, 1998.

            Exhibit 28(b) - First Quarter Report to Shareholders
                             dated December 9, 1997.


     6(b)   Reports on Form 8-K.


            None



                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Village Super Market, Inc.
                                          Registrant



Date:  February 26, 1998                 /s/ Perry Sumas
                                             Perry Sumas
                                            (President)


Date:  February 26, 1998                /s/  Kevin R. Begley
                                             Kevin R. Begley
                                            (Chief Financial Officer)



Exhibit 28(a)

                         VILLAGE SUPER MARKET, INC.
              REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                            JANUARY 24, 1998

     Springfield, New Jersey - February 27, 1998 - Village Super Market, Inc. reported sales and net income for the second quarter ended January 24, 1998, Perry Sumas, President announced today.

     Net income was $1,127,000 (.38 per share) in the second quarter of fiscal 1998, an increase of 71% from the prior year. Sales for the quarter were $182,700,000, which represents a same store sales increase of 2.9%.

     The significant increase in net income in the quarter was due to the improvement in same store sales and lower operating costs. Same store sales increased due to the positive impact of remodeled stores and increased Thanksgiving promotional activities. Operating costs decreased due to lower payroll costs, lower workers' compensation claims and the spreading of fixed costs over a higher sales base. This was partially offset by increased coupon costs associated with the Thanksgiving turkey promotions.

     For the six month period, sales were $352,588,000, an increase of 1.7% from the prior year. Same stores sales increased 2.2% in the six month period. Net income for the six month period was $1,592,000, an increase of 69% from the prior year.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes results for the quarter and six months ended January 24, 1998:

                                    January 24, 1998       January 25, 1997
                                                13 Weeks Ended
Sales                                 $182,700,000          $177,598,000
Net Income                            $  1,127,000          $    660,000
Net Income Per Share,
  basic and diluted                   $        .38          $        .23


                                                26 Weeks Ended

Sales                                 $352,588,000          $346,797,000
Net Income                            $  1,592,000          $    944,000
Net Income Per Share,
 basic and diluted                    $        .54          $        .32



Exhibit 28(b)

F  *  To Our Shareholders:

I  *  The Company had net income of $465,000 in the first quarter ended
      October 25, 1997, an increase of 64% from the prior year.
R  *
      Sales in the first quarter were $169,888,000 compared with S * $169,200,000 in the first quarter of the prior year. Same store sales increased 1.5% in the quarter, reflecting improved sales in T * remodeled stores, which was partially offset by sales declines in stores affected by competitive openings.  One store
   *  was closed since one year ago.

Q  *  Gross margin as a percentage of sales increased to 24.8% from 24.7%
      in the prior year. This improvement in gross margin is due to a U * slightly improved mix of sales in higher margin departments.

A  *  Operating and administrative expenses as a percentage of sales were
      22.8% in both years. Savings from lower workers' compensation claims R * this year were partially offset by accruals for estimated liability insurance premium calls.
T  *
      Depreciation expense declined in the current quarter due to certain
E  *  assets becoming fully depreciated.  Interest expense declined in the current quarter due to lower average debt levels.
R  *
      The increase in net income was due to the improvement in same store
   * sales, higher gross margins, lower workers' compensation claims, lower depreciation and lower interest expense. These improvements
   *  were partially offset by a higher tax rate in the quarter.

R  *  Capital expenditures in the quarter were $1,696,000.  The majority of capital expenditures related to the early stages of the expansion and E * remodel of the Livingston store and a minor remodel of the Watchung store.
P  *
      The table accompanying this report summarizes Village Super Market's O * results for the quarter ended October 25, 1997.

R  *
                                 Respectfully,
T  *
                      Perry Sumas              James Sumas
   *                  President                Chairman of the Board

   *

   *  December 9, 1997



                                INCOME STATEMENT DATA

                                 13 Weeks Ended         13 Weeks Ended
                                October 25, 1997       October 26, 1996
Sales                             $169,888,000          $169,200,000
Net Income                        $    465,000          $    284,000
Net Income Per Share              $        .16          $        .10


                             BALANCE SHEET COMPARISONS

                                 October 25, 1997        July 26, 1997
Current Assets                   $  37,760,000           $  35,273,000
Current Liabilities              $  45,350,000           $  47,880,000
Net Working Capital (Deficit)    $ ( 7,590,000)          $ (12,607,000)
Long-Term Debt                   $  28,704,000           $  24,027,000
Stockholders' Equity             $  57,546,000           $  57,081,000