Form 10-Q
period 1998-04-25
VILLAGE SUPER MARKET INC
filed 1998-06-03
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                        FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended:  April 25, 1998

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

                                                   June 1, 1998__
Class A, Common Stock, No Par Value              1,375,800 Shares
Class B, Common Stock, No Par Value              1,594,076 Shares


                              VILLAGE SUPER MARKET, INC.

                                        INDEX

PART 1                                                         PAGE NO.

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                    3

          Consolidated Condensed Statement of Income               4

          Consolidated Condensed Statement of Cash Flows           5

          Notes to Consolidated Condensed Financial Statements    6-7


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8-9


PART II

OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                        10

          Signatures                                              11

          Exhibit 28(a)                                           12

          Exhibit 28(b)                                          13-14


                           PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               VILLAGE SUPER MARKET, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Dollars in Thousands)

                                                  April 25,       July 26,
                                                    1998            1997
ASSETS
Current assets
 Cash and cash equivalents                        $  4,000        $  4,270
 Merchandise inventories                            26,189          24,836
 Patronage dividend receivable                       1,222           2,048
 Miscellaneous receivables                           3,672           3,269
 Other current assets                                  855             850
      Total current assets                          35,938          35,273

Property, equipment and fixtures, net               74,241          72,294

Investment in related party                         10,438          10,351

Goodwill, net                                       10,164          10,339

Other intangibles, net                               2,093           2,284

Other assets                                         2,264           2,223


     TOTAL ASSETS                                 $135,138        $132,764


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                $  2,660        $  3,260
 Accounts payable to related party                  26,192          27,141
 Accounts payable and accrued expenses              17,478          17,017
 Income taxes payable                                  182             462
    Total current liabilities                       46,512          47,880

Long-term debt, less current portion                25,409          24,027
Deferred income taxes                                3,276           3,776
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                          18,129          18,129
 Class B common stock - no par value,
   1,594,076 shares issued and outstanding           1,035           1,035
 Retained earnings                                  46,482          44,102
 Less cost of treasury shares (387,000
   shares at April 25, 1998 and 447,000
   shares at July 26, 1997)                         (5,705)         (6,185)

Total shareholders' equity                          59,941          57,081

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $135,138        $132,764

See accompanying Notes to Consolidated Condensed Financial Statements.


                                 VILLAGE SUPER MARKET, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (Dollars in Thousands Except Per Share Amounts)


                  13 Wks End     13 Wks End     39 Wks End     39 Wks End
                  Apr 25,1998    Apr 26,1997    Apr 25,1998    Apr 26,1997
Sales            $  169,594     $  165,494     $  522,182     $   512,291

Cost of Sales       126,765        124,386        392,164         385,404

Gross margin         42,829         41,108        130,018         126,887

Operating and
 admin. expenses     38,727         38,122        117,933         116,918

Depreciation and
 amortization
 expense              1,975          1,915          5,529           5,603

Operating income      2,127          1,071          6,556           4,366

Interest expense        745            799          2,380           2,521

Income before
 income taxes         1,382            272          4,176           1,845

Provision for
 income taxes           594            109          1,796             738

Net Income       $      788     $      163     $    2,380      $    1,107

Net income
 per share:
   Basic         $      .27     $      .06     $      .81      $      .38
   Diluted       $      .26     $      .06     $      .80      $      .38

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 VILLAGE SUPER MARKET, INC.
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Dollars in Thousands)


                                          39 Weeks Ended   39 Weeks Ended
                                          April 25, 1998   April 26, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  2,380        $  1,107
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                    5,529           5,603
Deferred taxes                                    (500)             -
Provision to value inventories at LIFO             225             450
Change in assets and liabilities:
 (Increase) decrease in inventory               (1,578)            941
 Decrease in patronage dividend receivable         826           1,065
 (Increase) in misc. receivables                  (403)           (740)
 (Increase) in other current assets                 (5)             (6)
 (Increase) in other assets                        (53)            (32)
 Increase (decrease) in accounts payable to
   related party                                  (949)            435
 Increase in accounts payable and accrued
  expenses                                         461             749
 (Decrease) in income taxes payable               (280)             -
Net cash provided by operating activities        5,653           9,572


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                            (7,098)         (6,670)
Investment in related party                        (87)           (147)
Net cash used in investing activities           (7,185)         (6,817)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt         4,700           2,500
Proceeds from exercise of 60,000 stock options     480              -
Principal payments of long-term debt            (3,918)         (5,167)
Net cash provided (used) by financing
 activities                                      1,262          (2,667)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (270)             88

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             4,270           3,244

CASH AND CASH EQUIVALENTS
 END OF PERIOD                                $  4,000        $  3,332

See accompanying Notes to Consolidated Condensed Financial Statements.



                                VILLAGE SUPER MARKET, INC.

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of April 25, 1998 and July 26, 1997 and the results of operations and cash flows for the periods ended April 25, 1998 and April 26, 1997.

    The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 26, 1997 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended April 25, 1998 are not necessarily indicative of the results to be expected for the full year.

3. At both April 25, 1998 and July 26, 1997 approximately 66% of the merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,804,000 and $7,579,000 higher than reported at April 25, 1998 and July 26, 1997, respectively.

4. In accordance with Statement of Financial Accounting Standards
No. 128, "Earnings Per Share," the consolidated statement of income includes the presentation of both basic and diluted net income per share. Basic net income per share was computed by dividing net income by the weighted-average number of common shares outstanding, which was 2,969,876 and 2,943,187 for the quarter and nine month periods ended April 25, 1998, respectively. Diluted net income per share was calculated by increasing the denominator from the basic calculations to reflect the dilutive impact of stock options outstanding.

     The number of shares added to the denominator was 50,538 and 24,748 for the quarter and nine month periods ended April 25, 1998, respectively. The options outstanding were not dilutive in the fiscal 1997 periods presented.

     The diluted net income per share calculations include the effect of 219,000 options granted on December 5, 1997 under the 1997 Incentive and Non-Statutory Stock Option Plan. All options were granted at an exercise price equal to fair market value.



ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales in the third quarter of fiscal 1998 increased 2.5% to $169,594,000. This same store sales increase reflects improved sales in most stores, particularly those that were recently remodeled, partially offset by sales declines in stores affected by competitive openings.
Sales for the nine month period increased 1.9% to $522,182,000.
Same store sales increased 2.3% in the nine month period.

     Gross margin as a percentage of sales was 25.2% and 24.9% for the quarter and nine month periods ended April 25, 1998, respectively, compared with 24.8% in both of the corresponding prior year periods.
The improvement in gross margin for the quarter is due to an improved mix of sales toward higher margin departments and to improved gross margins in several departments.

     Operating and administrative expenses as a percentage of sales for the quarter and nine months ended April 25, 1998 declined to 22.8% and 22.6%, respectively, compared with 23.0% and 22.8%, respectively, in the corresponding prior year periods. The improvement in operating expenses as a percentage of sales for the quarter was a result of lower worker's compensation claims and the effect of spreading fixed costs over an improved sales base. These improvements were partially offset by higher coupon costs associated with Easter promotions.

     The increase in net income of 383% in the quarter was due to the 2.5% improvement in same store sales, the increased gross margin percentage and lower operating costs as a percentage of sales due to reduced worker's compensation claims.


LIQUIDITY AND FINANCIAL RESOURCES

     Current liabilities exceeded current assets by $10,574,000 at April 25, 1998 compared to $12,607,000 at July 26, 1997. The current ratio increased to .77 at April 25, 1998 from .74 at July 26, 1997.
The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

     During the nine month period, cash provided by operating activities of $5,653,000, additional long-term borrowings of $4,700,000 and proceeds from the exercise of stock options of $480,000 were used to make principal payments on long-term debt in the amount of $3,918,000 and to fund capital expenditures of $7,098,000. Capital expenditures in the nine month period related primarily to the ongoing expansion and remodel of the Livingston store, minor remodels of the Watchung and Bernardsville stores and upgrades to retail technology systems.

     At April 25, 1998, $7,700,000 was outstanding of the Company's total available credit facility of $24,000,000. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at April 25, 1998.



IMPACT OF YEAR 2000

     The Company has participated, along with the food cooperative to which it belongs, in an assessment of its computerized systems to determine their ability to correctly identify the year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the year 2000.
The Company anticipates that all systems will be year 2000 compliant before the end of 1999. However, if such modifications and conversions are not completed timely, or if computer systems of third parties with whom the Company deals are not converted in a timely manner, the year
2000 problem may have a material impact on the operations of the Company.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     6(a) Exhibits
	         Exhibit 28(a) - Press Release dated June 2, 1998.
          Exhibit 28(b) - Second Quarter Report to Shareholders

     6(b) Reports on Form 8-K
	         None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Village Super Market, Inc.
                                          Registrant



Date:  June 2, 1998                       /s/  Perry Sumas
                                               Perry Sumas
                                              (President)



Date:  June 2, 1998                      /s/  Kevin R. Begley
                                              Kevin R. Begley
                                             (Chief Financial Officer)



Exhibit 28(a)

                             VILLAGE SUPER MARKET,INC.
               REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
                                  APRIL 25, 1998

     Springfield, New Jersey - June 2, 1998 - Village Super Market, Inc. reported sales and net income for the third quarter and nine months ended April 25, 1998.

     Net income was $788,000 (26 cents per diluted share) in the third quarter of fiscal 1998, an increase of 383% from the prior year. Sales for the quarter were $169,594,000, which represents a same store sales increase of 2.5%.

     The significant increase in net income in the quarter was due to the improved same store sales, increased gross margin percentages and lower operating costs as a percentage of sales. Gross margins increased due to an improved mix of sales towards higher margin departments and increased gross margins in several departments. Operating costs decreased due to lower worker's compensation claims and the spreading of fixed costs over a higher sales base, which was partially offset by increased coupon costs.

     For the nine month period, sales were $522,182,000, an increase of 1.9% from the prior year. Same store sales increased 2.3% in the nine month period. Net income for the nine month period was $2,380,000, an increase of 115% from the prior year.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes results for the quarter and nine months ended April 25, 1998:

                               April 25, 1998       April 26, 1997
                                         13 Weeks Ended
Sales                           $169,594,000         $165,494,000
Net Income                      $    788,000         $    163,000
Net Income Per Share - Basic    $        .27         $        .06
Net Income Per Share - Diluted  $        .26         $        .06

                                         39 Weeks Ended

Sales                           $522,182,000         $512,291,000
Net Income                      $  2,380,000         $  1,107,000
Net Income Per Share - Basic    $        .81         $        .38
Net Income Per Share - Diluted  $        .80         $        .38


Exhibit 28(b)


S*	To Our Shareholders:

E*	 The Company had net income of $1,127,000 in the second quarter ended
    January 24, 1998, an increase of 71% from the prior year. Sales in the C* second quarter of fiscal 1998 were $182,700,000, which represents a same
    store sales increase of 2.9%.  Same store	sales increased due to the
O* positive impact of remodeled stores and increased Thanksgiving promotional activities, partially offset by sales declines in stores
N*  affected	by competitive openings.

D* For the first six months of fiscal 1998, the Company had net income of $1,592,000, an increase of 69% from the prior year. Sales for the six
 * month period were $352,588,000, an increase of 1.7% from the prior year. Same store sales increased 2.2% in the six month period.

Q* 	Gross margin as a percentage of sales was 24.7% in the quarter and six
    month periods	of both fiscal 1998 and 1997.  A slight improvement due to
U*  improved mix of sales in	higher margin departments was offset by lower
    produce department gross margins
A* 	due to lower retail prices.

R* 	Operating and administrative expenses as a percentage of sales for the quarter and six months declined to 22.2% and 22.5%, respectively,
T*  compared with 22.6% and 22.7%,	respectively, in the corresponding prior year
    periods.  The improvement in operating expenses as a percentage of sales
E*  for the quarter was a result of lower payroll costs, lower workers'
    compensation claims and the effect of spreading fixed costs over a much
R*  higher sales base.  These improvements were partially offset by higher
    coupon costs associated	with Thanksgiving turkey promotions.

R* 	Net income in the quarter and six month periods improved due to higher same store sales and lower operating costs due to improvements in payroll and
E*  workers'	compensation claims.

P* Capital expenditures for the six month period were $4,430,000, which relate primarily to the expansion and remodel of the Livingston store, a minor
O*  remodel of the Watchung store	and an upgrade to the point of sale
    software.
R*
	   The table accompanying this report summarizes Village Super Market's T* results for the quarter and six month periods ended January 24, 1998.

*                                Respectfully,

*             Perry Sumas                           James Sumas
              President                             Chairman of the Board
*

*    March 6, 1998


                                       INCOME STATEMENT DATA


                              13 Weeks Ended        13 Weeks Ended
                             January 24, 1998      January 25, 1997
Sales                        $   182,700,000       $   177,598,000
Net Income                   $     1,127,000       $       660,000
Net Income Per Share         $           .38       $           .23


                              26 Weeks Ended         26 Weeks Ended
                             January 24, 1998       January 25, 1997

Sales                        $   352,588,000       $   $46,797,000
Net Income                   $     1,592,000       $       944,000
Net Income Per Share         $           .54       $           .32


                                      BALANCE SHEET COMPARISONS

                              January 24, 1998      July 26, 1997
Current Assets                $   36,533,000       $     35,273,000
Current Liabilities           $   50,311,000       $     47,880,000
Net Working Capital (Deficit) $  (13,778,000)      $    (12,607,000)
Long-Term Debt                $   22,044,000       $     24,027,000
Stockholders' Equity          $   59,153,000       $     57,081,000