Form 10-K
period 1998-07-25
VILLAGE SUPER MARKET INC
filed 1998-10-23
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K
(Mark One)

[x]   Annual Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 (Fee Required).
      For the fiscal year ended:  July 25, 1998.


[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 (Fee Required) for
      the transition period from           to              .

COMMISSION FILE NUMBER:  0-2633


                        VILLAGE SUPER MARKET, INC.
          (Exact name of registrant as specified in its charter)

NEW JERSEY_____________________               22-1576170________
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY  07081
(Address of principal executive offices)      (Zip Code)

REGISTRANT'S TELEHPHONE NUMBER, INCLUDING AREA CODE: (973)467-2200


      Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
None                    None


      Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A COMMON STOCK, NO PAR VALUE
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes   X     No __.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village
Super Market, Inc. held by non-affiliates was approximately $15,074,770 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $2,600,895 (based upon the closing price of the Class A shares on the Over the Counter Market on October 1, 1998). There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                          Outstanding at
              Class                      October 21, 1998
Class A common stock, no par value       1,375,800 Shares
Class B common stock, no par value       1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 1998 Annual Report to Shareholders and the 1998 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 4, 1998 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.


                             PART I

                       ITEM I.  BUSINESS

GENERAL

The Company operates a chain of 21 ShopRite supermarkets, 15 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and five of which are in the southern shore area of New Jersey. In addition, the Company operates one former ShopRite store under a "Village Market" format as described below. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution and advertising associated with chains of greater size and geographic reach.

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

       Product Categories        Fiscal Year Ended In July

                                 1996      1997      1998
       Groceries                 43.8%     42.9%     41.6%
       Dairy and Frozen          15.6      15.8      15.9
       Meats                     10.3      10.1       9.9
       Non-Foods                  9.8      10.1      10.4
       Produce                    9.8       9.8      10.2
       Delicatessen               4.3       4.4       4.6
       Seafood                    1.9       2.0       2.1
       Pharmacy                   2.9       3.2       3.6
       Bakery                     1.5       1.6       1.6
       Other                       .1        .1        .1
                                100.0%    100.0%    100.0%

      Number of superstores        19        19        19
      Selling square feet
       represented by
       superstores                 88%       90%       90%

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

A variety of factors affect the profitability of each of the Company's stores including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to decide whether they should be closed. Accordingly, the Orange, Maplewood, Kingston, Morristown, Easton and Florham Park stores have been closed since December 1991. In addition, one store was converted to a "Village Market" format designed to reduce costs and increase margins in lower volume locations.

The Company operates a separate liquor store adjacent to one Company supermarket.


DEVELOPMENT AND EXPANSION

The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. The Company is currently nearing completion of the expansion and remodel of the Livingston store. The Company has budgeted $13,000,000 for capital expenditures in fiscal 1999. The major planned expenditures are the completion of the Livingston expansion, the acquisition of property for a future store, the start of another major expansion and several small remodels.

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


WAKEFERN

The Company is the second largest member of Wakefern (owning 15.5% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative.
There are presently 39 individual member companies and 196 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, purchase their product requirements and participate in ShopRite advertising and promotional programs and its computerized purchasing, warehousing and distribution services.

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

Wakefern owns and operates 20 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed by it to Wakefern.
On occasion, as its business needs have required, Wakefern has increased the per-store capital contributions required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. The Company is required to invest $2,250 in fiscal 1999, although it is expected that this amount will be increased.


TECHNOLOGY

The Company's disclosures regarding Year 2000 issues are included on page 5 in the Company's 1998 Annual Report to Shareholders.

The Company considers automation and computerization important to its operations and competitive position. All stores have scanning check out systems that improve pricing accuracy, enhance productivity and reduce checkout time for customers. The Company utilizes IBM RS/6000 computers and satellite communications in each store. Using the RS/6000 system, the Company offers customers debit and credit card payment options in all stores. In addition, the Company utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.

The Company's commitment to advanced scanning systems has enabled it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. The Company installed computer based training in 1998.

The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern in order to provide equivalent cost and retail price control over these products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, all stores have computerized time and attendance systems and most also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.


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


LABOR

As of October 1, 1998, the Company employed approximately 3,630 persons of whom approximately 2,300 worked part-time. Approximately 85% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993. Contracts with one union representing approximately 350 employees expires in fiscal 1999. Most of the Company's competitors in New Jersey are similarly unionized.


REGULATORY ENVIRONMENT

While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 1999 and 2000.


ITEM 2.  PROPERTIES

The Company owns the sites of five of its supermarkets (containing
330,000 square feet of total space), all of which are free-standing stores, except the Egg Harbor store, which is part of a shopping center.
The remaining seventeen supermarkets (containing 776,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in strip shopping centers and the remaining seven are free-standing stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 2001. The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 25, 1998 was approximately $6,269,000. The
Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a general partnership that is a lessor of one of the Company's free-standing supermarkets.


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


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III,
Item 10, the following is provided with respect to executive officers who are not directors:

          NAME         AGE       POSITION WITH THE COMPANY

     Carol Lawton       55       Vice President and Assistant
                                  Secretary since 1983;
                                  responsible for administration
                                  of headquarters staff.

     Frank Sauro        40       General Counsel since April 1988.
                                  Mr. Sauro is a member of the New
                                  Jersey Bar.

     Kevin Begley       40       Chief Financial Officer since
                                  November 1987.  Mr. Begley is a
                                  Certified Public Accountant.



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 1998.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 1998.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Page 4 through 6 in the Company's
Annual Report to Shareholders for the fiscal year ended July 25, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

                     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 7 to 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 1998.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                         None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 1998, in connection with its Annual Meeting scheduled to be held on December 4, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 1998, in connection with its Annual Meeting scheduled to be held on December 4, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 1998, in connection with its annual meeting scheduled to be held on December 4, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 1998, in connection with its annual meeting scheduled to be held on December 4, 1998.


                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          Consolidated Balance Sheets - July 25, 1998 and
           July 26, 1997;

          Consolidated Statements of Operations - years ended
           July 25, 1998; July 26, 1997 and July 27, 1996;



          Consolidated Statements of Shareholders' Equity - years ended July 25, 1998; July 26, 1997 and July 27, 1996;

          Consolidated Statements of Cash Flows - years ended
           July 25, 1998; July 26, 1997 and July 27, 1996;

          Notes to consolidated financial statements.

          The financial statements above and Independent Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 25, 1998.


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

                 4.4   Loan Agreement dated May 30, 1997*

Exhibit No. 10 - Material Contracts:

                 10.1  Wakefern By-Laws*
                 10.2  Stockholders Agreement dated February 20, 1992
                        between the Company and Wakefern Food Corp.*
                 10.3  Voting Agreement dated March 4, 1987*
                 10.4  1987 Incentive and Non-Statutory Stock Option Plan*
                 10.5  1997 Incentive and Non-Statutory Stock Option Plan*

Exhibit No. 13 - Annual Report to Security Holders

Exhibit No. 21 - Subsidiaries of Registrant

Exhibit No. 23 - Consent of KPMG Peat Marwick LLP

Exhibit No. 99 - Press Release dated October 2, 1998


* The following exhibits are incorporated by reference from the following previous filings:

     Form 10-K for 1997; 4.4, 10.5

     Form 10-K for 1993: 3, 10.1, 10.2, 10.3 and 10.4


(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.





                         Independent Auditors' Consent


The Board of Directors
Village Super Market, Inc.:

     We consent to incorporation by reference in the Registration
Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc.
of our report dated October 1, 1998, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 25, 1998 and July 26, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended July 25, 1998, which report is incorporated by reference in the July 25, 1998 annual report on Form 10-K of Village Super Market, Inc.




                                     KPMG Peat Marwick LLP

Short Hills, New Jersey
October 21, 1998




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

Date:  October 21, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                       Village Super Market, Inc.


/s/ Perry Sumas                        /s/ James Sumas
    Perry Sumas, Director                  James Sumas, Director
    October 21, 1998                       October 21, 1998


/s/ Robert Sumas                       /s/ William Sumas
    Robert Sumas, Director                 William Sumas, Director
    October 21, 1998                       October 21, 1998


/s/ John P. Sumas                      /s/ John J. McDermott
    John P. Sumas, Director                John J. McDermott, Director
    October 21, 1998                       October 21, 1998


/s/ George Andresakes                  /s/ Norman Crystal
    George Andresakes, Director            Norman Crystal, Director
    October 21, 1998                       October 21, 1998





                      SUBSIDIARIES OF REGISTRANT

     The Company currently has one wholly-owned subsidiary, Village Liquor, Inc. This corporation is organized under the laws of the State of New Jersey. The financial statements of this subsidiary are included in the Company's consolidated financial statements.






                         VILLAGE SUPER MARKET INC.
            REPORTS RESULTS FOR THE FOURTH QUARTER & YEAR ENDED
                              JULY 25, 1998

Contact:   Kevin Begley, C.F.O.
           (973) 467-2200, Ext. 220

     Springfield, New Jersey - October 2, 1998 - Village Super Market, Inc. reported sales and net income for the fourth quarter and year ended July 25, 1998, Perry Sumas, President announced today.

     Net income was $1,627,000 ($.54 per diluted share) in the fourth quarter of fiscal 1998, an increase of 68% from the prior year. Fourth quarter sales were $181,502,000, an increase of 2.8% from the prior year. The significant increase in fourth quarter net income was due to the 2.8% improvement in same store sales, increased gross margin percentages and lower operating costs as a percentage of sales. The gross margin percentage increased due to an improved mix of sales in higher margin departments and improved gross margins in several departments.
Operating costs decreased as a percentage of sales due to lower workers' compensation costs, lower liability insurance accruals and the effect of spreading fixed costs over a higher sales base.

     Net income for the full fiscal year was $4,007,000 ($1.34 per diluted share), an increase of 93% from the prior year. Sales for the year were $703,684,000, an increase of 2.2% from the prior year. Same store sales increased 2.4%. The sharp increase in net income for the year was primarily attributable to the same store sales increase, improvement in gross margins and lower operating costs.

     On September 6, 1998, in response to the actions of a competitor, Village, as well as most other supermarket competitors, began offering to double the value of manufacturer coupons in the 16 stores where it previously had not offered double coupons. At this time, the impact of double coupons on future performance cannot be estimated as it is too soon to assess volume trends and possible changes in other promotional programs that could mitigate the cost of double coupons.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter and year ended July 25, 1998:

                                July 25, 1998        July 26, 1997
                                             Quarter Ended
Sales                           $181,502,000         $176,569,000
Net Income                      $  1,627,000         $    967,000
Net Income Per Share - Basic    $        .55         $        .33
Net Income Per Share - Diluted  $        .54         $        .33

                                               Year Ended

Sales                           $703,684,000         $688,861,000
Net Income                      $  4,007,000         $  2,074,000
Net Income Per Share - Basic    $       1.36         $        .71
Net Income Per Share - Diluted  $       1.34         $        .71



The Company

Village Super Market, Inc. operates a chain of 22 ShopRite supermarkets, 16 of which are located in northern New Jersey, 1 in northeastern Pennsylvania and five in the southern shore area of New Jersey.

Village is a member of Wakefern Food Corporation, the largest retailer-owned food cooperative in the United States.

Village's business was founded in 1937 by Nicholas and Perry Sumas and has continued to be principally owned and operated under the active management of the Sumas family.



Contents

Letter to Shareholders                                     2

Selected Financial Data                                    3

Quarterly Financial Data                                   3

Management's Discussion and Analysis of
Financial Condition and Results of Operations              4

Consolidated Balance Sheets                                7

Consolidated Statements of Operations                      8

Consolidated Statements of Shareholders' Equity            9

Consolidated Statements of Cash Flows                     10

Notes to Consolidated Financial Statements                11

Independent Auditors' Report                              20

Stock Price and Dividend Information                      20

Corporate Directory                        Inside back cover


Dear Fellow Shareholders

Village Super Market enjoyed an excellent year in fiscal 1998. Net income increased 93% to $4,007,000, or $1.34 per diluted share. This follows an increase in net income of 46% in fiscal 1997 - exclusive of a gain on the sale of an asset in fiscal 1996.

The large increase in net income was due to an increase of 2.4% in same store sales, improvement in gross margins, and lower operating costs as a percentage of sales. Sales reached $703,684,000.

Village spent $10 million on capital improvements in fiscal 1998. The largest expenditure was the ongoing expansion of the Livingston store. When this remodel is completed in a few months, our Livingston customers will enjoy the same enhanced features, including an enlarged prepared foods-to-go area, that have made our Chester remodel such a success. We continue to expand our meal solutions in response to the needs of an increasing number of customers for fully or partially prepared, nutritious means that can be served within fifteen minutes.

As in the past, we developed new ways in 1998 to utilize the ShopRite Price Plus card and our front end systems to reward loyal customers and generate sales volume. Last Thanksgiving, and again at Easter, we rewarded customers who spent a prescribed number of shopping dollars over a period of time with a free turkey or ham. Similarly, we offered ten percent off coupons at various times during the year based on shopping dollars accumulated.

Recognizing the value of our investment in our associates, we undertook several programs this year to improve our ability to attract and retain qualified individuals in the current near full employment environment.
This effort included the introduction of a computer-based orientation and training program. The initial feedback from these programs is encouraging.

Our financial performance has improved dramatically in the last two years. On behalf of the Board of Directors and management, we would like to thank everyone who contributed to Village's recent success.


James Sumas,                                Perry Sumas,
Chairman of the Board                       President


                        Selected Financial Data
     (Dollars in thousands except per share and per sq. ft. data)

                          Jul 25,    Jul 26,    Jul 27,    Jul 29,    Jul 30,
                           1998       1997       1996       1995       1994
For year:
Sales                    $703,684   $688,861   $688,632   $677,322   $695,070
Net income (loss)           4,007      2,074      2,006        578       (807)
Net income (loss)
  per share - basic          1.36        .71        .69        .20       (.28)
Net income (loss)
  per share - diluted        1.34        .71        .69        .20       (.28)
Cash dividends per share
   Class A                    --          --         --         --        --
   Class B                    --          --         --         --        --

At year end:
Total assets              138,508    132,764    131,062    135,575    134,793
Long-term obligations
 incl. capital leases      25,700     24,027     26,815     34,853     36,933
Working capital (deficit)  (9,682)   (12,607)   (10,885)    (3,755)    (4,100)
Shareholders' equity       61,568     57,081     55,007     53,001     52,423
Book value per share        20.73      19.62      18.90      18.21      18.01

Other data:
Selling square feet       866,000    866,000    860,000    842,000    845,000
Number of stores               22         22         23         23         24
Sales per average number
  of stores                31,929     31,178     29,941     29,449     28,370
Sales per average square
 foot of selling space        811        803        809        803        809
Capital expenditures        9,956      8,593      9,754      6,588      5,974

                      Unaudited Quarterly Financial Data
               (Dollars in thousands except per share amounts)

                           First     Second      Third     Fourth     Fiscal
                          Quarter    Quarter    Quarter    Quarter     Year
1998:
Sales                    $169,888   $182,700   $169,594   $181,502   $703,684
Gross margin               42,112     45,077     42,829     45,590    175,608
Net income                    465      1,127        788      1,627      4,007
Net income per
  share - diluted            $.16       $.38       $.26       $.54      $1.34

1997:
Sales                    $169,200   $177,598   $165,494   $176,569   $688,861
Gross margin               41,859     43,920     41,108     43,968    170,855
Net income                    284        660        163        967      2,074
Net income per
 share - diluted             $.10       $.23       $.06       $.32       $.71


              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

RESULTS OF OPERATIONS
The following table sets forth the major components of the Consolidated Statements of Operations of the Company as a percentage of sales:

                                         July 25,      July 26,     July 27,
                                          1998          1997         1996
Sales                                    100.00%       100.00%      100.00%
Cost of sales                             75.04         75.20        75.26

Gross margin                              24.96         24.80        24.74
Operating and administrative expense      22.45         22.70        22.63
Depreciation and amortization expense      1.07          1.12         1.24
Operating income                           1.44           .98          .87
Interest expense (net)                      .44           .48          .53
Gain on disposal of assets                   --            --          .14

Income before income taxes                 1.00%          .50%         .48%

Sales were $703,684,000 in fiscal 1998, an increase of 2.2% from the prior year. The same store sales increase of 2.4% reflects improved sales in most stores, particularly those that were recently remodeled, and the success of Thanksgiving and Easter promotional activities, partially offset by sales declines in stores affected by competitive openings. Sales were $688,861,000 in fiscal 1997, about the same as in fiscal 1996. Same store sales increased 1% in 1997 as improved sales in remodeled stores were offset by sales declines in three stores affected by competitive openings. Also, the closing of the Florham Park store in October 1996 resulted in a $5,910,000 sales decrease.

Gross margin as a percentage of sales increased in fiscal 1998 due to an improved mix of sales in higher margin departments and improved gross margins in several departments. This was partially offset by lower gross margins in the produce department due to lower retail pricing. Gross margins as a percentage of sales increased slightly in fiscal 1997 due to an improvement in the mix of sales toward higher margin departments. This was partially offset by a decline in meat department gross margins due to lower retail prices.

Operating and administrative expenses decreased as a percentage of sales in fiscal 1998. This improvement was due to lower workers' compensation claims, lower accruals for estimated liability insurance premium calls, and the effect of spreading fixed costs over an improved sales base. These improvements were partially offset by higher coupon costs associated with Thanksgiving and Easter promotions, and increased credit card processing costs. Operating and administrative expenses increased slightly as a percentage of sales in fiscal 1997. This was due to increased credit card processing costs, increased advertising and coupon costs, accruals for estimated liability insurance premium calls and lower coupon and cardboard income. Offsetting these items were lower labor, supply and snow removal costs.

Interest expense decreased in fiscal 1998 due to lower average interest rates. Interest expense decreased in fiscal 1997 due to lower average debt levels outstanding.

Depreciation expense declined in fiscal 1998 and 1997 due to substantial assets becoming fully depreciated.

In October 1996 the Company closed an underfacilitated store in Florham Park, New Jersey. A loss of approximately $350,000 was incurred from operations and closing costs associated with this store.



LIQUIDITY AND CAPITAL RESOURCES

Current liabilities exceeded current assets by $9,682,000, $12,607,000 and $10,885,000 at the end of fiscal 1998, 1997 and 1996, respectively. Working capital ratios at the same dates were .80, .74 and .76 to one, respectively. The Company's working capital needs are reduced by its high rate of inventory turnover (twenty-one times in fiscal 1998) and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

Capital expenditures in fiscal 1998 were $9,956,000. The majority of capital expenditures related to the ongoing expansion and remodel of the Livingston store, minor remodels of the Watchung and Bernardsville stores and upgrades to retail technology systems. The Company has budgeted approximately $13 million for capital expenditures in fiscal 1999. Planned expenditures include the completion of the Livingston expansion, the start of another major expansion, the purchase of land for a future store, several smaller remodels and technology upgrades.

The Company has historically financed capital expenditures through cash provided by operations supplemented by borrowings. Aggregate capital expenditures for the three years ended July 25, 1998 were $28,303,000. During the same period of time, net long-term borrowings decreased by $13,873,000. The ability to finance expansion through operational cash flow is reflected in the ratio of long-term debt to total capitalization, which is currently 29.4%

The Company's primary sources of liquidity during fiscal 1999 are expected to be operating cash flow, borrowings under the Company's credit facility and a mortgage from the seller of a property for a future store. In fiscal 1997, the Company entered into a new loan agreement to replace its expired agreement. This loan agreement includes two revolving credit lines which total $24 million. At July 25, 1998, a total of $8,850,000 was outstanding on these lines. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at July 25, 1998 and expects to be in compliance for the remaining term of these agreements.


YEAR 2000

The Company is participating with Wakefern Food Corporation ("Wakefern"), the retailer owned food cooperative to which it belongs and its principal supplier, in a comprehensive assessment of its information technology systems ("IT Systems") and its process control and other systems that include micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the Year 2000 (Y2K") issue.

The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT Systems that are considered critical to its business operations. At present, the Company has implemented its cash and sales and payroll applications, and will implement the general ledger and accounts payable applications in late 1998. Some in-store IT Systems are currently Y2K compliant. Others, including receiving, labor management, pharmacy and electronic payments, are at various states of implementation or testing. The Company anticipates that all critical IT Systems will be Y2K compliant before the end of 1999.

The Company has substantially completed an inventory of its Non-IT Systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. The systems have been prioritized and assessed for compliance. Ongoing testing and implementation of any remediation required for the Non-IT Systems will be performed throughout 1999.

The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse affect on continuing operations. All Y2K costs are being expensed as incurred.

The Company is in the process of developing contingency plans for those areas which may be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties, including Wakefern, to be Y2K compliant could result in the interruption of its business, which could have a material adverse affect on the results of operations or financial conditions of the Company.


KNOWN TRENDS AND UNCERTAINTIES

On September 6, 1998, in response to the actions of a competitor, the Company as well as most other supermarket competitors, began offering to double the value of manufacturer coupons in the 16 stores where it previously had not offered double coupons. At this time, the impact of double coupons on future performance cannot be estimated as it is too soon to assess volume trends and possible changes in other promotional programs that could mitigate the effects of double coupons.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the separate reporting of all changes to stockholders equity, and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information," which revises existing guidelines about the level of financial disclosure of a Company's operations. Both statements are effective for the Company's fiscal 1999 financial statements. The Company has determined that the new standards will not have any impact on those financial statements.


IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


FORWARD-LOOKING STATEMENTS

This annual report to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressure from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, Y2K issues relating to computer applications, other risk factors detailed herein and in other filings of the Company.



                       Consolidated Balance Sheets

                                                   July 25,         July 26,
                                                    1998             1997

                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents                     $   5,678,851   $   4,269,819
 Merchandise inventories                          26,548,587      24,835,950
 Patronage dividend receivable                     1,968,671       2,048,696
 Miscellaneous receivables                         3,416,459       3,268,673
 Deferred income taxes                               146,303         211,220
 Prepaid expenses                                    632,346         638,825

  Total current assets                            38,391,217      35,273,183

PROPERTY, EQUIPMENT AND FIXTURES, at cost
 less accumulated depreciation
 and amortization                                 73,331,467      70,355,599

OTHER ASSETS
 Investment in related party, at cost             10,467,617      10,350,617
 Goodwill, net                                    10,072,611      10,338,891
 Other intangibles, net                            2,030,001       2,283,751
 Receivables and other assets                      4,215,571       4,162,204

  Total other assets                              26,785,800      27,135,463

                                                $138,508,484    $132,764,245


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt:
  Mortgages and notes payable                   $  2,421,108    $  2,903,474
  Capitalized lease obligations                      409,197         356,851
 Accounts payable to related party                27,370,342      27,140,707
 Accounts payable and accrued expenses            17,582,608      17,017,474
 Income taxes payable                                290,394         461,821

  Total current liabilities                       48,073,649      47,880,327

LONG-TERM DEBT, less current portion:
 Mortgages and notes payable                      17,028,502      14,949,612
 Capitalized lease obligations                     8,671,319       9,077,703

  Total long-term debt                            25,699,821      24,027,315

DEFERRED INCOME TAXES                              3,166,935       3,775,890

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, no par value:
  Authorized 10,000,000 shares, none issued              --              --
 Class A common stock, no par value:
  Authorized 10,000,000 shares, issued
  1,762,800 shares                                18,129,472      18,129,472
 Class B common stock, no par value:
  Authorized 10,000,000 shares, issued
  and outstanding 1,594,076 shares                 1,034,679       1,034,679
 Retained earnings                                47,758,531      44,101,565
 Less treasury stock, Class A, at
  cost (387,000 shares at July 25, 1998
  and 447,000 shares at July 26, 1997)            (5,354,603)     (6,185,003)

    Total shareholders' equity                    61,568,079       57,080,713

                                                $138,508,484     $132,764,245

See notes to consolidated financial statements.



                  Consolidated Statements of Operations

                                            Years Ended
                                    July 25,        July 26,       July 27,
                                     1998           1997           1996
SALES                             $703,684,315   $688,860,873   $688,632,405
COST OF SALES                      528,076,028    518,006,209    518,251,470

GROSS MARGIN                       175,608,287    170,854,664    170,380,935

OPERATING AND ADMINISTRATIVE
 EXPENSE                           157,953,508    156,391,747    155,846,171
DEPRECIATION AND AMORTIZATION
 EXPENSE                             7,516,182      7,695,087      8,554,703

OPERATING INCOME                    10,138,597      6,767,830      5,980,061

INTEREST EXPENSE, net of interest
 income of $20,817, $7,321
 and $88,574                         3,122,199      3,322,510      3,615,667
GAIN ON DISPOSAL OF ASSETS                  --             --        942,125

INCOME BEFORE INCOME TAXES           7,016,398      3,445,320      3,306,519
PROVISION FOR INCOME TAXES           3,009,032      1,371,386      1,300,814

NET INCOME                      $    4,007,366  $   2,073,934  $   2,005,705

NET INCOME PER SHARE:
 BASIC                                   $1.36           $.71           $.69
 DILUTED                                 $1.34           $.71           $.69

See notes to consolidated financial statements.

              Consolidated Statements of Shareholders' Equity

                       Years Ended July 25, 1998,
                    July 26, 1997 and July 27, 1996


                  Class A              Class B
                Common Stock         Common Stock

                                                        Retained   Treasury
             Shares    Amount      Shares    Amount     Earnings    Stock
Balance,
 July 29,
  1995     1,762,800 $18,129,472 1,594,076 $1,034,679 $40,021,926 $(6,185,003)

Net
 Income          --          --        --         --    2,005,705         --

Balance,
 July 27,
  1996     1,762,800 $18,129,472 1,594,076 $1,034,679 $42,027,63  $(6,185,003)

Net
 Income          --          --         --         --   2,073,934         --

Balance,
 July 26,
  1997     1,762,800 $18,129,472 1,594,076 $1,034,679 $44,101,565 $(6,185,003)

Net
 Income          --          --         --          --  4,007,366         --

Exercise
 of 60,000
 stock
 options         --          --         --          --   (350,400)    830,400

Balance,
 July 25,
  1998     1,762,800 $18,129,472 1,594,076 $1,034,679 $47,758,531 $(5,354,603)

                     Consolidated Statements of Cash Flows

                                               Years Ended
                                  July 25, 1998   July 26, 1997  July 27, 1996
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net income                        $4,007,366     $2,073,934     $2,005,705
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization    7,516,182      7,695,087      8,554,703
    Deferred taxes                    (388,201)      (976,417)      (135,744)
    Provision to value inventories
     at LIFO                           136,410        292,563        473,537
   (Gain) on disposal of assets           --             --         (942,125)
   Changes in assets and liabilities:
    (Increase) in merchandise
     inventories                    (1,849,047)       (10,275)    (1,412,741)
    Decrease in patronage
     dividend receivable                80,025        434,686        199,498
    (Increase) in miscellaneous
     receivables                      (147,786)      (322,096)      (269,058)
    (Increase) decrease in prepaid
     expenses                            6,479        (22,882)        13,696
    Decrease in income taxes
     receivable                           --             --          459,873
    (Increase) in receivables and
     other assets                      (69,117)      (258,045)      (105,577)
    Increase (decrease) in accounts
     payable to related party          229,635      2,524,519       (967,633)
    Increase in accounts payable
     and accrued expenses              565,134      2,414,393      2,000,177
    Increase (decrease) in income
     taxes payable                    (327,264)        18,983        665,837

 Net cash provided by operating
  activities                         9,759,816     13,864,450     10,540,148

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures               (9,956,270)    (8,592,875)    (9,754,268)
 Investment in related party          (117,000)      (176,278)      (354,521)
 Proceeds from disposal of assets          --             --       1,237,905

 Net cash used in investing
  activities                       (10,073,270)    (8,769,153)    (8,870,884)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of
  long-term debt                     5,500,000     13,555,555            --
 Proceeds from exercise of
  stock options                        480,000            --             --
 Principal payments of
  long-term debt                    (4,257,514)   (17,625,172)    (8,080,409)

 Net cash provided by (used in)
  financing activities               1,722,486     (4,069,617)    (8,080,409)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                    1,409,032      1,025,680     (6,411,145)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                   4,269,819      3,244,139      9,655,284

CASH AND CASH EQUIVALENTS,
 END OF YEAR                        $5,678,851     $4,269,819     $3,244,139

See notes to consolidated financial statements.




               Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
Village Super Market, Inc. (the "Company") operates a chain of 22 ShopRite supermarkets in New Jersey and eastern Pennsylvania. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiary, which is wholly owned. Intercompany balances and transactions have been eliminated.

FISCAL YEAR:
The Company and its subsidiary utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 1998, 1997 and 1996 contain 52 weeks.

INDUSTRY SEGMENT:
The Company consists of one operating segment, the retail sale of food and non-food products.

RECLASSIFICATIONS:
Certain amounts have been reclassified in the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents includes interest-bearing, overnight deposits with Wakefern in the amount of $900,000 at July 26, 1997.

MERCHANDISE INVENTORIES:
Merchandise inventories are carried at cost, which is not in excess of market. Cost is determined as follows:
 Grocery and non-foods -- last-in, first-out (LIFO) (retail less departmental gross profit mark-up).
 Meat and all other perishables -- first-in, first-out (FIFO).
 Dairy and frozen foods -- FIFO (retail less departmental gross profit mark-up).

PROPERTY, EQUIPMENT AND FIXTURES:
Property, equipment and fixtures are recorded at cost. Interest cost incurred to finance construction is capitalized as part of such costs. Renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis over estimated useful lives of thirty years for buildings, ten years for store fixtures and equipment, and three years for vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the economic lives of the related assets.

When assets are sold or retired, their cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the consolidated financial statements.

STORE OPENING AND CLOSING COSTS:
All store opening costs are expensed as incurred. Provisions are made for losses resulting from store closings at the time of closing. This includes items such as future lease payments, net of expected sublease recovery, and charges to reduce assets to net realizable value.

LEASES:
Leases which meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight-line basis over the shorter of the related lease terms or the economic lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to affect constant rates of interest over the terms of the leases. Leases which do not qualify as capital leases are classified as operating leases, and related rentals are charged to expense as incurred.

GOODWILL:
Goodwill arising after October 31, 1970 is being amortized over forty years. The Company does not amortize goodwill amounting to approximately
$2,900,000 acquired prior to October 31, 1970 since, in management's opinion, the value of such intangibles has not diminished. Accumulated amortization of goodwill amounted to $3,339,370 and $3,073,090 at July 25, 1998 and July 26, 1997, respectively. The Company regularly assesses the recoverability of unamortized amounts of goodwill utilizing relevant cash flow and profitability information. The assessment of the recoverability of unamortized amounts will be impacted if estimated future operating cash flows are not achieved.

OTHER INTANGIBLES:
Other intangibles include the fair value of a favorable lease and trademarks acquired in a business acquisition. Other intangibles are being amortized over 20 years. Accumulated amortization of other intangibles amounted to $3,044,999 and $2,791,249 at July 25, 1998 and July 26, 1997, respectively.

INCOME TAXES:
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES:
In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
Cash and cash equivalents, miscellaneous receivables, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The carrying value of the Company's short-term and long-term mortgages and notes payable approximates the fair value based on the current rates available to the Company for similar instruments. As the Company's investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company's cost, it is not practicable to estimate the fair value of such stock.

IMPAIRMENT OF LONG-LIVED ASSETS:
In 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that certain assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of the adoption was not material.

NET INCOME PER SHARE:
During 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the presentation of both basic and diluted net income per share. Accordingly, all historical earnings per share data have been restated to conform to this new standard. The number of common shares outstanding for calculation of net income per share is as follows:

                                     1998           1997            1996
Weighted average shares
 outstanding - basic               2,949,860      2,909,876       2,909,876
Dilutive effect of employee
 stock options                        35,657         14,701             --
Weighted average
 shares outstanding - diluted      2,985,517      2,924,577       2,909,876


NOTE 2 -- INVENTORIES

Merchandise inventories are comprised as follows:

                                              July 25,             July 26,
                                                1998                 1997
Last-in, first-out (LIFO)                   $17,620,176         $16,350,616
First-in, first-out (FIFO)                    8,928,411           8,485,334

                                            $26,548,587         $24,835,950

If the FIFO method of inventory accounting had been used rather than LIFO, inventories would have been $7,715,040 and $7,578,630 higher than reported in 1998 and 1997, respectively.

NOTE 3 -- PROPERTY, EQUIPMENT AND FIXTURES

Property, equipment and fixtures are comprised as follows:

                                                July 25,           July 26,
                                                 1998               1997
Land and buildings                           $49,095,308        $48,818,539
Store fixtures and equipment                  55,882,372         57,444,535
Leasehold improvements                        23,910,164         19,528,793
Leased property under capital leases          11,268,667         12,374,544
Vehicles                                       1,009,092            945,250

                                             141,165,603        139,111,661
Less accumulated depreciation and
 amortization                                 67,834,136         68,756,062

Property, equipment and fixtures -- net      $73,331,467        $70,355,599

NOTE 4 -- RELATED PARTY INFORMATION
The Company's investment in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is less than 20% of the outstanding shares of Wakefern. The investment is pledged as collateral for any obligations to Wakefern. In addition, this obligation is personally guaranteed by the principal shareholders of the Company.
The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated.

The Company's merchandise payments to Wakefern approximated $523,415,000, $502,510,000 and $498,982,000 during fiscal years 1998, 1997 and 1996, respectively. Wakefern distributes as a "patronage dividend" to each member a share of earnings of Wakefern in proportion to the dollar volume of business done by the member with Wakefern during the year. Patronage dividends, which are recorded as a reduction of cost of sales, amounted to $7,489,000, $7,791,000 and $7,500,000 in fiscal 1998, 1997 and 1996, respectively.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern up to a maximum of $450,000. At
July 25, 1998 outstanding subscriptions totaled only $2,250. The Company anticipates an increase in fiscal 1999 of approximately $1,000,000 in this investment requirement, which the Company expects to be paid over three years. The Company will receive additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.


NOTE 5 -- MORTGAGES AND NOTES PAYABLE

                                                    July 25,       July 26
                                                     1998           1997
Term loan, principal payable in monthly
 installments of $55,556 with a final
 principal payment of $5,555,555 due
 April 1, 2001 (a)                                 $7,333,333     $8,000,000
Revolving credit notes (a)                          8,500,000      3,000,000
Senior unsecured notes                                     --        600,000
Mortgage note, interest at 10.19%
 payable semi-annually, due in three
 equal annual installments of $1,333,333
 beginning December 1, 1997, collateralized
 by certain land and building                       1,666,666      4,000,000
Note payable, interest at 7.16%, payable in
 monthly installments through December 2003,
 collateralized by certain equipment                1,949,611      2,253,086

                                                   19,449,610     17,853,086

Less current portion                                2,421,108      2,903,474

Noncurrent maturities                             $17,028,502    $14,949,612

Aggregate principal maturities of mortgages and notes as of July 25, 1998 are as follows:

                   Year ending July:
                        1999            $  2,421,108
                        2000               6,421,364
                        2001               6,947,220
                        2002                 975,011
                        2003               1,003,429

(a) On May 30, 1997, the Company entered into a new loan agreement to replace its expired agreement. The new loan agreement consists of three facilities:

    (1) A term loan (outstanding balance of $7,333,333 at July 25, 1998).
    (2) A three-year $13,000,000 revolving loan (outstanding balance of $4,500,000 at July 25, 1998) which can be used for any purpose except new store construction.
    (3) A three-year $11,000,000 convertible revolving loan (outstanding balance of $4,000,000 at July 25, 1998) to fund equipment purchases and store remodels. Amounts outstanding at the end of each of the three years convert to seven-year term loans with equal monthly principal payments.

These loans are secured by substantially all of the Company's assets. Indebtedness under this agreement bears interest at the prime rate or the Eurodollar rate, at the Company's option, plus applicable margins based on the Company's fixed charge coverage ratio. At July 25, 1998, $6,000,000 of the revolving credit loan bears interest at 7.16% and $2,500,000 bears interest at 8.5%.

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

At July 25, 1998, the Company was in compliance with all terms and covenants of all debt agreements. These agreements contain restrictive covenants which, among other matters, specify total debt levels, maintenance of net worth, fixed charge coverage ratios, limitation on payment of dividends and limitation of capital expenditures.

The revolving loan provides a maximum commitment for letters of credit of $3,000,000 ($1,700,000 outstanding at July 25, 1998) to secure obligations for the Company's self-insured workers' compensation claims.

Interest paid amounted to $3,172,692, $3,398,828 and $3,750,151 in 1998,
1997 and 1996, respectively.


NOTE 6 -- INCOME TAXES
The components of the provision for income taxes are:


                               1998           1997            1996
     Federal:
       Current             $2,623,462     $1,778,800        $883,713
       Deferred              (282,065)      (728,630)        119,653
     State:
       Current                773,771        569,003         552,845
       Deferred              (106,136)      (247,787)       (255,397)

                           $3,009,032     $1,371,386      $1,300,814

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                         July 25,         July 26,
                                          1998             1997
Deferred tax liabilities:
 Tax over book depreciation            $4,762,837       $5,094,475
 Patronage dividend receivable            833,963          818,249
 Other                                    557,119          564,588

 Total deferred tax liabilities         6,153,919        6,477,312

Deferred tax assets:
 Amortization of capital leases         1,741,614        1,707,437
 Other                                  1,391,673        1,205,205

 Total deferred tax assets              3,133,287        2,912,642

 Net deferred tax liability            $3,020,632       $3,564,670

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management's opinion, in view of the Company's previous, current and projected taxable income, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 25, 1998 and July 26, 1997.

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                    1998     1997     1996
 Statutory federal income tax rate                  34.0%    34.0%    34.0%
 Targeted jobs tax credit                             --       --     (3.3)
 Amortization of intangibles                         1.3      2.9      2.7
 State income taxes, net of federal tax benefit      6.3      6.2      5.9
 Other                                               1.3     (3.3)      --

 Effective income tax rate                          42.9%    39.8%    39.3%

Income taxes paid amounted to $3,754,586, $2,328,820 and $769,580 in fiscal 1998, 1997 and 1996, respectively.


NOTE 7 -- LONG-TERM LEASES

DESCRIPTION OF LEASING ARRANGEMENTS:
The Company conducts a major part of its operations from leased facilities, with the majority of initial lease terms ranging from 20 to 30 years. All of the Company's leases expire through fiscal 2059.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consisted of the following at July 25, 1998:

                                              Capital         Operating
                                               Leases           Leases
               1999                         $ 1,810,980      $ 3,766,678
               2000                           1,822,395        3,677,784
               2001                           1,737,544        3,547,581
               2002                           1,688,376        2,959,639
               2003                           1,688,376        2,696,900
              Thereafter                     12,738,152       23,475,198

Minimum lease payments                       21,485,823      $40,123,780

Less amount representing interest            12,405,307

Present value of minimum lease payments     $ 9,080,516

The following schedule shows the composition of total rental expense under operating leases for the following periods:

                                    1998           1997           1996
     Minimum rentals             $3,795,635     $3,648,642     $3,429,223
     Contingent rentals             670,337        587,141        537,593

                                 $4,465,972     $4,235,783     $3,966,816

RELATED PARTY LEASES:
The Company currently leases three supermarkets and its office facility from realty firms partly or wholly-owned by officers of the Company. The Company paid aggregate rentals under these leases, including minimum rent and contingent rent, of approximately $1,191,000, $1,163,000 and $1,136,000 for fiscal years 1998, 1997 and 1996, respectively. In addition, two supermarkets are leased from partnerships in which the Company is a partner.


NOTE 8 -- COMMON STOCK

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

The Company had two stock option plans during fiscal 1998. The 1987 Incentive and Non-Statutory Stock Option Plan authorized 150,000 shares of the Company's Class A common stock to be granted to officers and employees of the Company. All options granted under this plan were at an exercise price equal to the fair value at the date of grant. There were no transactions in fiscal 1997 and 1996 in this plan. During fiscal 1998, 60,000 options were exercised at a price of $8.00 per share. The remaining 70,000 options, also priced at $8.00, expired on December 6, 1997.

On December 5, 1997, the shareholders of the Company approved the 1997 Incentive and Non-Statutory Stock Option Plan. This Plan provides for the granting of options or stock appreciation rights to purchase up to 250,000 shares of the Company's Class A common stock by officers, employees and directors of the Company as designated by the Board of Directors.
The Plan requires incentive stock options to be granted at exercise prices equal to the fair market value of the Company's stock at the date of grant (110% if the optionee holds more than 10% of the voting stock of the Company), while non-statutory options may be granted at an exercise price less than market value. During fiscal 1998, 219,000 options were granted at an exercise price of $10.00 per share, which was the fair value at the date of the grants. All 219,000 options remain outstanding at July 25, 1998. At July 25, 1998, 103,000 non-statutory stock options are exercisable. During fiscal 1999, 116,000 incentive stock options will become exercisable. All options are exercisable up to 10 years from the date of this grant.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applied APB Opinion 25's intrinsic value method of accounting for stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee may pay to acquire the stock. As all stock options have been granted at fair market value at the date of grant, no compensation expense has been recorded in the Company's consolidated financial statements.

If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, fiscal 1998 pro forma results would be reduced to the following amounts: net income - $3,475,000; net income per share, basic - $1.18; and net income per share diluted - $1.16. There would be no effect on pro forma 1997 and 1996 results. The fair value of options granted was estimated at $3.57 using the Black-Scholes Option Pricing Model with the following assumptions used for fiscal 1998 grants: risk-free interest rate of 6.0%; expected life of 6 years; expected dividend rate of zero; and expected volatility of 20.9%.


NOTE 9 -- PENSION PLANS

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


Net periodic pension cost for the three plans included the following components:

                                     1998            1997             1996
 Service cost                      $592,441        $488,167         $484,461
 Interest cost on projected
   benefit obligation               562,615         499,282          466,819
 Return on plan assets           (1,441,535)     (1,676,672)        (637,724)
 Net amortization and deferral      755,835       1,131,839          157,823

 Net periodic pension cost         $469,356        $442,616         $471,379

The funded status of the three pension plans is reconciled to accrued pension cost as follows:

                                                 July 25,          July 26,
                                                  1998              1997
 Plan assets at fair value                      $9,074,481        $7,610,382

 Actuarial present value of benefit
  obligations:
   Vested benefits                               7,266,850         5,919,122
   Non-vested benefits                              59,558            68,742

   Accumulated benefit obligations               7,326,408         5,987,864
 Effect of future increases
    in compensation levels                       1,558,347         1,148,282

   Projected benefit obligation                  8,884,755         7,136,146

 Projected benefit obligation less
    than plan assets                               189,726           474,236
 Unrecognized prior service cost                   262,089           305,055
 Unrecognized net gain                            (394,755)         (646,745)
 Remaining unrecognized net asset
      at July 25, 1987 (amortized over
      15 to 18 years)                             (248,534)         (310,979)
 Additional liability                             (159,706)         (144,491)

      Accrued pension cost                     $  (351,180)       $ (322,924)

Plan assets are invested principally in government securities, common stocks and mutual funds.

Assumptions used in determining the net fiscal 1998, 1997 and 1996 periodic pension cost were:

 Assumed discount rate                               7.25 to 8.0%
 Assumed rate of increase in compensation levels     4%
 Expected rate of return on plan assets              8.0 to 8.5%

The Company also participates in several multiemployer pension plans for which the fiscal 1998, 1997 and 1996 contributions were $1,722,000, $1,731,000, and $1,748,000, respectively.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

The Company is under contract to purchase a tract of land on which it plans to construct a superstore. Costs incurred related to this project are included in other assets as the Company believes such costs will be recoverable from the development of the property.

The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that insurance coverage is adequate and final disposition should not materially affect the consolidated financial position of the Company.



Independent Auditors' Report

The Board of Directors and Shareholders
Village Super Market, Inc.:

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 25, 1998 and July 26, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended
July 25, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiary as of July 25, 1998 and July 26, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 25, 1998 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP
Short Hills, New Jersey
October 1, 1998




Stock Price and Dividend Information


The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "VLGEA." The table below sets forth the high and low last reported sales price for the fiscal year indicated.

                 Class A Stock

                   High       Low
1998
  4th Quarter     16-1/2     13-1/4
  3rd Quarter     14-1/4     11
  2nd Quarter     10-3/4     9-1/4
  1st Quarter     9-3/4      8-3/4

1997
  4th Quarter     9-1/4      8-1/2
  3rd Quarter     10-1/4     8-1/2
  2nd Quarter     10-1/2     9
  1st Quarter     10-1/4     8-1/2

As of September 30, 1998, there were 468 holders of record of the Company's Class A common stock.

No dividends were paid during fiscal 1998 and 1997.



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