Form 10-Q
period 1998-10-24
VILLAGE SUPER MARKET INC
filed 1998-12-02
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 24, 1998

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

                                               November 20, 1998
      Class A Common Stock, No Par Value       1,375,800 Shares
      Class B Common Stock, No Par Value       1,594,076 Shares



                           VILLAGE SUPER MARKET, INC.

                                    INDEX
PART I                                                          PAGE NO.

FINANCIAL INFORMATION

Item 1.    Financial Statements

            Consolidated Condensed Balance Sheets                   3

            Consolidated Condensed Statements of Income             4

            Consolidated Condensed Statements of Cash Flows         5

            Notes to Consolidated Condensed Financial Statements    6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7-9



PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                       10

            Signatures                                             11

            Exhibit 28(a)                                          12




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)

                                                October 24,     July 25,
                                                   1998           1998
ASSETS
Current assets
 Cash and cash equivalents                       $  5,149       $  5,679
 Merchandise inventories                           28,327         26,549
 Patronage dividend receivable                      3,072          1,969
 Miscellaneous receivables                          4,461          3,416
 Other current assets                                 817            778
  Total current assets                             41,826         38,391

Property, equipment and fixtures, net              74,637         73,331

Investment in related party                        10,470         10,468

Goodwill, net                                      10,006         10,073

Other intangibles, net                              1,967          2,030

Other assets                                        4,229          4,215

    TOTAL ASSETS                                 $143,135       $138,508


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt               $   2,925      $  2,830
 Accounts payable to related party                  26,991        27,370
 Accounts payable and accrued expenses              15,985        17,583
 Income taxes payable                                1,132           290
    Total current liabilities                       47,033        48,073

Long-term debt, less current portion                30,262        25,700
Deferred income taxes                                3,092         3,167
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                          18,129        18,129
 Class B common stock - no par value,
   issued & outstanding 1,594,076 shares             1,035         1,035
Retained earnings                                   48,939        47,759
Less cost of treasury shares - (387,000 shares)     (5,355)       (5,355)

    Total shareholders' equity                      62,748        61,568

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $143,135      $138,508

See accompanying Notes to Consolidated Condensed Financial Statements.



                             VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)


                                   13 Weeks Ended        13 Weeks Ended
                                  October 24, 1998      October 25, 1997
Sales                               $   178,058           $   169,888

Cost of sales                           132,941               127,776

Gross margin                             45,117                42,112

Operating and administrative
 expense                                 40,374                38,723

Depreciation and amortization
 expense                                  1,929                 1,764

Operating income                          2,814                 1,625

Interest expense                            779                   809

Income before income
 taxes                                    2,035                   816

Provision for income taxes                  855                   351

Net income                          $     1,180           $       465

Net income per share:
  Basic                             $       .40           $       .16
  Diluted                           $       .39           $       .16


See accompanying Notes to Consolidated Condensed Financial Statements.


                        VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)


                                           13 Wks. Ended     13 Wks. Ended
                                           Oct. 24, 1998     Oct. 25, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   1,180        $      465
  Adjustments to reconcile net income
   to net cash used by
   operating activities:
  Depreciation and amortization                   1,929             1,764
  Deferred taxes                                    (75)           (  150)
  Provision to value inventories at LIFO            125               150
  Changes in assets and liabilities:
   (Increase) in inventory                       (1,903)           (  552)
   (Increase) in patronage dividend
     receivable                                  (1,103)           (1,241)
   (Increase) in misc. receivables               (1,045)           (  272)
   (Increase) in other current assets            (   39)           (   15)
   (Increase) in other assets                    (   14)           (   14)
   (Decrease) in accounts
     payable to related party                    (  379)           (1,359)
   (Decrease) in accounts payable and
     accrued expenses                            (1,598)           (  523)
   Increase (decrease) in income
     taxes payable                                  842            (   48)

Net cash used by operating
 activities                                      (2,080)           (1,795)


CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                           (3,105)           (1,696)
  Investment in related party                    (    2)           (   29)

Net cash used by investing activities            (3,107)           (1,725)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt          5,000             5,000
Principal payments of long-term debt             (  343)           (  923)

Net cash provided by financing
  activities                                      4,657             4,077

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (  530)              557
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             5,679             4,270

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $   5,149           $ 4,827

See accompanying Notes to Consolidated Condensed Financial Statements.



                       VILLAGE SUPER MARKET, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of October 24, 1998 and July 25, 1998 and the results of operations and cash flows for the periods ended October 24, 1998 and October 25, 1997.

          The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 1998 Village Super Market, Inc. Annual Report.

     2. The results of operations for the period ended October 24, 1998 are not necessarily indicative of the results to be expected for the full year.

     3. At both October 24, 1998 and July 25, 1998, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,840,000 and $7,715,000 higher than reported at October 24, 1998 and July 25, 1998 respectively.

     4. During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the presentation of both basic and diluted net income per share. The number of common shares outstanding for calculation of net income per share is as follows:

                                   October 24,    October 25,
                                      1998           1997
   Weighted average shares
    outstanding - basic             2,969,876      2,909,876
   Dilutive effect of
    employee stock options             87,310         14,667
   Weighted average shares
    outstanding - diluted           3,057,186      2,924,543


ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sales in the first quarter were $178,058,000, which represents a same store sales increase of 4.8% from the prior year. This acceleration in same store sales growth from the 2.8% experienced in the fourth quarter of the prior year is a result of the introduction of double coupons in northern New Jersey during the current quarter. On September 6, 1998, the Company, as well as most supermarket competitors, began offering to double the value of manufacturer coupons in the 16 stores in northern New Jersey where it previously had not offered double coupons.

     Gross margin as a percentage of sales increased to 25.3% from 24.8% in the prior year. Gross margin percentages improved in most selling departments when compared to the prior year. This is in part due to a reduction in sale items penetration as a result of offering double coupons.

     Operating and administrative expenses as a percentage of sales declined to 22.7% from 22.8% in the prior year. This improvement was primarily a result of the effect of spreading fixed costs over a greatly improved sales base slightly exceeding the increased costs of double coupon expense in the current quarter.

     The increase in net income of 154% for the quarter is primarily attributable to the 4.8% sales increase and the substantially improved gross margin percentage.


LIQUIDITY AND FINANCIAL RESOURCES

     Current liabilities exceeded current assets by $5,207,000 at October 24, 1998 compared to $9,682,000 at July 25, 1998. The current ratio increased to .89 at October 24, 1998 from .80 at July 25, 1998. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

     During the quarter, $5,000,000 of additional borrowings under the Company's credit facilities were used to fund capital expenditures of $3,105,000, to make principal payments on long term debt of $343,000 and to fund cash used by operations. The majority of capital expenditures in the quarter related to the expansion and remodel of the Livingston store, which is nearly complete.

     At October 24, 1998, $13,500,000 was outstanding of the
Company's total available credit facility of $24,000,000.  The
Company was in full compliance with all terms and restrictive covenants of all debt agreements at October 24, 1998.


YEAR 2000:

     The Company is participating with Wakefern Food Corporation ("Wakefern"), the retailer owned food cooperative to which it belongs and its principal supplier, in a comprehensive assessment of its information technology systems ("IT Systems") and its process control and other systems that include micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the Year 2000
("Y2K") issue.

     The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT Systems that are considered critical to its business operations. At present, the Company has implemented its cash and sales and payroll applications, and will implement the general ledger and accounts payable applications in late 1998. Some in-store IT Systems are currently Y2K compliant. Others, including receiving, labor management, pharmacy and electronic payments, are at various stages of implementation or testing. The Company anticipates that all critical IT Systems will be Y2K complaint before the end of 1999.

     The Company has substantially completed an inventory of its Non-IT Systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a structure. The systems have been prioritized and assessed for compliance. Ongoing testing and implementation of any remediation required for the Non-IT Systems will be performed throughout 1999.

     The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse affect on continuing operations.
All Y2K costs are being expensed as incurred.

     The Company is in the process of developing contingency plans for those areas which may be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties, including Wakefern, to be Y2K compliant could result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Company.


Forward-Looking Statements:

     This Form 10-Q to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, Y2K issues relating to computer applications, and other risk factors detailed herein and in other filings of the Company.


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     6(a)	Exhibits

            Exhibit 28(a) - Press Release dated November 20, 1998.


    6(b)    Reports on Form 8-K.


            None



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Village Super Market, Inc.
                                     Registrant



Date:  November 24, 1998             /s/ Perry Sumas
                                         Perry Sumas
                                        (President)




Date:  November 24, 1998             /s/ Kevin R. Begley
                                         Kevin R. Begley
                                        (Chief Financial Officer)



EXHIBIT 28(a)


                      VILLAGE SUPER MARKET, INC.
              REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                         OCTOBER 24, 1998

Contact:  Kevin Begley, C.F.O.
          (973) 467-2200 - Ext. 220

     Springfield, New Jersey - November 20, 1998 - Village Super
Market, Inc. reported sales and net income for the first quarter ended October 24, 1998, Perry Sumas, President announced today.

     Net income was $1,180,000 ($.39 per diluted share) in the first quarter of fiscal 1999, an increase of 154% from the prior year. First quarter sales were $178,058,000, a same store sales increase of 4.8% from the prior year. The significant increase in first quarter net income was due to the strong improvement in same store sales and substantially increased gross margin percentages.

     Sales increased above the previous trend primarily due to the introduction of double coupons into northern New Jersey, where 16 of the Company's stores operate, approximately midway through the first quarter. Gross margin percentages increased in many of the Company's selling departments, leading to an overall increase in gross margin percentages of .5%. Operating expenses as a percentage of sales declined slightly as the effect of spreading costs over the much improved sales base slightly exceeded the increased cost from the doubling of manufacturer coupons.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.
The following table summarizes Village's results for the quarter ended October 24, 1998:

[CAPTION]

                                   13 Weeks Ended   13 Weeks Ended
                                  October 24, 1998  October 25, 1997
Sales                               $178,058,000      $169,888,000
Net Income                          $  1,180,000      $    465,000
Net Income Per Share - Basic        $        .40      $        .16
Net Income Per Share - Diluted      $        .39      $        .16