Form 10-Q
period 1999-01-23
VILLAGE SUPER MARKET INC
filed 1999-03-02
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended:  January 23, 1999

                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


                            VILLAGE SUPER MARKET, INC.

              (Exact name of registrant as specified in its charter)

NEW JERSEY                                          22-1576170
(State of other jurisdiction of incorporation       (I. R. S. Employer
 or organization)                                    Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY       07081
(Address of principal executive offices)         (Zip Code)

(973) 467-2200
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X_         No  __

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                February 24, 1999
     Class A Common Stock, No Par Value         1,380,500 Shares
     Class B Common Stock, No Par Value         1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.




                        VILLAGE SUPER MARKET, INC.

INDEX


PART I                                                       PAGE NO.

FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets                 3

            Consolidated Condensed Statements of Income           4

            Consolidated Condensed Statements of Cash Flows       5

            Notes to Consolidated Condensed Financial Statements  6



Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                7-10



PART II

OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                      11

           Signatures                                            12

           Exhibit 28(a)                                         13

           Exhibit 28(b)                                         14




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           VILLAGE SUPER MARKET, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                       January 23,     July 25,
                                                           1999          1998
ASSETS
Current assets
 Cash and cash equivalents                              $ 12,023       $ 5,679
 Merchandise inventories                                  29,229        26,549
 Patronage dividend receivable                               391         1,969
 Miscellaneous receivables                                 4,353         3,416
 Other current assets                                        773           778
     Total current assets                                 46,769        38,391

Property, equipment and fixtures, net                     74,120        73,331

Investment in related party                               10,494        10,468

Goodwill, net                                              9,939        10,073

Other intangibles, net                                     1,903         2,030

Other assets                                               4,601         4,215

    TOTAL ASSETS                                        $147,826      $138,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                      $  2,017      $  2,830
 Accounts payable to related party                        29,784        27,370
 Accounts payable and accrued expenses                    20,197        17,583
 Income taxes payable                                        371           290
    Total current liabilities                             52,369        48,073

Long-term debt, less current portion                      28,419        25,700
Deferred income taxes                                      3,017         3,167
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                                18,129        18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding                   1,035         1,035
 Retained earnings                                        50,147        47,759
 Less cost of treasury shares
   (382,300 shares at January 23, 1999
   and 387,000 shares at July 25, 1998)                   (5,290)       (5,355)

    Total shareholders' equity                            64,021        61,568

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $147,826      $138,508

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands Except Per Share Amounts)


                   13 Wks End       13 Wks End     26 Wks End    26 Wks End
                   Jan 23,1999      Jan 24,1998    Jan 23,1999   Jan 24,1998

Sales               $   192,633     $   182,700    $   370,692    $  352,588

Cost of sales           143,585         137,623        276,526       265,399

Gross margin             49,048          45,077         94,166        87,189

Operating and
 administrative
 expense                 44,276          40,500         84,650        79,222

Depreciation and
 amortization
  expense                 1,863           1,791          3,792         3,556

Operating income          2,909           2,786          5,724         4,411

Interest expense            796             808          1,575         1,617

Income before
 income taxes             2,113           1,978          4,149         2,794

Provision for income
 taxes                      888             851          1,743         1,202


Net Income            $   1,225       $   1,127       $  2,406      $  1,592

Net income
 per share:
  Basic               $     .41       $     .38       $     .81     $    .54
  Diluted             $     .40       $     .38       $     .79     $    .54

See accompanying Notes to Consolidated Condensed Financial Statements.


                          VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                              26 Wks Ended    26 Wks Ended
                                             Jan. 23, 1999   Jan. 24, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    2,406      $   1,592
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                     3,792          3,556
  Deferred taxes                                 (    150)       (   300)
  Provision to value inventories at LIFO              250            225
  Changes in assets and liabilities:
   (Increase) in inventory                        ( 2,930)       (   745)
   Decrease in patronage dividend
    receivable                                      1,578          1,511
   (Increase) in misc. receivables                (   937)       (   875)
   (Increase) decrease in other
     current assets                                     5        (     9)
   (Increase) in other assets                     (   386)       (    28)
   Increase in accounts
    payable to related party                        2,414          2,330
   Increase in accounts payable and
     accrued expenses                               2,614            919
   Increase (decrease) in income taxes payable         81        (   218)

Net cash provided by operating
 activities                                         8,737          7,958

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                              ( 4,320)        (4,430)
Investment in related party                       (    26)        (   58)
Net cash used by investing activities             ( 4,346)        (4,488)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt            3,931          1,000
Proceeds from exercise of stock options
 (4,700 in 1999 and 60,000 in 1998)                    47            480
Principal payments of long-term debt              ( 2,025)        (3,583)
Net cash provided (used) by financing
 activities                                         1,953         (2,103)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                               6,344          1,367

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                5,679          4,270

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $  12,023      $   5,637


See accompanying Notes to Consolidated Condensed Financial Statements.



                      VILLAGE SUPER MARKET, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of January 23, 1999 and July 25, 1998 and the results of operations and cash flows for the periods ended January 23, 1999 and January 24, 1998.

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 25, 1998 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended January 23, 1999 are not necessarily indicative of the results to be expected for the full year.

3. At both January 23, 1999 and July 25, 1998 approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $7,965,000 and $7,715,000 higher than reported at January 23, 1999 and July 25, 1998, respectively.

4. During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the presentation of both basic and diluted net income per share. The number of common shares outstanding for calculation of net income per share is as follows:

                                  13 Wks Ended            26 Wks Ended
                                1/23/99   1/24/98       1/23/99    1/24/98
Weighted Average
Shares Outstanding - Basic     2,970,824  2,949,810     2,970,350  2,929,843
Dilutive Effect of Employee
Stock Options                     68,418      9,040        77,864     11,854
Weighted Average Shares
Outstanding - Diluted          3,039,242  2,958,850     3,048,214  2,941,697


ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales in the second quarter of fiscal 1999 were $192,633,000, which represents a same store sales increase of 5.4% from the prior year. Sales for the six month period were $370,692,000, a same store sales increase of 5.1%. This acceleration in same store sales growth for the quarter and six month period is a result of the introduction of double coupons in northern New Jersey during the current fiscal year. On September 6, 1998, the Company, as well as most supermarket competitors, began offering to double the value of manufacturer coupons in the 16 stores in northern New Jersey where it previously had not been doubled.

     Gross margin as a percentage of sales increased to 25.5% and 25.4%, respectively, in the quarter and six month periods ended January 23, 1999 compared with 24.7% in both the quarter and six month periods of fiscal 1998. Gross margin percentages improved in most selling departments when compared to the prior year. This is in part due to a reduction in sale item penetration as a result of offering double coupons.

     Operating and administrative expenses as a percentage of sales for the quarter and six months increased to 23.0% and 22.8%, respectively, compared with 22.2% and 22.5%, respectively, in the corresponding prior year periods. These increases are a result of increased costs associated with double couponing and other promotional activities in the current quarter.

     Net income increased 8.7% in the quarter to $1,225,000. This increase is primarily attributable to the 5.4% same store sales increase and the substantially improved gross margin percentage, offset by the increase in costs resulting from double couponing and other marketing efforts.


LIQUIDITY AND FINANCIAL RESOURCES

     Current liabilities exceeded current assets by $5,600,000 at January 23, 1999 compared to $9,682,000 at July 25, 1998. The current ratio increased to .89 at January 23, 1999 from .80 at July 25, 1998.
The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

     During the six month period, $3,900,000 of additional borrowings and $8,700,000 of cash provided by operations were used to fund capital expenditures of $4,300,000 and to make principal payments on long term debt of $2,000,000. In addition, cash increased $6,300,000 in the six month period. The majority of capital expenditures in the six month period related to the expansion and remodel of the Livingston store, which is substantially complete.

     At January 23, 1999, $10,000,000 was outstanding of the Company's total available credit facility of $24,000,000. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at January 23, 1999.


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

The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT Systems that are considered critical to its business operations. At present, the Company has implemented its cash and sales, payroll, general ledger and accounts payable applications. Some in-store IT Systems are currently Y2K compliant. Others, including receiving, labor management, pharmacy and electronic payments, are at various stages of implementation or testing. The Company anticipates that all critical IT Systems will be Y2K complaint before the end of 1999.

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

The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse affect on continuing operations. All YK2 costs are being expensed as incurred.

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



PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


	6 (a)	Exhibits

            Exhibit 28 (a)- Press Release dated February 26, 1999.

            Exhibit 28 (b)- First Quarter Report to Shareholders
                             dated December 11, 1998.


     	 6 (b)  Reports on Form 8-K.

              None



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Village Super Market, Inc.
                                         Registrant



Date:  February 26, 1999                 /s/ Perry Sumas
                                             Perry Sumas
                                             (President)


Date:  February 26, 1999                 /s/ Kevin R. Begley
                                             Kevin R. Begley
                                             (Chief Financial Officer)



Exhibit 28(a)


                        VILLAGE SUPER MARKET, INC.
          REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                           JANUARY 23, 1999

 Contact:   Kevin Begley, C. F. O.
            (973) 467-2200 - Ext. 220

     Springfield, New Jersey - February 26, 1999 - Village Super Market, Inc. reported sales and net income for the second quarter ended January 23, 1999, Perry Sumas, President announced today.

     Net income was $1,225,000 ($.40 per diluted share) in the second quarter of fiscal 1999, an increase of 9% from the prior year. Sales in the second quarter were $192,633,000, a same store sales increase of 5.4%.

     Sales increased above the previous trend primarily due to the introduction of double coupons into northern New Jersey, where 16 of the Company's stores operate, in September 1998. Net income improved in the quarter due to the same stores sales increase and a substantial improvement in gross margin percentages, partially offset by increased costs from the doubling of manufacturer coupons and other promotional activities.

     For the six month period, sales were $370,692,000, an increase of 5.1% from the prior year. Net income for the six month period was $2,406,000 ($.79 per share), an increase of 51% from the prior year.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and six months ended January 23, 1999:

                                    January 23, 1999     January 24, 1998
                                               13 Weeks Ended
Sales                                $192,633,000         $182,700,000
Net Income                           $  1,225,000         $  1,127,000
Net Income Per Share - Basic         $        .41         $        .38
Net Income Per Share - Diluted       $        .40         $        .38

                                               26 Weeks Ended
Sales                                $370,692,000         $352,588,000
Net Income                           $  2,406,000         $  1,592,000
Net Income Per Share - Basic         $        .81         $        .54
Net Income Per share - Diluted       $        .79         $        .54


Exhibit 28(b)



F     To Our Shareholders:

I The Company had net income of $1,180,000 ($.39 per diluted share) in the first quarter ended October 24, 1998, an increase of 154% from the
R prior year. The significant increase in net income was due to a strong increase in same store sales and substantially improved gross
S     margin percentages.

T Sales in the first quarter were $178,058,000, a same store sales increase of 4.8%. This acceleration in same store sales growth above the recent trend is a result of the introduction of double coupons in northern New Jersey on September 6, 1998.

Q Gross margin as a percentage of sales increased to 25.3% from 24.8% in the prior year. Gross margin percentages improved in most selling
U departments. This is in part due to a reduction in sale item penetration as a result of offering double coupons.
A
      Operating and administrative expenses as a percentage of sales declined
R to 22.7% from 22.8% in the prior year. The improvement was primarily a result of the effect of spreading fixed costs over the much improved
T sales base slightly exceeding the increased cost from the doubling of manufacturer coupons.
E
      Capital expenditures in the quarter were $3,105,000.  The majority of
R capital expenditures in the quarter related to the expansion and remodel of the Livingston store, which is nearly complete.

R The following table summarizes Village's results for the quarter ended October 24, 1998:
E
                                    Respectfully,
P                       Perry Sumas               James Sumas
                        President                 Chairman of the Board
O

R      December 11, 1998

T


                                    INCOME STATEMENT DATA

                                 13 Wks Ended         13 Wks Ended
                                 Oct.24, 1998         Oct. 25, 1997
Sales                            $178,058,000         $169,888,000
Net Income                       $  1,180,000         $    465,000
Net Income Per Share - Basic     $        .40         $        .16
Net Income Per Share - Diluted   $        .39         $        .16



                                     BALANCE SHEET COMPARISONS

                                 Oct. 24, 1998		      July 25, 1998

Current Assets                  $  41,826,000         $ 38,391,000
Current Liabilities             $  47,033,000         $ 48,073,000
Net Working Capital (Deficit)   $(  5,207,000)        $( 9,682,000)
Long Term Debt                  $  30,262,000         $ 25,700,000
Stockholders' Equity            $  62,748,000         $ 61,568,000