Form 10-Q
period 1999-04-24
VILLAGE SUPER MARKET INC
filed 1999-06-04
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   April 24, 1999

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


                        VILLAGE SUPER MARKET, INC.

           (Exact name of registrant as specified in its charter)

NEW JERSEY                                    22-1576170
State of other jurisdiction of               (I.R.S. Employer or
 incorporation                     	          organization or
                                              Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY  07081
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

                                            May 28, 1999
Class A Common Stock, No Par Value         1,385,500 Shares
Class B Common Stock, No Par Value         1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.




                   VILLAGE SUPER MARKET, INC.

INDEX


PART I                                            PAGE NO.

FINANCIAL INFORMATION


Item 1.     Financial Statements

 Consolidated Condensed Balance Sheets                  3

 Consolidated Condensed Statements of Income            4

 Consolidated Condensed Statements of Cash Flows        5

 Notes to Consolidated Condensed Financial Statements   6



Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                           7 - 10



PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K           11

            Signatures                                 12

            Exhibit 28(a)                              13

            Exhibit 28(b)                              14



                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)

                                                 April 24,    July 25,
                                                   1999        1998
ASSETS
Current assets
 Cash and cash equivalents                       $ 7,739      $ 5,679
 Merchandise inventories                          28,373       26,549
 Patronage dividend receivable                     1,010        1,969
 Miscellaneous receivables                         3,580        3,416
 Other current assets                              1,117          778
     Total current assets                         41,819       38,391

Property, equipment and fixtures, net             73,747       73,331

Investment in related party                       10,572       10,468

Goodwill, net                                      9,873       10,073

Other intangibles, net                             1,840        2,030

Other assets                                       4,613        4,215

    TOTAL ASSETS                                $142,464     $138,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt              $  2,087     $  2,830
 Accounts payable to related party                26,150       27,370
 Accounts payable and accrued expenses            18,919       17,583
 Income taxes payable                               -             290
    Total current liabilities                     47,156       48,073

Long-term debt, less current portion              27,410       25,700
Deferred income taxes                              2,942        3,167
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                        18,129       18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding           1,035        1,035
 Retained earnings                                51,012       47,759
 Less cost of treasury shares
   (377,300 shares at April 24, 1999
   and 387,000 shares at July 25, 1998)           (5,220)      (5,355)

    Total shareholders' equity                    64,956       61,568

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $142,464     $138,508

See accompanying Notes to Consolidated Condensed Financial Statements.

                         VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Amounts)



                13 Wks. Ended  13 Wks. Ended  39 Wks. Ended  39 Wks. Ended
                Apr. 24, 1999  Apr. 25, 1998  Apr. 24, 1999  Apr. 25, 1998
Sales           $   182,096    $   169,594    $   552,788    $  522,182

Cost of sales       135,282        126,765        411,808       392,164

Gross margin         46,814         42,829        140,980       130,018

Operating and
 administrative
 expense             42,665         38,727        127,315       117,933

Depreciation and
 amortization
  expense             1,894          1,975          5,686        5,529

Operating income      2,255          2,127          7,979        6,556

Interest expense        730            745          2,305        2,380

Income before
 income taxes         1,525          1,382          5,674        4,176

Provision for
 Income taxes           640            594          2,383        1,796

Net Income          $   885        $   788      $   3,291    $   2,380

Net income
 per share:
  Basic             $  .30         $   .27      $    1.11    $     .81
  Diluted           $  .29         $   .26      $    1.08    $     .80

See accompanying Notes to Consolidated Condensed Financial Statements.

                        VILLAGE SUPER MARKET, INC.
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)

                                      39 Wks Ended    39 Wks Ended
                                      Apr. 24, 1999   Apr. 25, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $  3,291      $   2,380
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization              5,686          5,529
  Deferred taxes                          (    225)     (     500)
  Provision to value inventories at LIFO       400            225
  Changes in assets and liabilities:
   (Increase) in inventory                (  2,224)     (   1,578)
   Decrease in patronage dividend
    receivable                                 959            826
   (Increase) in misc. receivables        (    164)     (     403)
   (Increase) in other current assets     (    339)     (       5)
   (Increase) in other assets             (    398)     (      53)
   (Decrease) in accounts payable to
    related party                         (  1,220)     (     949)
   Increase in accounts payable and
     accrued expenses                        1,336            461
   (Decrease) in income taxes payable    (     290)     (     280)
Net cash provided by operating
 activities                                  6,812          5,653


CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                     (   5,712)     (   7,098)
Investment in related party              (     104)     (      87)
Net cash used by investing activities    (   5,816)     (   7,185)


CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term
 debt                                        3,431          4,700
Proceeds from exercise of stock
 options(9,700 in 1999 and 60,000
 in 1998)                                       97            480
Principal payments of long-term debt      (  2,464)      (  3,918)
Net cash provided by financing
 activities                                  1,064          1,262

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            2,060       (    270)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                   5,679          4,270

CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                  $   7,739       $  4,000


See accompanying Notes to Consolidated Condensed Financial Statements.



                       VILLAGE SUPER MARKET, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of April 24, 1999 and July 25, 1998 and the results of operations and cash flows for the periods ended April 24, 1999 and April 25, 1998.

      The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 25, 1998 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended April 24, 1999 are not necessarily indicative of the results to be expected for the full year.

3. At both April 24, 1999 and July 25, 1998 approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $8,115,000 and $7,715,000 higher than reported at April 24, 1999 and July 25, 1998, respectively.

4. During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the presentation of both basic and diluted net income per share. The number of common shares outstanding for calculation of net income per share is as follows:

                           13 Wks Ended        39 Wks Ended
                         4/24/99 - 4/25/98    4/24/99-4/25/98
Weighted Average
 Shares
 Outstanding -
 Basic                  2,979,136  2,969,876   2,973,279  2,943,187
Dilutive Effect
 of Employee
 Stock Options             56,971     50,538      70,900     24,748
Weighted Average
 Shares Outstanding
 - Diluted              3,036,107  3,020,414   3,044,179  2,967,935


ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sales in the third quarter of fiscal 1999 were $182,096,000, which represents a same store sales increase of 7.4% from the prior year. Sales for the nine month period were $552,788,000, a same store sales increase of 5.9%. This acceleration in same store sales growth for the quarter and nine month period is a result of the introduction of double coupons in northern New Jersey during the current fiscal year. On September 6, 1998, the Company, as well as most supermarket competitors, began offering to double the value of manufacturer coupons in the 16 stores in northern New Jersey where it previously had not offered double coupons.

     Gross margin as a percentage of sales increased to 25.7% and 25.5%, respectively, in the quarter and nine month periods ended April 24, 1999 compared with 25.2% and 24.9%, respectively in the corresponding prior year periods. Gross margin percentages improved in most selling departments when compared to the prior year. This is in part due to a reduction in sale item penetration as a result of offering double coupons.

     Operating and administrative expenses as a percentage of sales for the quarter and nine months increased to 23.4% and 23.0%, respectively, compared with 22.8% and 22.6%, respectively, in the corresponding prior year periods. These increases are a result of increased costs associated with double couponing.

     Net income increased 12.3% in the quarter to $885,000. This increase is primarily attributable to the 7.4% same store sales increase and the substantially improved gross margin percentage, offset by the increase in costs resulting from double couponing.


LIQUIDITY AND FINANCIAL RESOURCES

     Current liabilities exceeded current assets by $5,337,000 at April 24, 1999 compared to $9,682,000 at July 25, 1998. The current ratio increased to .89 at April 24, 1999 from .80 at July 25, 1998. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

     During the nine month period, $3,431,000 of additional borrowings and $6,812,000 of cash provided by operations were used to fund capital expenditures of $5,712,000 and to make principal payments on long term debt of $2,464,000. In addition, cash increased $2,060,000 in the nine month period. The majority of capital expenditures in the nine month period related to the expansion and remodel of the Livingston store, which is substantially complete.

     At April 24, 1999, $9,500,000 was outstanding of the Company's total available credit facility of $24,000,000. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at April 24, 1999.


SUBSEQUENT EVENT:

     On May 9, 1999, the Company acquired all the assets of an existing ShopRite supermarket in Vineland, New Jersey from Wakefern for
$4,700,000, including inventory of $1,200,000. The acquisition of this 67,000 square foot leased store was financed in part, by a $3,500,000 loan secured by the equipment and fixtures of the store.


YEAR 2000:

     The Company has participated with Wakefern Food Corporation ("Wakefern"), the retailer owned food cooperative to which it belongs and its principal supplier, in a comprehensive assessment of its information technology systems ("IT Systems") and its process control and other systems that include micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the Year 2000 ("Y2K") issue.

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

     The Company has completed an inventory of its Non-IT Systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. The systems have been prioritized and assessed for compliance. Ongoing testing and implementation of any remediation required for the Non-IT Systems will be performed throughout 1999.

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


PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


     6 (a)  Exhibits


            Exhibit 28 (a) - Press Release dated June 1, 1999.


            Exhibit 28(b)  - Second Quarter Report to Shareholders
                 		      dated March 5, 1999.



    6 (b)  Reports on Form 8-K.


           None



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Village Super Market, Inc.
                                       Registrant



Date:  June 1, 1999                    /s/ Perry Sumas
                                           Perry Sumas
                                           (President)


Date:  June 1, 1999                   /s/  Kevin R. Begley
                                           Kevin R. Begley
                                           (Chief Financial Officer)


Exhibit 28(a)

                       VILLAGE SUPER MARKET, INC.
        REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
                          APRIL 24, 1999

 Contact:   Kevin Begley, C. F. O.
            (973) 467-2200 - Ext. 220

     Springfield, New Jersey - June 1, 1999 - Village Super Market,
Inc. reported sales and net income for the third quarter ended April 24, 1999, Perry Sumas, President announced today.

     Net income was $885,000 ($.29 per diluted share) in the third quarter of fiscal 1999, an increase of 12% from the prior year. Sales in the third quarter were $182,096,000, a same store sales increase of 7.4%.

     Sales increased above the previous trend primarily due to the introduction of double coupons into northern New Jersey, where 16 of the Company's stores operate, in September 1998. Net income improved in the quarter due to the same stores sales increase and a substantial improvement in gross margin percentages, partially offset by increased costs from the doubling of manufacturer coupons.

     For the nine month period, sales were $552,788,000, an increase of 5.9% from the prior year. Net income for the nine month period was $3,291,000 ($1.08 per share), an increase of 38% from the prior year.

     On May 9, 1999, the Company acquired all the assets of an existing ShopRite supermarket in Vineland, New Jersey from Wakefern for $4,700,000, including inventory of $1,200,000. The acquisition of this 67,000 square foot leased store was financed in part, by a $3,500,000 loan secured by the equipment and fixtures of the store.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and nine months ended April 24, 1999:

                                     April 24, 1999     April 25, 1998
                                              13 Weeks Ended
Sales                                $182,096,000      $169,594,000
Net Income                           $    885,000      $    788,000
Net Income Per Share - Basic         $        .30      $        .27
Net Income Per Share - Diluted       $        .29      $        .26

                                              39 Weeks Ended
Sales                                $552,788,000      $522,182,000
Net Income                           $  3,291,000      $  2,380,000
Net Income Per Share - Basic         $       1.11      $        .81
Net Income Per share - Diluted       $       1.08      $        .80


Exhibit 28(b)


    *	 To Our Shareholders:

S   *  The Company had net income of $1,225,000 in the second quarter ended January 23, 1999, an increase of 9% from the prior year.
E   *  Sales in the second quarter were $192,633,000, which represents a same store sales increase of 5.4%.  This acceleration in same
C   *  store sales growth is a result of the introduction of double coupons in northern New Jersey on September 6, 1998.
O   *
       For the first six months of fiscal 1999, the Company had net
N   *  income of $2,406,000, an increase of 51% from the prior year.
       Sales for the six month period were $370,692,000, an
D   *  increase of 5.1% from the prior year.

       Gross margin as a percentage of sales increased to 25.5% and
Q   *  25.4, respectively, in the quarter and six month periods ended
       January 23, 1999 compared with 24.7% in both periods in fiscal
U   *  1998.  Gross margin percentages improved in most selling departments, in part due to a reduction in sale item penetration
A   *  as a result of offering double coupons.

R   *  Operating and administrative expenses as a percentage of sales for the quarter and six months increased to 23.0% and 22.8%,
T   *  respectively, compared with 22.2% and 22.5%, respectively, in the corresponding prior year periods.  These increases are a
E   *  result of increased costs associated with double couponing and other promotional activities.
R   *
       Net income in the quarter and six month periods improved due to higher same store sales and improved gross margin percentages,
R   *  partially offset by the increase in costs resulting from double couponing and other marketing efforts.
E   *
       Capital expenditures for the six month period were $4,300,000.
P   *  The major expenditure was the expansion and remodel of the
       Livingston store, which is substantially complete.
O   *
       The table accompanying this report summarizes Village Super
R   *  Market's results for the quarter and six month periods ended
       January 23, 1999.
T   *
                                   Respectfully,
    *
                        Perry Sumas           James Sumas
    *                   President             Chairman of the Board

    *

    *  March 5, 1999



                                  INCOME STATEMENT DATA


                                      13 Wks Ended     13 Wks Ended
                                      Jan 23, 1999     Jan 24, 1998
  Sales                               $  192,633,000    $   182,700,000
  Net Income                          $    1,225,000    $     1,127,000
  Net Income Per Share -  Basic       $          .41    $           .38
  Net Income Per Share - Diluted      $          .40	   $           .38


						                                26 Wks Ended      26 Wks Ended
						                                Jan 23, 1999      Jan 24, 1998

  Sales                               $  370,692,000    $   352,588,000
  Net Income                          $    2,406,000    $     1,592,000
  Net Income Per Share - Basic        $          .81    $           .54
  Net Income Per share - Diluted      $          .79    $           .54



                                   BALANCE SHEET COMPARISONS

                                      Jan 23, 1999      July 25, 1998

  Current Assets                      $  46,769,000     $   38,391,000
  Current Liabilities                 $  52,369,000     $   48,073,000
  Net Working Capital (Deficit)       $(  5,600,000)    $(   9,682,000)
  Long-Term Debt                      $  28,419,000     $   25,700,000
  Stockholders' Equity                $  64,021,000     $   61,568,000