Form 10-K
period 1999-07-31
VILLAGE SUPER MARKET INC
filed 1999-10-29
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                              FORM 10-K

(Mark One)

[x]   Annual Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 (Fee Required).
      For the fiscal year ended:  July 31, 1999.


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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(973)467-2200


Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED
None                  None


     Securities registered pursuant to Section 12(g) of the Act:
               CLASS A COMMON STOCK, NO PAR VALUE
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $14,368,000 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $2,879,000 (based upon the closing price of the Class A shares on the Over the Counter Market on October 1, 1999). There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                      Outstanding at
             Class                   October 21, 1999
Class A common stock, no par value    1,394,500 Shares
Class B common stock, no par value    1,594,076 Shares


DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 1999 Annual Report to Shareholders and the 1999 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 3, 1999 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.


                              PART I
                         ITEM I.  BUSINESS

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, Y2K issues relating to computer applications, results of ongoing litigation and other risk factors detailed herein and in other filings of the Company.


GENERAL

The Company operates a chain of 22 ShopRite supermarkets, 15 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey. In addition, the Company operates one former ShopRite store under a "Village Market" format as described below. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic reach.

The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores which average 55,000 total square feet, compared with an average of 30,000 total square feet for conventional supermarkets. Several of the Company's recent remodels have expanded superstores to 65,000 to 70,000 square feet. These larger store sizes enable the Company to feature expanded higher margin specialty service departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals, small appliances and in most cases, a pharmacy. Two superstores also include a warehouse section featuring products in giant sizes. Recently remodeled superstores emphasize a Power Alley, which features high margin convenience offerings such as salad bars, bakery and home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

          Product Categories   Fiscal Year Ended In July

                               1997     1998     1999
          Groceries            42.9%    41.6%    41.2%
          Dairy and Frozen     15.8     15.9     16.1
          Meats                10.1      9.9      9.6
          Non-Foods            10.1     10.4     10.8
          Produce               9.8     10.2     10.0
          Deli and prepared     4.4      4.6      4.6
          Seafood               2.0      2.1      2.0
          Pharmacy              3.2      3.6      4.0
          Bakery                1.6      1.6      1.6
          Other                  .1       .1       .1
                              100.0%   100.0%   100.0%

          Number of superstores  19       19       20
          Selling square feet
           represented by
           superstores           90%      90%      92%

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


DEVELOPMENT AND EXPANSION

The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. In fiscal 1999, the Company completed the 22,000 square foot expansion and remodel of the Livingston store. In addition, the Company acquired a leased 67,000 square foot store in Vineland, New Jersey in May 1999 from Wakefern. The Company has budgeted $19,000,000 for capital expenditures in fiscal 2000. The major planned expenditures are the replacement of the West Orange store, the acquisition of property for a future store and the start of two major remodels.

In the last five years, the Company has completed six remodels and one store acquisition. The Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with increased governmental regulations and the general difficulty in developing retail properties in the Company's primary trading area the Company has been unable to open the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.


WAKEFERN

The Company is the second largest member of Wakefern (owning 15.1% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently approximately 40 individual member companies and 200 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, purchase their product requirements and participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs including the ShopRite Price Plus card and the development of shared, advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in those customers' decisions about where to shop. In addition, Wakefern can purchase large quantities and varieties of products at favorable prices which it can then pass onto its members. These benefits are important to the Company's success.

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

Any material change in Wakefern's method of operation or a termination or material modification of the Company's relationship with Wakefern following expiration of the above agreements or otherwise (none of which are contemplated or considered likely)might have an adverse impact on the conduct of the Company's business and could involve additional expense for the Company. The failure of any Wakefern member to fulfill its obligations under these agreements or a member's insolvency or withdrawal from Wakefern could result in increased costs to remaining members.

Wakefern owns and operates 16 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member (including the Company), additional capital must be contributed by it to Wakefern.
On occasion, as its business needs have required, Wakefern has increased the per-store capital contributions
(currently $500,000) required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. As a result, the Company is required to invest $1,468,465 over the next six years.


TECHNOLOGY

The Company's disclosures regarding Year 2000 issues are included on page 5 in the Company's 1999 Annual Report to Shareholders.

The Company considers automation and computerization important to its operations and competitive position. All stores have IBM 4690 software for the scanning check-out systems. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. The Company utilizes
IBM RS/6000 computers and satellite communications in each store to, among other things, offer customers debit and credit card payment options. In addition, the Company utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.

The Company's commitment to advanced scanning systems has enabled it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. This technology has also enabled the Company to focus on target marketing initiatives.

The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern in order to provide equivalent cost and retail price control over these products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, all stores have computerized time and attendance systems and most also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes. The Company installed computer based training in 1998.


COMPETITION

The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, supercenters, drug stores, discount department stores and convenience stores. The Company competes by using low pricing, courteous, quick service to the customer, and a broad range of consistently available quality products including the ShopRite private label.
The ShopRite Price Plus card and the co-branded ShopRite credit card also create significant customer loyalty.

The Company believes its regional focus and the continuity of its management by the Sumas family permit it to operate with greater flexibility in tailoring the products offered in each store to the demographics of the communities they serve as compared to national and larger regional chains. The Company's principal competitors are Pathmark, A&P, Edwards, Foodtown, Acme, King's and Grand Union and Acme. Many of the Company's competitors have financial resources substantially greater than those of the Company.


LABOR

As of October 1, 1999, the Company employed approximately 3,400 persons of whom approximately 2,100 worked part-time. Approximately 92% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993. No contracts with any of the Company's six unions expire before April 2001. Most of the Company's competitors in New Jersey are similarly unionized.


REGULATORY ENVIRONMENT

While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 2000 and 2001.


ITEM 2. PROPERTIES

The Company owns the sites of five of its supermarkets (containing 330,000 square feet of total space), all of which are free-standing stores, except the Egg Harbor store, which is part of a shopping center. The remaining 18 supermarkets (containing 852,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in strip shopping centers and the remaining eight are free-standing stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 2002. One lease does expire in June 2002 and does not contain a renewal option. The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 31, 1999 was approximately $6,559,000. The Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a general partnership that is a lessor of one of the Company's free-standing supermarkets.


ITEM 3.  LEGAL PROCEEDINGS

Footnote 11 to the consolidated financial statements for fiscal
1999 includes a description of litigation decided against the Company on August 31, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to shareholders in the fourth quarter.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive
Proxy Statement in Part III, Item 10, the following is provided with respect to executive officers who are not directors:

  NAME            AGE      POSITION WITH THE COMPANY

  Carol Lawton     56      Vice President and Assistant
                            Secretary since 1983;
                            responsible for
                            administration of
                            headquarters staff.

  Frank Sauro     41       General Counsel since 1988.
                            Mr. Sauro is a member of
                            the New Jersey Bar.

  Kevin Begley    41       Chief Financial Officer since 1987.
                            Mr. Begley is a Certified
                            Public Accountant.



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  SECURITY HOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Page 4 through 6 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 7 to 20 in the Company's Annual Report to
Shareholders for the fiscal year ended July 31, 1999.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1999, in connection with its Annual Meeting scheduled to be held on December 3, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1999, in connection with its Annual Meeting scheduled to be held on December 3, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1999, in connection with its annual meeting scheduled to be held on December 3, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 1999, in connection with its annual meeting scheduled to be held on December 3, 1999.


                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                      ON FORM 8-K

(a)  1.   Financial Statements:

          Consolidated Balance Sheets -
           July 31, 1999 and July 25, 1998;

          Consolidated Statements of Operations -
           years ended July 31, 1999; July 25, 1998 and July 26, 1997;

          Consolidated Statements of Shareholders' Equity - years ended July 31, 1999; July 25, 1998 and July 26, 1997;

          Consolidated Statements of Cash Flows -
           years ended July 31, 1999; July 25, 1998 and July 26, 1997;

Notes to consolidated financial statements.

The financial statements above and Independent Auditors'
Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.

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

            4.4  Loan Agreement dated May 30, 1997*
            4.5  Note Purchase Agreement dated
                  September 16, 1999
            4.6  Loan Agreement dated September 16, 1999


Exhibit No. 10 - Material Contracts:

            10.1 - Wakefern By-Laws*
            10.2 - Stockholders Agreement dated
                    February 20, 1992 between the
                    Company and Wakefern Food Corp.*
            10.3 - Voting Agreement dated March 4, 1987*
            10.4 - 1987 Incentive and Non-Statutory
                    Stock Option Plan*
            10.5 - 1997 Incentive and Non-Statutory
                    Stock Option Plan*

Exhibit No. 13 -  Annual Report to Security Holders

Exhibit No. 21 -  Subsidiaries of Registrant

Exhibit No. 23 -  Consent of KPMG LLP

Exhibit No. 99 -  Press Release dated October 5, 1999

* The following exhibits are incorporated by reference from the following previous filings:

   Form 10-K for 1997; 4.4, 10.5

   Form 10-K for 1993: 3, 10.1, 10.2, 10.3 and 10.4

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.



                  Independent Auditors' Consent


The Board of Directors
Village Super Market, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 4, 1999, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 31, 1999 and July 25, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended July 31, 1999, which report is incorporated by reference in the July 31, 1999 annual report on Form 10-K of Village Super
Market, Inc.


KPMG LLP
Short Hills, New Jersey
October 28, 1999



                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      Village Super Market, Inc.


By:  /s/Kevin Begley                 By:/s/Perry Sumas
        Kevin Begley                       Perry Sumas
        Chief Financial &                  Chief Executive Officer
        Principal Accounting Officer

Date:  October 28, 1999


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                                     Village Super Market, Inc.


/s/ Perry Sumas                      /s/James Sumas
    Perry Sumas, Director               James Sumas, Director
    October 28, 1999                    October 28, 1999

/s/ Robert Sumas                     /s/William Sumas
    Robert Sumas, Director              William Sumas, Director
    October 28, 1999                    October 28, 1999

/s/ John P. Sumas                    /s/John J. McDermott
    John P. Sumas, Director             John J. McDermott, Director
    October 28, 1999                    October 28, 1999

/s/ George Andresakes                /s/Norman Crystal
    George Andresakes, Director         Norman Crystal, Director
    October 28, 1999                    October 28, 1999


                        SUBSIDIARIES OF REGISTRANT

The Company had one wholly-owned subsidiary, Village Liquor, Inc.
until fiscal 1998 when it was merged into Village Super Market, Inc. This corporation was organized under the laws of the State of New Jersey. The financial statements of this subsidiary are included in the Company's consolidated financial statements.




                 VILLAGE SUPER MARKET, INC.
REPORTS RESULTS FOR THE FOURTH QUARTER & YEAR ENDED
                     JULY 31, 1999

Contact:  Kevin Begley, C.F.O.
          (973) 467-2200, Ext. 220

Springfield, New Jersey - October 5, 1999 - Village Super
Market, Inc. reported sales and net income for the fourth quarter and year ended July 31, 1999, Perry Sumas, President announced today.

Net income was $1,432,000 ($.47 per diluted share) in the fourth quarter of fiscal 1999. Included in net income is a pre-tax charge of $2,600,000 ($.52 per share) as a result of litigation regarding an increase to the contractual purchase price for the site of a potential future superstore. Excluding this special charge, net income was $2,992,000 ($.99 per share), an increase of 84% from the fourth quarter of the prior year.

Sales in the fourth quarter were $215,352,000, an increase of 18.6% from the prior year. Sales increased due to fiscal 1999's fourth quarter containing an extra week, sales from the Vineland store purchased during the fourth quarter, and a same store sales increase of 6.5%. The increase in same store sales was primarily due to the introduction of double coupons into northern New Jersey, where 16 of the Company's stores operate, in September 1998.

The large increase in fourth quarter net income, exclusive of the special charge, was due to the 6.5% improvement in same store sales, the effect of an additional week's sales and a substantial improvement in gross margin percentages, partially offset by increased costs from the doubling of manufacturer coupons.

Net income for the fiscal year was $4,722,000 ($1.55 per diluted share). Excluding the special charge, net income was $6,282,000 ($2.07 per share), an increase of 57% from the prior year. Sales for the year were $768,139,000, an increase of 9.2% from the prior year. Same store sales increased 6.0% for the full fiscal year. The substantial increase in net income for the year was primarily attributable to the same store sales increase, an additional week in fiscal 1999, and a substantial improvement in gross margin percentages, partially offset by increased costs from the doubling of manufacturer coupons.

On September 16, 1999, the Company completed the sale of $30,000,000 of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15,000,000 unsecured revolving credit facility. These two agreements replaced the $6,667,000 term loan and $24,000,000 credit facilities previously available to the Company, both of which were secured.

Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter and year ended July 31, 1999:

                                July 31, 1999     July 25, 1998
                                          Quarter Ended
Sales                           $215,352,000      $181,502,000
Net Income                      $  1,432,000      $  1,627,000
Net Income Per Share - Basic    $        .48      $        .55
Net Income Per Share - Diluted  $        .47      $        .54

                                            Year Ended
Sales                           $768,139,000      $703,684,000
Net Income                      $  4,722,000      $  4,007,000
Net Income Per Share - Basic    $       1.59      $       1.36
Net Income Per Share - Diluted  $       1.55      $       1.34


FORWARD-LOOKING STATEMENTS:

This Press Release contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, Y2K issues relating to computer applications, results of litigation and other risk factors detailed in the Company's filings with the SEC.
VILLAGE SUPER MARKET, INC. AND SUBSIDIARY

THE COMPANY

Village Super Market, Inc. operates a chain of 23 ShopRite supermarkets, 16 of which are located in northern New Jersey, 1 in northeastern Pennsylvania and 6 in the southern shore area of New Jersey.

Village is a member of Wakefern Food Corporation, the largest retailer-owned food cooperative in the United States.

Village's business was founded in 1937 by Nicholas and Perry
Sumas and has continued to be principally owned and operated under the active management of the Sumas family.


CONTENTS

Letter to Shareholders                               2
Selected Financial Data                              3
Unaudited Quarterly Financial Data                   3
Management's Discussion and Analysis of
  Financial Condition and Results of Operations      4
Consolidated Balance Sheets                          7
Consolidated Statements of Operations                8
Consolidated Statements of Shareholders' Equity      9
Consolidated Statements of Cash Flows               10
Notes to Consolidated Financial Statements          11
Independent Auditors' Report                        20
Stock Price and Dividend Information                20
Corporate Directory                  Inside back cover


Dear Fellow Shareholders

Four years ago in this letter, we spoke about the need to heighten our commitment to updating our store base, reducing our cost structure and satisfying the needs of our customers. Due to the hard work of all our associates towards these goals, net income in fiscal 1999, excluding a special charge, was 11 times net income in 1995. Our focus moving into 2000 is very similar to the goals outlined four years ago.

Village Super Market achieved record sales and earnings in fiscal 1999. Sales increased 9.2% to $768,139,000.
Net income, excluding a special charge, increased 57% to $6,282,000. A 6.0% increase in same store sales and a substantial improvement in gross margin percentages were the primary reasons for the large increase in net income.

During fiscal 1999, Village completed the expansion and remodel of the Livingston store. The Livingston store includes a Power Alley, featuring a wide assortment of perishable products and home meal replacement offerings.
Village has begun construction of a replacement for the West Orange store, which will also feature a Power Alley.

In May, Village acquired an existing ShopRite in Vineland,
New Jersey. We will remodel the interior of this 67,000 square foot store over the next year. This acquisition was a natural fit with the established five store base in southern New Jersey.

On September 16, 1999, Village issued $30 million of
8.12% unsecured Senior Notes. Village also obtained a $15 million unsecured revolving credit facility. These agreements provide the capital necessary to fund our planned expansions over the next several years.

Last year, ShopRite introduced shoprite.com to provide our customers with weekly advertising and other shopping information over the Internet. Although shoprite.com does not offer online shopping, beginning in November 1999, ShopRite will participate with priceline.com in providing online shopping.

The record results achieved in fiscal 1999 could not have occurred without the efforts of our 3,400 associates. We would like to thank our associates for their contributions and our shareholders for their support over the years.


     James Sumas,                 Perry Sumas,
     Chairman of the Board        President



                  SELECTED FINANCIAL DATA
  (Dollars in thousands except per share and sq. ft. data)

                      July 31,  July 25,  July 26,  July 27,  July 29,
                       1999      1998      1997      1996      1995
FOR YEAR
Sales                $768,139  $703,684  $688,861  $688,632  $677,322
Net income (1)          4,722     4,007     2,074     2,006       578
Net income per
  share- basic(1)        1.59      1.36       .71       .69       .20
Net income per
  share - diluted(1)     1.55      1.34       .71       .69       .20
Cash dividends
  per share
    Class A                 -         -         -         -         -
    Class B                 -         -         -         -         -


AT YEAR END

Total assets          149,555   138,508   132,764   131,062   135,575
Long-term
  obligations
  including
  capital leases       27,204    25,700    24,027    26,815    34,853
Working capital
  (deficit)            (7,197)   (9,682)  (12,607)  (10,885)   (3,755)
Shareholders'
  equity               66,477    61,568    57,081    55,007    53,001
Book value
  per share             22.24     20.73     19.62     18.90     18.21


OTHER DATA

Same store sales
 increase
 (decrease)               6.0%       2.4%       1.0%       1.7%      (.7%)
Total square feet    1,182,000  1,093,000  1,093,000  1,084,000  1,060,000
Average total sq.
 ft. per store          51,000     50,000     50,000     47,000     46,000
Selling square feet    934,000    866,000    866,000    860,000    842,000
Number of stores            23         22         22         23         23
Sales per average
 number of stores       34,506     31,929     31,178     29,941     29,449
Sales per average
 square foot of
 selling space             866        811        803        809        803
Capital expenditure      7,084      9,956      8,593      9,754      6,588

                  UNAUDITED QUARTERLY FINANCIAL DATA
            (Dollars in thousands except per share amounts)

                  First    Second      Third     Fourth     Fiscal
                 Quarter   Quarter    Quarter    Quarter     Year
1999
Sales           $178,058   $192,633   $182,096   $215,352   $768,139
Gross margin      45,117     49,048     46,814     55,475    196,454
Net income         1,180      1,225        885      1,432      4,722
Net income
 per share-
 diluted            $.39       $.40       $.29       $.47      $1.55


1998

Sales            $169,888   $182,700   $169,594   $181,502   $703,684
Gross margin       42,112     45,077     42,829     45,590    175,608
Net income            465      1,127        788      1,627      4,007
Net income
 per share-
 diluted             $.16       $.38       $.26       $.54      $1.34


(1) Net income in fiscal 1999 is presented after giving effect to a special charge of $2,600,000 related to litigation.
See Note 11 to the consolidated financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth the major components of the Consolidated Statements of Operations of the Company as a percentage of sales:

                          July 31,    July 25,   July 26,
                            1999       1998       1997
Sales                      100.00%    100.00%    100.00%
Cost of sales               74.42      75.04      75.20

Gross margin                25.58      24.96      24.80
Operating and
 administrative
 expense                    22.79      22.45      22.70
Depreciation and
 amortization expense        1.00       1.07       1.12
Special charge                .34          -          -
Operating income             1.45       1.44        .98
Interest expense (net)        .41        .44        .48

Income before
 income taxes                1.04%      1.00%       .50%


Sales were $768,139,000 in fiscal 1999, an increase of $64,454,000, or 9.2% from the prior year. Same store sales increased 6.0% in fiscal 1999. The primary reason for the substantial increase in same store sales was the introduction of double coupons in northern New Jersey on September 6, 1998. Sales increased by approximately $14,000,000 as fiscal 1999 contained fifty-three weeks. Also, the acquisition of a store in Vineland, New Jersey during the fourth quarter contributed $8,100,000 to fiscal 1999 sales. Sales were $703,684,000 in fiscal 1998, an increase of 2.2% from the prior year. The same store sales increase of 2.4% reflects improved sales in most stores, particularly those that were recently remodeled, and the success of Thanksgiving and Easter promotional activities, partially offset by sales declines in stores affected by competitive openings.

Gross margin as a percentage of sales increased in fiscal
1999 in most selling departments. This is in part due to a reduction in sale item penetration as a result of offering double coupons. Gross margin as a percentage of sales increased in fiscal 1998 due to an improved mix of sales in higher margin departments and improved gross margins in several departments. This was partially offset by lower gross margins in the produce department due to lower retail pricing.

Operating and administrative expenses increased as a percentage of sales in fiscal 1999. This increase was a result of the increased costs associated with the doubling of manufacturer's coupons. These increases were partially offset by lower payroll and fringe benefit costs as a percentage of sales. Operating and administrative expenses decreased as a percentage of sales in fiscal 1998. This improvement was due to lower workers' compensation claims, lower accruals for estimated liability insurance premium calls, and the effect of spreading fixed costs over an improved sales base. These improvements were partially offset by higher coupon costs associated with Thanksgiving and Easter promotions, and increased credit card processing costs.

Interest expense was similar in fiscal 1999 compared to fiscal
1998 as slightly higher debt levels were offset by slightly lower interest rates. Interest expense decreased in fiscal 1998 due to lower average interest rates.

Fiscal 1999 results include a special charge in the amount of $2,600,000 related to litigation in connection with a contract to purchase property for a new superstore. This is more fully described in footnote 11 to the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Current liabilities exceeded current assets by $7,197,000, $9,682,000 and $12,607,000 at the end of fiscal 1999, 1998 and
1997, respectively. Working capital ratios at the same dates were .87, .80 and .74 to one, respectively. The Company's working capital needs are reduced by its high rate of inventory turnover (twenty times in fiscal 1999) and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

During fiscal 1999,operating cash flow of $15,197,000 and additional borrowings of $5,931,000 were used to fund capital expenditures and an acquisition in the aggregate amount of $11,884,000, make debt principal payments of $5,108,000 and increase cash balances by $4,093,000.

The Company acquired all the assets of an existing ShopRite in Vineland, New Jersey in May 1999 for $3,500,000 plus the cost of inventory. The acquisition of this 67,000 square foot leased store was financed in part by a $3,500,000 loan secured by the equipment and fixtures of the store.

Capital expenditures in fiscal 1999 were $7,084,000. A substantial amount of capital expenditures related to the expansion and remodel of the Livingston store. The Company has budgeted approximately $19 million for capital expenditures in fiscal 2000. Planned expenditures include the replacement of the West Orange store, the start of two major remodels, the purchase of land for a future store and technology upgrades.

The Company has historically financed capital expenditures through cash provided by operations supplemented by borrowings. Aggregate capital expenditures for the three years ended July 31, 1999 were $25,633,000. During the same period of time, net long-term borrowings decreased by $2,004,000. The ability to finance expansion through operational cash flow is reflected in the ratio of long-term debt to total capitalization, which is currently 29.0%.

On September 16, 1999, the Company completed the sale of $30,000,000 of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15,000,000 unsecured revolving credit agreement. These two debt agreements replaced the $6,667,000 term loan and a $24,000,000 revolving credit facility, both of which were secured by substantially all of the Company's assets. The Company's primary sources of liquidity during fiscal 2000 are expected to be operating cash flow, proceeds from the note sales in September 1999 and a mortgage from the seller of a property for a future store.


YEAR 2000

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

The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT Systems that are considered critical to its business operations. At present, the Company has implemented its cash and sales, payroll, general ledger and accounts payable applications. Most in-store IT Systems are currently Y2K compliant. Others, including labor management and scales, are expected to be completed by November 1999. The Company anticipates that all critical IT Systems will be Y2K complaint before the end of 1999.

The Company has completed an inventory of its Non-IT Systems, which includes those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. The systems have been prioritized and assessed for compliance. Ongoing testing and implementation of any remediation required for the Non-IT Systems will be performed throughout the remainder of 1999.

The Company and Wakefern are utilizing the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue will not have a significant adverse effect on continuing operations. All Y2K costs are being expensed as incurred.

The Company has developed contingency plans for those areas which may be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties, including Wakefern, to be Y2K compliant could result in the interruption of its business, which could have a material adverse effect on the consolidated results of operations or financial condition of the Company.


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

                Consolidated Balance Sheets

                                      July 31,         July 25,
                                       1999             1998
     ASSETS

CURRENT ASSETS
 Cash and cash equivalents          $  9,771,422    $  5,678,851
 Merchandise inventories              29,923,306      26,548,587
 Patronage dividend receivable         1,728,076       1,968,671
 Miscellaneous receivables             3,728,862       3,416,459
 Deferred income taxes                   522,243         146,303
 Prepaid expenses                        596,117         632,346

  Total current assets                46,270,026      38,391,217

PROPERTY, EQUIPMENT AND FIXTURES,
 at cost less accumulated
 depreciation and amortization        75,306,887      73,331,467

OTHER ASSETS
 Investment in related party,
  at cost                             10,698,402      10,467,617
 Goodwill, net                        11,286,581      10,072,611
 Other intangibles, net                1,776,251       2,030,001
 Receivables and other assets          4,217,071       4,215,571

  Total other assets                  27,978,305      26,785,800

                                    $149,555,218    $138,508,484


              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt:
   Mortgages and notes payable      $  1,670,901    $  2,421,108
   Capitalized lease obligations         478,744         409,197
 Accounts payable to related party    27,086,025      27,370,342
 Accounts payable and accrued
  expenses                            23,495,791      17,582,608
 Income taxes payable                    735,822         290,394

    Total current liabilities         53,467,283      48,073,649

LONG-TERM DEBT, less current portion:
  Mortgages and notes payable         19,011,286      17,028,502
  Capitalized lease obligations        8,192,575       8,671,319

    Total long-term debt              27,203,861      25,699,821

DEFERRED INCOME TAXES                  2,407,018       3,166,935

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, no par value:
  Authorized 10,000,000 shares,
  none issued                                  -               -
 Class A common stock, no par value:
  Authorized 10,000,000 shares,
  issued 1,762,800 shares             18,129,472      18,129,472
 Class B common stock, no par value:
  Authorized 10,000,000 shares,
  issued and outstanding
  1,594,076 shares                     1,034,679       1,034,679
 Retained earnings                    52,408,700      47,758,531
 Less treasury stock, Class A,
  at cost (368,300 shares at
  July 31, 1999 and 387,000 shares
  at July 25, 1998)                   (5,095,795)    (5,354,603)

    Total shareholders' equity        66,477,056     61,568,079

                                    $149,555,218   $138,508,484

See notes to consolidated financial statements.


               Consolidated Statements of Operations

                                        Years Ended
                          July 31,        July 25,      July 26,
                           1999           1998           1997
SALES                   $768,138,686   $703,684,315   $688,860,873
COST OF SALES            571,684,669    528,076,028    518,006,209

GROSS MARGIN             196,454,017    175,608,287    170,854,664

Operating and
 administrative
 expense                 175,059,944    157,953,508    156,391,747
Depreciation and
 amortization expense      7,648,644      7,516,182      7,695,087
Special charge             2,600,000              -              -

Operating Income          11,145,429     10,138,597      6,767,830

Interest expense,
 net of interest
 income of $55,812,
 $20,817 and $7,321        3,116,442      3,122,199      3,322,510

INCOME BEFORE
  INCOME TAXES             8,028,987      7,016,398      3,445,320
PROVISION FOR
  INCOME TAXES             3,307,010      3,009,032      1,371,386


NET INCOME              $  4,721,977    $ 4,007,366    $ 2,073,934

NET INCOME
  PER SHARE:
     Basic                     $1.59          $1.34           $.71
     Diluted                   $1.55          $1.34           $.71

See notes to consolidated financial statements.

           Consolidated Statements of Shareholders' Equity

                    Years Ended July 31, 1999,
                 July 25, 1998 and July 26, 1997

                 Class A            Class B
              Common Stock        Common Stock
                                                    Retained   Treasury
            Shares    Amount    Shares    Amount    Earnings    Stock
Balance,
 July
  27,
  1996    1,762,800 $18,129,472 1,594,076 $1,034,679 $42,027,631 $(6,185,003)

Net
 Income           -           -         -          -   2,073,934           -

Balance,
July
 26,
1997      1,762,800 $18,129,472 1,594,076 $1,034,679 $44,101,565 $(6,185,003)

Net
 Income          -            -         -          -   4,007,366           -

Exercise
 of
 60,000
 stock
options          -            -         -           -   (350,400)    830,400

Balance,
July
 25,
 1998    1,762,800  $18,129,472  1,594,076 $1,034,679 $47,758,531 $(5,354,603)

Net
 Income          -            -          -          -   4,721,977          -

Exercise
 of
 18,700
 stock
 options         -            -          -           -    (71,808)    258,808

Balance,
July
 31,
 1999   1,762,800  $18,129,472  1,594,076  $1,034,679  $52,408,700 $(5,095,795)

See notes to consolidated financial statements.

                 Consolidated Statements of Cash Flows

                                              Years Ended
                            July 31, 1999    July 25, 1998    July 26, 1997

CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                  $4,721,977       $4,007,366       $2,073,934
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
     Depreciation and
     amortization            7,648,644        7,516,182        7,695,087
     Deferred taxes           (975,857)        (388,201)        (976,417)

     Provision to value
     inventories at LIFO       593,182          136,410          292,563
     Changes in assets and
     liabilities:
        (Increase) in
        merchandise
        inventories         (2,667,901)      (1,849,047)         (10,275)
        Decrease in
         patronage
         dividend
         receivable            240,595           80,025          434,686
        (Increase) in
         miscellaneous
         receivables          (312,403)        (147,786)        (322,096)
        (Increase)
         decrease in
        prepaid expenses        36,229            6,479          (22,882)
        (Increase) in
         receivables
         and other assets       (1,500)         (69,117)         (258,045)

        Increase (decrease)
         inaccounts
         payable to
         related party        (284,317)         229,635         2,524,519
        Increase in accounts
         payable
         and accrued
         expenses            5,913,183          565,134         2,414,393
        Increase (decrease)
         in income
         taxes payable         285,428         (327,264)           18,983

  Net cash provided by
   operating
   activities               15,197,260        9,759,816        13,864,450

CASH FLOWS FROM
 INVESTING ACTIVITIES
Capital expenditures       (7,084,284)       (9,956,270)       (8,592,875)
Acquisition of
 Vineland store            (4,800,000)                -                 -

Investment in related
 party                       (230,785)         (117,000)         (176,278)


  Net cash used in
   investing
   activities             (12,115,069)       (10,073,270)      (8,769,153)


CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from issuance of
 long-term debt             5,931,000          5,500,000       13,555,555
Proceeds from exercise of
 stock options                187,000            480,000                -
Principal payments of
 long-term debt            (5,107,620)        (4,257,514)     (17,625,172)


  Net cash provided by
  (used in) financing
   activities               1,010,380          1,722,486       (4,069,617)


NET INCREASE IN CASH
 AND CASH EQUIVALENTS       4,092,571          1,409,032        1,025,680

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF YEAR          5,678,851          4,269,819        3,244,139

CASH AND CASH
 EQUIVALENTS,
 END OF YEAR               $9,771,422         $5,678,851       $4,269,819

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations
Village Super Market, Inc. (the "Company") operates a chain of
23 ShopRite supermarkets in New Jersey and eastern Pennsylvania. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer- owned food cooperative in the United States.

On May 9, 1999, the Company acquired all the assets of an existing supermarket in Vineland, New Jersey from Wakefern for $3,500,000 plus the cost of inventory. The transaction was financed in part by a $3,500,000 loan. The acquisition has been accounted for using the purchase method and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the underlying assets and liabilities based on their fair values, with the excess recorded as goodwill.

Principles of consolidation
The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiary, which is wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year
The Company and its subsidiary utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 1999 contains 53 weeks. Fiscal 1998 and 1997 contain 52 weeks.

Industry segment
The Company consists of one operating segment, the retail sale of food and non-food products.

Cash and cash equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Goodwill
Goodwill resulting from the acquisition of the Vineland store in fiscal 1999 is being amortized over twenty years. Goodwill arising after October 31, 1970 and before fiscal 1999 is being amortized over forty years. The Company does not amortize goodwill amounting to approximately $2,900,000 acquired prior to October 31, 1970 since, in management's opinion, the value of such intangibles has not diminished. Accumulated amortization of goodwill amounted to $3,625,400 and $3,339,370 at July 31, 1999 and July 25, 1998, respectively. The Company regularly assesses the recoverability of unamortized amounts of goodwill utilizing relevant cash flow and profitability information. The assessment of the recoverability of unamortized amounts will be impacted if estimated future operating cash flows are not achieved.

Other intangibles
Other intangibles include the fair value of a favorable lease and trademarks acquired in a business acquisition. Other intangibles are being amortized over 20 years. Accumulated amortization of other intangibles amounted to $3,298,749 and $3,044,999 at July 31, 1999 and July 25, 1998, respectively.

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

Use of estimates
In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of long-lived assets
The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable.
An impairment is recognized to the extent the sum of undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value.

Net income per share
During 1998, the Company adopted SFAS No. 128, "Earnings Per Share."
This statement requires the presentation of both basic and diluted net income per share. Accordingly, all historical earnings per share data have been restated to conform to this new standard. The number of common shares outstanding for calculation of net income per share is as follows:

                                     1999         1998          1997
Weighted average
 shares outstanding - basic       2,975,233    2,949,860     2,909,876
Dilutive effect of employee
 stock options                       63,789       35,657        14,701
Weighted average shares
 outstanding - diluted            3,039,022    2,985,517     2,924,577

Notes to Consolidated Financial Statements


NOTE 2 - INVENTORIES

Merchandise inventories are comprised as follows:

                                       July 31,           July 25,
                                        1999               1998
Last-in, first-out (LIFO            $19,920,327         $17,620,176
First-in, first-out (FIFO)           10,002,979           8,928,411

                                    $29,923,306         $26,548,587

 If the FIFO method of inventory accounting had been used rather than LIFO, inventories would have been $8,308,222 and $7,715,040 higher than reported in 1999 and 1998, respectively.


NOTE 3 - PROPERTY, EQUIPMENT AND FIXTURES

Property, equipment and fixtures are comprised as follows:

                                          July 31,          July 25,
                                           1999              1998
Land and buildings                       $49,410,698       $49,095,308
Store fixtures and equipment              61,495,302        55,882,372
Leasehold improvements                    26,544,421        23,910,164
Leased property under capital leases      11,268,667        11,268,667
Vehicles                                   1,139,066         1,009,092

                                         149,858,154       141,165,603
     Less accumulated depreciation
      and amortization                    74,551,267        67,834,136

     Property, equipment
      and fixtures - net                 $75,306,887       $73,331,467


NOTE 4 - RELATED PARTY INFORMATION
 The Company's investment in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is less than 20% of the outstanding shares of Wakefern. The investment is pledged as collateral for any obligations to Wakefern. In addition, this obligation is personally guaranteed by the principal shareholders of the Company. The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. The Company also has an investment of less than 20% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides the Company with liability and property insurance coverage.

 The Company purchases substantially all of it's merchandise from Wakefern. Wakefern distributes as a "patronage dividend" to each member a share of earnings of Wakefern in proportion to the dollar volume of business done by the member with Wakefern during the year. Patronage dividends, which are recorded as a reduction of cost of sales, amounted to $7,419,000, $7,489,000 and $7,791,000 in fiscal 1999, 1998 and 1997, respectively.

 Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern up to a maximum of $500,000. As a result, the Company is required to invest $1,468,465 in installments over approximately the next six years. The Company will receive additional shares of common stock to the extent paid for at the end of each fiscal year
(September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.


NOTE 5 - MORTGAGES AND NOTES PAYABLE

                                         July 31,          July 25,
                                           1999              1998
Term loan, principal payable
 in monthly installments
 of $55,556 with a final principal
 payment of $5,555,555 due
 April 1, 2001, interest at 8.35%(a)    $6,666,666       $7,333,333

Revolving credit notes (a)               6,400,000        8,500,000

Mortgage note, interest at
 10.19% payable semi-annually,
 due in three equal annual
 installments of $1,333,333
 beginning December 1, 1997,
 collateralized by
 certain land and building                 333,332        1,666,666

Notes payable, interest at 4.39%
 to 7.90%, payable
 in monthly installments through
 December 2005, collateralized
 by certain equipment                    7,282,189        1,949,611

                                        20,682,187       19,449,610

Less current portion                     1,670,901        2,421,108

Noncurrent maturities                  $19,011,286      $17,028,502

Aggregate principal maturities of mortgages and notes as of July 31, 1999 (giving effect to the issuance of debt described in (a) below) are as follows:

Year ending July:
2000        $ 1,670,901
2001          1,273,656
2002          1,322,894
2003          1,374,224
2004          5,314,843

(a) On September 16, 1999, the Company issued $30,000,000 of
8.12% unsecured Senior Notes. Interest on these notes is due semi-annually. The principal is due in equal annual installments beginning September 16, 2003.

 On September 16, 1999, the Company also entered into an unsecured revolving loan agreement in the amount of $15,000,000. This agreement expires in three years, with two one year extensions available if exercised by both parties. The revolving credit line can be used for any purpose except new store construction. Indebtedness under this agreement bears interest at the prime rate or at the Eurodollar rate, at the Company's option, plus applicable margins based on the Company's fixed charge coverage ratio.

 Concurrent with the closing of the above two loan agreements, the Company paid off the balances outstanding on the term loan and the revolving credit notes listed above and those loan agreements were terminated. The terminated loan agreements were secured by substantially all the Company's assets. At July 31, 1999, the interest rate on the revolving credit notes were 8.25%. At
July 25, 1998, $6,000,000 of the revolving credit notes bear interest at 7.16% and $2,500,000 bears interest at 8.5%.

 At July 31, 1999, the Company was in compliance with all terms and covenants of all debt agreements. These agreements contain restrictive covenants which, among other matters, specify total debt levels, maintenance of net worth, fixed charge coverage ratios, limitation on payment of dividends and limitation of capital expenditures. Both September 16, 1999 loan agreements referred to above contain restrictive covenants similar to those in the terminated loan agreements.

 Both the September 16, 1999 revolving loan and the terminated revolving loans provide a maximum commitment for letters of credit of $3,000,000 ($1,000,000 outstanding at July 31, 1999) to secure obligations for the Company's self-insured workers' compensation claims.

 Interest paid amounted to $3,163,477, $3,172,692, and $3,398,828 in 1999, 1998 and 1997, respectively.

NOTE 6 - INCOME TAXES
 The components of the provision for income taxes are:

                     1999             1998              1997
Federal:
  Current        $3,267,396        $2,623,462        $1,778,800
  Deferred         (721,444)         (282,065)         (728,630)
State:
  Current         1,015,471           773,771           569,003
  Deferred         (254,413)         (106,136)         (247,787)

                 $3,307,010        $3,009,032        $1,371,386


 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                          July 31,           July 25,
                                            1999                1998

Deferred tax liabilities:
 Tax over book depreciation              $4,528,034         $4,762,837
 Patronage dividend receivable              690,194            833,963
 Other                                      553,387            557,119

 Total deferred tax liabilities           5,771,615          6,153,919

Deferred tax assets:
 Amortization of capital leases           1,753,762          1,741,614

 Accrual for special charges              1,020,000                  -

 Other                                    1,113,078          1,391,673

 Total deferred tax assets                3,886,840          3,133,287

 Net deferred tax liability              $1,884,775         $3,020,632


 A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management's opinion, in view of the Company's previous, current and projected taxable income, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 31, 1999 and July 25, 1998.

 The effective income tax rate differs from the statutory federal income tax rate as follows:

                                  1999      1998      1997
Statutory federal
 income tax rate                  34.0%     34.0%     34.0%
Amortization of
 intangibles                       1.1       1.3       2.9
State income taxes,
 net of federal tax benefit        6.3       6.3       6.2
Other                              (.2)      1.3      (3.3)

Effective income
 tax rate                         41.2%     42.9%     39.8%

Income taxes paid amounted to $4,080,631, $3,754,586 and $2,328,820 in fiscal 1999, 1998 and 1997, respectively.


NOTE 7 - LONG-TERM LEASES

DESCRIPTION OF LEASING ARRANGEMENTS

 The Company conducts a major part of its operations from leased facilities, with the majority of initial lease terms ranging from 20 to 30 years. All of the Company's leases expire through fiscal 2059.

 Most of the Company's leases contain renewal options of five years each. These options enable the Company to retain the use of facilities in desirable operating areas. Management expects that in the normal course of business, most leases will be renewed or replaced by other leases. The Company is obligated under all leases to pay for utilities and liability insurance, and under certain leases to pay additional amounts based on real estate taxes, maintenance, insurance and a percentage of sales in excess of stipulated amounts.

 Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consisted of the following at July 31, 1999:

                                    Capital           Operating
                                     Leases            Leases
     2000                          $ 1,822,395       $ 4,423,788
     2001                            1,737,544         4,197,585
     2002                            1,688,376         3,609,643
     2003                            1,688,376         3,346,904
     2004                            1,688,376         3,131,122
     Thereafter                     11,049,776        28,135,726

Minimum lease payments              19,674,843       $46,844,768

Less amount representing
 interest                           11,003,524

Present value of minimum
 lease payments                    $ 8,671,319


 The following schedule shows the composition of total rental expense under operating leases for the following periods:

                           1999           1998           1997
Minimum rentals         $3,882,620     $3,795,635     $3,648,642
Contingent rentals         865,500        670,337        587,141

                        $4,748,120     $4,465,972     $4,235,783


RELATED PARTY LEASES
 The Company currently leases three supermarkets and its office facility from realty firms partly or wholly-owned by officers of the Company. The Company paid aggregate rentals under these leases, including minimum rent and contingent rent, of approximately $1,242,000, $1,191,000 and $1,163,000 for fiscal years 1999,
1998 and 1997, respectively. In addition, two supermarkets are leased from partnerships in which the Company is a partner.

 The Company leases the recently acquired Vineland store from Wakefern, the previous owner, under a sublease agreement which provides for annual rent of $650,000.


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

 The 1987 Incentive and Non-Statutory Stock Option Plan authorized 150,000 shares of the Company's Class A common stock to be granted to officers and employees of the Company. All options granted under this plan were at an exercise price equal to the fair value at the date of grant. There are no options currently outstanding under this plan.

 The 1997 Incentive and Non-Statutory Stock Option Plan provides for the granting of options or stock appreciation rights to purchase up to 250,000 shares of the Company's Class A common stock by officers, employees and directors of the Company as designated by the Board of Directors. The Plan requires incentive stock options to be granted at exercise prices equal to the fair market value of the Company's stock at the date of grant (110% if the optionee holds more than 10% of the voting stock of the Company), while non-statutory options may be granted at an exercise price less than market value. All options granted to date were at market value and are exercisable up to 10 years from the date of the grant.

 The following table summarizes option activity for the following periods:

                                  Number of        Average
                                    Shares       Option Price
Outstanding at July 27, 1996
 and July 26, 1997                  130,000          $ 8.00
     Granted                        219,000           10.00
     Exercised                      (60,000)           8.00
     Cancelled                      (70,000)           8.00

Outstanding at July 25, 1998        219,000         $ 10.00
     Granted                          5,000           12.85
     Exercised                      (18,700)          10.00

     Outstanding at
      July 31, 1999                 205,300         $ 10.05

 At July 31, 1999, the weighted-average remaining contractual life of outstanding options was 8.4 years. At July 31, 1999 and July 25, 1998, the number of options exercisable was 200,300 and 103,000, respectively, and the weighted-average exercise price of those options was $10.00 at both dates.

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

 If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, fiscal 1999 and 1998 results would be reduced to the following pro forma amounts: net income - $4,604,000 and $3,475,000; net income per share, basic - $1.55 and $1.18; and net income per share, diluted - $1.51 and $1.16. There would be no effect on 1997 results. The fair value of options granted was estimated at $3.57 using the Black-Scholes Option Pricing Model with the following assumptions used for fiscal 1999 and 1998 grants: risk-free interest rate of 6.0%; expected life of 6 years; expected dividend rate of zero; and expected volatility of 20.9%.


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

Net periodic pension cost for the three plans included the following components:

                                1999        1998       1997
Service cost                  $610,517    $592,441    $488,167
Interest cost on
 projected benefit
 obligation                    614,941     562,615     499,282
Expected return on
 plan assets                  (804,656) (1,441,535) (1,676,672)
Net amortization
 and deferral                  (14,150)    755,835   1,131,839

Net periodic pension
 cost                         $406,652    $469,356    $442,616

The changes in benefit obligations and the reconciliation of the funded status of the Company's plans to the consolidated balance sheet were as follows:

                                     1999            1998

Change in Benefit Obligation:
Benefit obligation at
 beginning of year                $8,884,755      $7,136,146
Service cost                         610,517         592,441
Interest cost                        614,941         562,615
Benefits paid                       (745,212)       (433,751)
Actuarial loss                       249,136       1,027,304
Benefit obligation at
 end of year                      $9,614,137      $8,884,755

Change in Plan Assets:
Fair value of plan at
 beginning of year                $9,074,481      $7,610,382
Actual return on plan assets       1,140,863       1,441,535
Employer contributions               617,709         456,315
Benefits paid                       (745,212)       (433,751)
Fair value of plan assets
 at end of year                  $10,087,841      $9,074,481

Fair value of plan assets
 greater than benefit
 obligation                        $473,704         $189,726
Unrecognized net gain              (599,154)        (381,200)
Accrued pension cost              $(125,450)       $(191,474)

Change in Accrued Pension Cost:
Accrued pension cost at
 beginning of year                $(191,474)       $(178,433)
Net periodic pension cost          (406,652)        (469,356)
Additional liability               (145,033)               -
Contributions                       617,709          456,315
Accrued pension cost at
 end of year                      $(125,450)       $(191,474)

Plan assets are invested principally in government securities, common stocks and mutual funds.

Assumptions used in determining the net fiscal 1999, 1998 and 1997 periodic pension cost was:


Assumed discount rate                                 7.25%
Assumed rate of increase in compensation levels          4%
Expected rate of return on plan assets                8.0 to 8.5%

 The Company also participates in several multiemployer pension plans for which the fiscal 1999, 1998 and 1997 contributions were $1,586,000, $1,722,000 and $1,731,000, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

 The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position of the Company.


NOTE 11 - SPECIAL CHARGE

 The Company is under contract to acquire a parcel of land consisting of approximately 3.2 acres in Garwood, New Jersey and 1.5 acres in Westfield, New Jersey on which it plans to construct a superstore. The Company and the property owner disagree on the terms of an amendment to the contract. The trial of this matter concluded on June 16, 1999 and, in a letter opinion dated August 31, 1999, the trial judge ruled in favor of the property owner. Under this opinion, the contract price of the property is increased by an additional $2,168,334 at July 31, 1999. This amount is due whether the Company takes title to the property or not. In addition, the contract price is further increased by $34,166 per month beginning August 1, 1999 through either the date the closing on the property takes place or the date the contract is terminated. At this time, the Company is considering an appeal of this decision.

 The Company recorded a charge to earnings of $2,600,000 in the fourth quarter of fiscal 1999 to reflect the impact of this decision, as the Company does not believe the additions to the purchase price of the property as a result of this litigation are recoverable from the development of the superstore on this property.

 Costs incurred in previous years related to this project in the amount of $975,000 are included in other assets and an adjacent property purchased in previous years in the amount of $1,679,000 is included in land and building at July 31, 1999 and July 25, 1998, as the Company believes such costs will be recoverable from the development of the property. The town of Garwood and the Company are defendants in a separate lawsuit that seeks to overturn the approvals obtained by the Company from the town of Garwood to build a superstore on portions of these properties. In October 1999, the trial judge decided that the approvals obtained by the Company were valid. Should such approvals be overturned on appeal or other delays be encountered, additional charges to operations may be required.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Village Super Market, Inc.:

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiary as of July 31, 1999 and July 25, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended
July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiary as of July 31, 1999 and July 25, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP
Short Hills, New Jersey
October 4, 1999



STOCK PRICE AND DIVIDEND INFORMATION

The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ National Market tier of the NASDAQ
Stock Market under the symbol "VLGEA." The table below sets forth the high and low last reported sales price for the fiscal year indicated.

                Class A Stock

                       High        Low
1999
  4th Quarter          13          12-1/2
  3rd Quarter          14-1/2      12-1/2
  2nd Quarter          17-1/2      13
  1st Quarter          24-3/4      12-1/2

1998
  4th Quarter          16-1/2      13-1/4
  3rd Quarter          14-1/4      11
  2nd Quarter          10-3/4      9-1/4
  1st Quarter          9-3/4       8-3/4



As of September 30, 1999, there were 483 holders of record of the Company's Class A common stock.

No dividends were paid during fiscal 1999 and 1998.


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


AUDITORS
KPMG LLP
150 John F. Kennedy Parkway
Short Hills, New Jersey 07078


FORM 10-K
Copies of the Company's Form 10-K as filed with the Securities and Exchange Commission are available without charge upon written request to:

Mr. Robert Sumas, Secretary
Village Super Market, Inc.
733 Mountain Avenue
Springfield, New Jersey 07081