Form 10-Q
period 1999-10-30
VILLAGE SUPER MARKET INC
filed 1999-12-09
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                              FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 30, 1999

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

                                             December 2, 1999
Class A Common Stock, No Par Value           1,396,700 Shares
Class B Common Stock, No Par Value           1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.



                       VILLAGE SUPER MARKET, INC.

                                INDEX

PART I                                                    PAGE NO.

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets                  3

         Consolidated Condensed Statements of Income            4

         Consolidated Condensed Statements of Cash Flows        5

         Notes to Consolidated Condensed Financial Statements   6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations        7-9



PART II

OTHER INFORMATION

Item 1.  Legal Proceedings                                      10

Item 6.  Exhibits and Reports on Form 8-K                       10

         Signatures                                             11

         Exhibit 28(a)                                        12-13


                         VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)

                                        October 30,    July 31,
                                          1999          1999
ASSETS
Current assets
 Cash and cash equivalents              $ 21,448      $   9,771
 Merchandise inventories                  30,643         29,923
 Patronage dividend receivable             2,963          1,728
 Miscellaneous receivables                 4,848          3,729
 Other current assets                      1,191          1,119
  Total current assets                    61,093         46,270

Property, equipment and fixtures, net     74,895         75,307

Investment in related party, at cost      10,783         10,698

Goodwill, net                             11,202         11,287

Other intangibles, net                     1,713          1,776

Other assets                               4,961          4,217

TOTAL ASSETS                           $ 164,647      $ 149,555


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt     $   1,713      $   2,149
 Accounts payable to related party        26,009         27,086
 Accounts payable and accrued expenses    20,650         23,496
 Income taxes payable                      1,660            736
    Total current liabilities             50,032         53,467

Long-term debt, less current portion      43,778         27,204
Deferred income taxes                      2,307          2,407
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                18,129         18,129
 Class B common stock - no par value,
   issued & outstanding 1,594,076 shares   1,035          1,035
Retained earnings                         54,431         52,409
Less cost of treasury shares -
  (366,100 shares at October 30, 1999
  and 368,300 shares at July 31, 1999)    (5,065)        (5,096)

  Total shareholders' equity              68,530         66,477

  TOTAL LIABILITIES & SHAREHOLDERS'
   EQUITY                               $164,647       $149,555

See accompanying Notes to Consolidated Condensed Financial
 Statements.


                       VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Amounts)

                             13 Weeks Ended     13 Weeks Ended
                            October 30, 1999   October 24, 1998
Sales                          $    195,413       $    178,058

Cost of sales                       144,202            132,941

Gross margin                         51,211             45,117

Operating and
 administrative expense              45,080             40,374

Depreciation and
 amortization expense                 1,914              1,929

Operating income                      4,217              2,814

Interest expense, net                   847                779

Income before income
 taxes                                3,370              2,035

Provision for income taxes            1,340                855

Net income                     $      2,030       $      1,180

Net income per share:
  Basic                        $        .68       $        .40
  Diluted                      $        .67       $        .39

See accompanying Notes to Consolidated Condensed Financial
 Statements.


                          VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (Dollars in Thousands)

                                     13 Wks. Ended   13 Wks. Ended
                                     Oct. 30, 1999   Oct. 24, 1998

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                           $   2,030      $   1,180
  Adjustments to reconcile net income
   to net cash used by
   operating activities:
  Depreciation and amortization            1,914          1,929
  Deferred taxes                        (    100)      (     75)
  Provision to value inventories
   at LIFO                                   150            125
  Changes in assets and liabilities:
   (Increase) in inventory              (    870)      (  1,903)
   (Increase) in patronage dividend
     receivable                         (  1,235)      (  1,103)
   (Increase) in misc. receivables      (  1,119)      (  1,045)
   (Increase) in other current assets   (     72)      (     39)
   (Increase) in other assets           (    744)      (     14)
   (Decrease) in accounts
    payable to related party            (  1,077)      (    379)
   (Decrease) in accounts payable
    and accrued expenses                (  2,846)      (  1,598)
   Increase in income taxes payable          924            842

Net cash used by operating
 activities                             (  3,045)      (  2,080)

CASH FLOW FROM INVESTING
 ACTIVITIES:
  Capital expenditures                  (  1,353)      (  3,105)
  Investment in related party           (     85)      (      2)

Net cash used by investing
 activities                             (  1,438)      (  3,107)

CASH FLOW FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of
  long-term debt                          30,000          5,000
 Proceeds from exercise of
  stock options                               22             --
 Principal payments of
  long-term debt                         (13,862)      (    343)
Net cash provided by financing
 activities                               16,160          4,657

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        11,677       (    530)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      9,771          5,679

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $   21,448     $    5,149

See accompanying Notes to Consolidated Condensed Financial
 Statements.


                     VILLAGE SUPER MARKET, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments(consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 30, 1999 and the consolidated results of operations and cash flows for the periods ended October 30, 1999 and October 24, 1998.

    The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 1999 Village Super Market, Inc. Annual
Report.

2. The results of operations for the period ended October 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. At both October 30, 1999 and July 31, 1999, approximately 67% of merchandise Inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $8,458,000 and $8,308,000 higher than reported at October 30, 1999 and July 31, 1999 respectively.

4   The number of common shares outstanding for calculation of net income per share is as follows:

                                  October 30,       October 24,
                                     1999              1998
Weighted average shares
  outstanding - basic             2,989,831          2,969,876
Dilutive effect of employee
  stock options                      56,697             87,310
Weighted average shares
  outstanding - diluted           3,046,528          3,057,186


ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales in the first quarter were $195,413,000, which represents an increase of 9.7% from the prior year. Same store sales increased 4.9% from the prior year. The remainder of the sales increase was due to the acquisition of the Vineland store in May 1999. Same store sales increased, in part, due to all 13 weeks of the current year's quarter including double coupons in northern New Jersey compared with seven weeks in the prior year. Same store sales increases for the remainder of fiscal 2000 are expected to be substantially below this 6% same store sales increase during fiscal 1999 and the 4.9% same store sales increase that was achieved in the first quarter of fiscal 2000, as the comparisons for the remainder of fiscal 2000 are to fiscal 1999 periods that included the full impact of double coupons.

  Gross margin as a percentage of sales increased to 26.2% from 25.3% in the prior year. Gross margins percentages improved in most selling departments when compared to the prior year. In addition, a portion of the gross margin improvement was due to special rebates received for the new Vineland store.

  Operating and administrative expenses as a percentage of sales increased to 23.1% from 22.7% in the prior year. This increase was a result of the increased cost associated with the doubling of manufacturers coupons for a greater number of weeks in the current fiscal year. This increase was partially offset by lower payroll and fringe benefit costs as a percentage of sales.

  Interest expense increased in the current quarter compared to the prior year as a result of higher debt levels.

  The 72% increase in net income compared to the prior year is primarily attributable to the 4.9% same store sales increase and the substantially improved gross margin percentage, partially offset by increased coupon costs.


LIQUIDITY AND FINANCIAL RESOURCES

  On September 16, 1999, the Company issued $30 million of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15 million unsecured revolving credit agreement. These two debt agreements replaced the $6,667,000 term loan and a $24,000,000 revolving credit facility, both of which were secured by substantially all of the Company's assets. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at October 30, 1999.

  Current assets exceeded current liabilities by $11,061,000 at October 30, 1999 compared to current liabilities exceeding current assets by $7,197,000 at July 31, 1999. The working capital ratio increased to 1.22 at October 30, 1999 from .87 at July 31, 1999. These improvements were primarily due to the increase in cash resulting from the financing described above, less the $13,400,000 of long term debt that was paid off. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing the distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

  During the quarter, the Company had capital expenditures of $1,353,000. The Company has budgeted approximately $19,000,000 for capital expenditures in fiscal 2000. Planned expenditures include the replacement of the West Orange store, the start of two major remodels, the purchase of land for a future store and technology upgrades.


YEAR 2000:

  The Company has participated with Wakefern Food Corporation ("Wakefern"),the retailer owned food cooperative to which it belongs and its principal supplier, in a comprehensive assessment of its information technology systems ("IT Systems") and its process control and other systems that include micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the Year 2000 ("Y2K") issue.

  The Company and Wakefern have assessed all systems for Y2K readiness, giving the highest priority to those IT Systems that are considered critical to its business operations. At present, the Company has implemented its cash and sales, payroll, general ledger and accounts payable applications. The Company believes all in-store IT Systems are currently Y2K compliant.

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

  The Company and Wakefern have utilized the necessary internal and external resources to replace, upgrade or modify all significant systems affected by Y2K. The total estimated costs to remediate the Y2K issue have not had a significant adverse affect on continuing operations. All Y2K costs are being expensed as incurred.

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

Item 1.  Legal Proceedings

  Footnote 11 to the Consolidated Financial Statements for fiscal
1999 includes a description of litigation decided against the Company on August 31, 1999.


Item 6.   Exhibits and Reports on Form 8-K

     6(a) Exhibits

          Exhibit 28(a) - Press Release dated December 2, 1999.

    6(b)  Reports on Form 8-K.

           None



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Village Super Market, Inc.
                                         Registrant


Date:  December 7, 1999              /s/ Perry Sumas
                                         Perry Sumas
                                        (President)



Date:  December 7, 1999              /s/ Kevin R. Begley
                                         Kevin R. Begley
                                        (Chief Financial Officer)

Exhibit 28(a)

                    VILLAGE SUPER MARKET, INC.
           REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                       OCTOBER 30, 1999

Contact:   Kevin Begley, C.F.O.
           (973) 467-2200, Ext. 220

  Springfield, New Jersey - December 2, 1999 - Village Super
Market, Inc. reported sales and net income for the first quarter ended October 30, 1999, Perry Sumas, President announced today.

  Net income was $2,030,000 ($.67 per diluted share) in the first quarter of fiscal 2000, an increase of 72% from the first quarter of the prior year.

  Sales in the first quarter were $195,413,000, an increase of 9.7% from the prior year. Same store sales increased 4.9% in the first quarter. The remainder of the sales increase is due to the acquisition of a store in May 1999. Same store sales increased primarily due to all 13 weeks of the current year's quarter including the impact of double coupons as compared to only seven weeks in the first quarter of the prior year.

  The large increase in first quarter net income compared with the prior year is primarily a result of the improved same store sales and a substantial improvement in gross margin percentages, partially offset by increased costs from the doubling of manufacturer coupons.

  On September 16, 1999, the Company completed the sale of $30 million of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15 million unsecured revolving credit facility. These two agreements replace the $6,667,000 term loan and $24 million credit facilities previously available to the Company, both of which were secured.

  Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter ended
October 30, 1999:

                                  13 Weeks Ended    13 Weeks Ended
                                 October 30, 1999   October 24, 1998

Sales                             $ 195,413,000      $ 178,058,000
Net Income                        $   2,030,000      $   1,180,000
Net Income Per Share - Basic      $         .68      $         .40
Net Income Per Share - Diluted    $         .67      $         .39


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