Form 10-Q
period 2000-01-29
VILLAGE SUPER MARKET INC
filed 2000-03-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:  January 29, 2000

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE  SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


                        VILLAGE SUPER MARKET, INC.

       (Exact name of registrant as specified in its charter)

NEW JERSEY                                22-1576170
(State of other jurisdiction of           (I. R. S. Employer
 incorporation or organization)            Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY    07081
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

                                           March 1, 2000
  Class A Common Stock, No Par Value      1,404,700 Shares
  Class B Common Stock, No Par Value      1,594,076 Shares

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


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . .  .  7- 8



PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                        9

        Signatures . . . . . . . . . . . . . . . . . . . . .   10

        Exhibit 28(a). . . . . . . . . . . . . . . . . . . .   11

        Exhibit 28(b).. . . . . . . . . . . . . . . . . .    12-13




                           PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            VILLAGE SUPER MARKET, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                        January 29,    July 31,
                                           2000         1999
ASSETS
Current assets
 Cash and cash equivalents               $ 30,689      $ 9,771
 Merchandise inventories                   30,866       29,923
 Patronage dividend receivable                369        1,728
 Miscellaneous receivables                  5,297        3,729
 Other current assets                       1,183        1,119
   Total current assets                    68,404       46,270

Property, equipment and fixtures, net      74,588       75,307

Investment in related party, at cost       10,867       10,698

Goodwill, net                              11,117       11,287

Other intangibles, net                      1,649        1,776

Other assets                                4,989        4,217

   TOTAL ASSETS                          $171,614     $149,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt       $  1,713     $  2,149
 Accounts payable to related party         28,805       27,086
 Accounts payable and accrued expenses     23,623       23,496
 Income taxes payable                         708          736
   Total current liabilities               54,849       53,467

Long-term debt, less current portion       43,420       27,204
Deferred income taxes                       2,207        2,407
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                 18,129       18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding    1,035        1,035
 Retained earnings                         56,929       52,409
 Less cost of treasury shares
   (358,100 shares at January 29, 2000
   and 368,300 shares at July 31, 1999)    (4,955)     (5,096)

    Total shareholders' equity             71,138       66,477

    TOTAL LIABILITIES &
     SHAREHOLDERS' EQUITY                $171,614   $149,555

See accompanying Notes to Consolidated Condensed Financial Statements.



                       VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Amounts)


                  13 Wks. Ended  13 Wks. Ended  26 Wks. Ended  26 Wks. Ended
                  Jan. 29, 2000  Jan. 23, 1999  Jan. 29, 2000  Jan. 23, 1999

Sales             $   210,681    $   192,633    $   406,094    $   370,692

Cost of sales         155,662        143,585        299,864        276,526

Gross margin           55,019         49,048        106,230         94,166

Operating and
 administrative
 expense               48,031         44,276         93,111         84,650

Depreciation and
 amortization
  expense               2,062          1,863          3,976          3,792

Operating income        4,926          2,909          9,143          5,724

Interest expense          813            796          1,660          1,575

Income before
 income taxes           4,113          2,113          7,483          4,149

Provision for income
 taxes                  1,584            888          2,924          1,743


Net Income         $    2,529	    $    1,225      $   4,559      $   2,406

Net income
 per share:
  Basic            $      .84     $      .41      $   1 .52      $     .81
  Diluted          $      .83     $      .40      $   1 .50      $     .79


See accompanying Notes to Consolidated Condensed Financial Statements.


                        VILLAGE SUPER MARKET, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)

                                        26 Wks Ended    26 Wks Ended
                                        Jan 29, 2000    Jan 23, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $     4,559    $     2,406
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                3,976          3,792
  Deferred taxes                             (   200)        (  150)
  Provision to value inventories at LIFO         250            250
  Changes in assets and liabilities:
   (Increase) in inventory                   ( 1,193)        (2,930)
   Decrease in patronage dividend
    Receivable                                 1,359          1,578
   (Increase) in misc. receivables           ( 1,568)        (  937)
   (Increase) decrease in other
     current assets                          (   64)              5
   (Increase) in other assets                (  772)         (  386)
   Increase in accounts
    payable to related party                  1,719           2,414
   Increase in accounts payable and
     accrued expenses                           127           2,614
   Increase (decrease) in income taxes
    payable                                  (  28)              81

Net cash provided by operating
 activities:                                 8,165            8,737

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                        (2,960)          (4,320)
Investment in related party                 (  169)          (   26)
Net cash used by investing activities       (3,129)          (4,346)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt    30,000            3,931
Proceeds from exercise of stock options        102               47
Principal payments of long-term debt      ( 14,220)          (2,025)
Net cash provided by financing activities   15,882            1,953

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                       20,918            6,344

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         9,771            5,679

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $    30,689        $  12,023

See accompanying Notes to Consolidated Condensed Financial Statements.


                       VILLAGE SUPER MARKET, INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of January 29, 2000 and the consolidated results of operations and cash flows for the periods ended January 29, 2000 and January 23, 1999.

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 1999 Village Super Market, Inc. Annual Report.

2. The results of operations for the period ended January 29, 2000 are not necessarily indicative of the results to be expected for the full year.

3. At both January 29, 2000 and July 31, 1999 approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $8,558,000 and $8,308,000 higher than reported at January 29, 2000 and July 31, 1999, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                  13 Weeks Ended          26 Weeks Ended
                               1/29/00      1/23/99    1/29/00      1/23/99
Weighted Average Shares
 Outstanding - Basic           2,994,985   2,970,824   2,992,408   2,970,350
Dilutive Effect of Employee
 Stock Options                    47,768      68,418      52,233      77,864
Weighted Average Shares
 Outstanding - Diluted         3,042,753   3,039,242   3,044,641   3,048,214



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales in the second quarter of fiscal 2000 were $210,681,000, an increase of 9.4% from the prior year. Same store sales increased
4.3% from the prior year. The remainder of the sales increase was due to the acquisition of the Vineland store in May 1999. Same store sales increased in most stores, particularly one that had been remodeled a year ago, and were partially offset by sales declines in stores affected by competitive openings. Sales for the six month period were $406,094,000, a 9.6% increase from the prior year. Same store sales for the six month period increased 4.6%. Same store sales for the six month period include the benefit of 26 weeks of double coupon promotions in northern New Jersey in fiscal 2000 compared with 20 weeks in fiscal 1999. Same store sales increases for the remainder of fiscal 2000 are expected to be below the current trend due to competitive openings and comparisons to strong results in fiscal 1999.

Gross margin as a percentage of sales increased to 26.1% and 26.2%, respectively, in the quarter and six month periods ended January 29, 2000 compared with 25.5% and 25.4%, respectively, in the corresponding prior year periods. Gross margin percentages improved in most selling departments, particularly the grocery department, when compared to the prior year. In addition, a portion of the gross margin improvement was due to special rebates received for the new Vineland store.

Operating and administrative expenses as a percentage of sales for the quarter and six month periods were 22.8% and 22.9%, respectively, compared with 23.0% and 22.8%, respectively, in the corresponding prior year periods. Both the quarter and six month period of fiscal 2000 include improvements from lower payroll and fringe benefit costs as a percentage of sales. The six month period of fiscal 2000 includes 26 weeks of the cost of doubling manufacturer coupons as compared to 20 weeks in the prior year.

Net income increased 106% in the quarter to $2,529,000. This increase is primarily attributable to the 4.3% same store sales increase and the substantially improved gross margin percentage.


LIQUIDITY AND FINANCIAL RESOURCES

On September 16, 1999 the Company issued $30,000,000 of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15,000,000 unsecured revolving credit agreement. These two debt agreements replace the $6,667,000 term loan and a $24,000,000 revolving credit facility, both of which were secured by substantially all of the Company's assets. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at January 29, 2000.

Current assets exceeded current liabilities by $13,555,000 at January 29, 2000 compared to current liabilities exceeding current assets by $7,197,000 at July 31, 1999. The working capital ratio increased to 1.25 at January 29, 2000 from .87 at July 31, 1999. These improvements were primarily due to the increase in cash resulting from the financing described above, less the $14,220,000 of long term debt that was paid off. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

During the six month period, the Company had capital expenditures of $2,960,000. The Company currently plans to spend approximately $14,000,000 on capital expenditures in fiscal 2000. Planned expenditures include the replacement of the West Orange store, the start of a major remodel, the purchase of land for a future store and technology upgrades. The Company expects to fund these capital expenditures through operating cash flow and cash on hand.


FORWARD-LOOKING STATEMENTS:

This Form 10-Q to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, and other risk factors detailed herein and in other filings of the Company.



PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


     6 (a)  Exhibits

            Exhibit 28 (a)   -   Press Release dated March 3, 2000.

            Exhibit 28(b)    -   First Quarter Report to Shareholders
                                  dated December 20, 1999.

     6 (b)  Reports on Form 8-K.

              None




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Village Super Market, Inc.
                                          Registrant


Date:  March 3, 2000                      /s/ Perry Sumas
                                              Perry Sumas
                                             (President)


Date:  March 3, 2000                      /s/ Kevin R. Begley
                                              Kevin R. Begley
                                             (Chief Financial Officer)



Exhibit 28(a)

                       VILLAGE SUPER MARKET, INC.
           REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                            JANUARY 29, 2000

 Contact:  Kevin Begley, C. F. O.
           (973) 467-2200 - Ext. 220

   Springfield, New Jersey - March 3, 2000 - Village Super Market, Inc. reported sales and net income for the second quarter ended January 29, 2000, Perry Sumas, President announced today.

   Net income was $2,529,000 ($.83 per diluted share) in the second quarter of fiscal 2000, an increase of 106% from the prior year.

   Sales in the second quarter were $210,681,000, an increase of 9.4% from the prior year. Same store sales increased 4.3% in the second quarter. The remainder of the sales increase is due to the acquisition of a store in May 1999. The large improvement in second quarter net income compared to the prior year is primarily a result of the improved same store sales and a substantial increase in gross margin percentages.

   For the six month period, net income increased 89% to $4,559,000 ($1.50 per diluted share). Sales were $406,094,000, an increase of 9.6% from the prior year. Same store sales increased 4.6%.

   Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and six months ended January 29, 2000:

                                              Jan 29, 2000   Jan 23, 1999
                                                     13 Wks Ended
  Sales                                       $210,681,000    $192,633,000
  Net Income                                  $  2,529,000    $  1,225,000
  Net Income Per Share - Basic                $        .84    $        .41
  Net Income Per Share - Diluted              $        .83    $        .40

                                                    26 Weeks Ended
  Sales                                       $406,094,000    $370,692,000
  Net Income                                  $  4,559,000    $  2,406,000
  Net Income Per Share - Basic                $       1.52    $        .81
  Net Income Per share - Diluted              $       1.50    $        .79

   This Press Release contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, results of litigation and other risk factors detailed in the Company's filings with the SEC.



Exhibit 28(b)


F

I     To Our Shareholders:

R The Company had net income of $2,030,000 ($.67 per diluted share) in the first quarter ended October 30, 1999, an increase of 72% from the first
S     quarter of the
      prior year.  The significant increase in net income was due to a strong
T increase in same store sales and substantially improved gross margin percentages, partially offset by increased costs from the doubling of manufacturer coupons.
Q
      Sales in the first quarter were $195,413,000, an increase of 9.7% from
U the prior year. Same store sales increased 4.9%. The remainder of the sales increase was due to the acquisition of the Vineland store in May
A 1999. Same store sales increased, in part, due to all 13 weeks of the current year's quarter including double coupons in northern New Jersey
R     compared with seven weeks in the prior year.

T     Gross margin as a percentage of sales increased to 26.2% from 25.3% in the prior year.  Gross margin percentages improved in most selling
E departments. In addition, a portion of the improvement was due to special rebates received for the new Vineland store.
R
      Operating and administrative expenses as a percentage of sales increased to 23.1% from 22.7% in the prior year. This was a result of increased
R cost associated with the doubling of manufacturer coupons for a greater Number of weeks in the current fiscal year.
E
      The following table summarizes Village's results for the quarter ended
P     October 30, 1999:

O
                                Respectfully,
R

T                       Perry Sumas            James Sumas
                        President              Chairman of the Board


     December 20, 1999




                                     INCOME STATEMENT DATA

                                13 Wks Ended         13 Wks Ended
                                Oct 30, 1999         Oct 24, 1998
Sales                           $195,413,000         $178,058,000
Net Income                      $  2,030,000         $  1,180,000
Net Income Per Share - Basic    $        .68         $        .40
Net Income Per share - Diluted  $        .67         $        .39



                              BALANCE SHEET COMPARISONS

                                Oct 30, 1999         July 31, 1999

Current Assets                  $ 61,093,000         $ 46,270,000
Current Liabilities             $ 50,032,000         $ 53,467,000
Net Working Capital (Deficit)   $ 11,061,000         $( 7,197,000)
Long Term Debt                  $ 43,778,000         $ 27,204,000
Stockholders' Equity            $ 68,530,000         $ 66,477,000


FORWARD-LOOKING STATEMENTS:

This letter contains "forward-looking statements" within the meaning of Federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the liquidity of the Company on a cash flow basis, the success of operating initiatives, Y2K issues relating to computer applications, results of litigation and other risk factors detailed in the Company's filings with the SEC.