Form 10-Q
period 2000-04-29
VILLAGE SUPER MARKET INC
filed 2000-06-08
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                              FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended:  April 29, 2000

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE  SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633

                      VILLAGE SUPER MARKET, INC.

       (Exact name of registrant as specified in its charter)

NEW JERSEY
(State of other jurisdiction of          22-1576170
  incorporation or organization          (I. R. S. Employer
                                          Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY  07081
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

                                         June 1, 2000
  Class A Common Stock, No Par Value    1,416,700 Shares
  Class B Common Stock, No Par Value    1,594,076 Shares

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




                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Thousands)

                                        April 29,   July 31,
                                          2000        1999
ASSETS
Current assets
 Cash and cash equivalents              $ 19,524    $ 9,771
 Merchandise inventories                  31,343     29,923
 Patronage dividend receivable             1,167      1,728
 Miscellaneous receivables                 4,736      3,729
 Other current assets                      1,491      1,119
   Total current assets                   58,261     46,270

Property, equipment and fixtures,
 net                                      78,460     75,307

Investment in related party,
 at cost                                  10,951     10,698

Goodwill, net                             11,032     11,287

Other intangibles, net                     1,586      1,776

Other assets                               5,039      4,217

  TOTAL ASSETS                         $ 165,329   $149,555

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities
 Current portion of long-term
  debt                                 $   1,713   $  2,149
 Accounts payable to related
  party                                   24,006     27,086
 Accounts payable and accrued
  expenses                                22,027     23,496
 Income taxes payable                        -          736
  Total current liabilities               47,746     53,467

Long-term debt, less current
 portion                                 42,939      27,204
Deferred income taxes                     2,307       2,407
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares                18,129      18,129
 Class B common stock - no par value,
  1,594,076 shares issued &
  outstanding                             1,035       1,035
 Retained earnings                       57,961      52,409
 Less cost of treasury shares
  (346,100 shares at April 29, 2000
  and 368,300 shares at July 31, 1999)   (4,788)    (5,096)

  Total shareholders' equity             72,337      66,477

  TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                $165,329    $149,555

See accompanying Notes to Consolidated Condensed Financial
 Statements.


                     VILLAGE SUPER MARKET, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          (Dollars in Thousands Except Per Share Amounts)


               13 Wks. Ended   13 Wks. Ended   39 Wks. Ended   39 Wks. Ended
               Apr. 29, 2000   Apr. 24, 1999   Apr. 29, 2000   Apr. 24, 1999

Sales            $  193,655      $  182,096      $  599,749      $  552,788

Cost of sales       143,712         135,282         443,576         411,808

Gross margin         49,943          46,814         156,173         140,980

Operating and
 administrative
 expense             45,796          42,665         138,907         127,315

Depreciation and
 amortization
 expense              2,063           1,894           6,039           5,686

Operating income      2,084           2,255          11,227           7,979

Interest expense,
 net                    848             730          2,508            2,305

Gain on disposal
 of assets              493              --            493              --

Income before
 income taxes         1,729           1,525          9,212            5,674

Provision for income
 taxes                  650             640          3,574            2,383


Net Income         $  1,079         $   885       $  5,638         $  3,291

Net income
 per share:
   Basic           $    .36         $    30       $   1.88         $   1.11
   Diluted         $    .35         $   .29       $   1.85         $   1.08

See accompanying Notes to Consolidated Condensed Financial Statements.


                      VILLAGE SUPER MARKET, INC.
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (Dollars in Thousands)

                                39 Weeks Ended    39 Weeks Ended
                                April 29, 2000    April 25, 1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                        $   5,638       $   3,291
 Adjustments to reconcile
  net income to net cash
  provided by
  operating activities:
 Depreciation and amortization        6,039           5,686
 Deferred taxes                   (     100)       (    225)
 Provision to value inventories
  at LIFO                               250             400
  Gain on disposal of assets      (     493)             --
 Changes in assets and
   liabilities:
   (Increase) in inventories      (   1,670)        (  2,224)
 Decrease in patronage
   dividend receivable                  561              959
  Increase) in miscellaneous
   receivables                    (   1,007)        (    164)
  (Increase) in other current
   assets                         (     372)        (    339)
  (Increase) in other assets      (     822)        (    398)
  (Decrease) in accounts
   payable to related party       (   3,080)        (  1,220)
  Increase (decrease) in
   accounts payable and accrued
   expenses                      (   1,469)            1,336
  (Decrease) in income taxes
    payable                      (     736)         (    290)
Net cash provided by operating
 activities                          2,739             6,812


CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures             (  9,116)          (  5,712)
Investment in related party      (    253)          (    104)
Proceeds from disposal
 of assets                            862                 --
Net cash used by investing
 activities                       ( 8,507)          (  5,816)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of
 long-term debt                   30,000               3,431
Proceeds from exercise of
 stock options                       222                  97
Principal payments of
 long-term debt                  (14,701)            ( 2,464)
Net cash provided by
 financing activities             15,521               1,064

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                  9,753               2,060

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD               9,771               5,679

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                  $ 19,524             $ 7,739

See accompanying Notes to Consolidated Condensed
 Financial Statements.



                     VILLAGE SUPER MARKET, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 29, 2000 and July 31, 1999 and the consolidated results of operations and cash flows for the periods ended April 29, 2000 and April 24, 1999.

  The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 1999 Village Super Market, Inc.
Annual Report.

2. The results of operations for the period ended April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

3. At both April 29, 2000 and July 31, 1999 approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $8,558,000 and $8,308,000 higher than reported at April 29, 2000 and July 31, 1999, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                             13 Wks Ended         39 Wks Ended
                            4/29/00   4/24/99    4/29/00    4/24/99
Weighted Average Shares
 Outstanding - Basic       3,008,985  2,979,136  2,997,934  2,973,279
Dilutive Effect of
 Employee Stock Options       46,040     56,971     50,168     70,900
Weighted Average Shares
 Outstanding - Diluted     3,055,025  3,036,107  3,048,102  3,044,179


ITEM 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Sales in the third quarter of fiscal 2000 were $193,655,000, an increase of 6.3% from the prior year. Same store sales increased 1.4%. The remainder of the sales increase was due to the acquisition of the Vineland store in May 1999. As disclosed in prior filings, the same store sales increase for the third quarter was below the trend for the first two quarters of fiscal 2000 due to competitive openings and comparisons to strong results in the prior fiscal year. Sales for the nine month period were $599,749,000, an increase of 8.5% from the prior year. Same store sales for the nine month period increased 3.5%. Same store sales for the nine month period include the benefit of 39 weeks of double coupon promotions in northern New Jersey in fiscal 2000 compared with 33 weeks in fiscal 1999. Same store sales increases for the fourth quarter of fiscal 2000 are expected to be closer to the same store sales increase achieved in the third quarter of fiscal 2000 than the higher same store sales results achieved in the first half of the year.

  Gross margin as a percentage of sales increased to 25.8% and 26.0%, respectively, in the quarter and nine month periods ended April 29, 2000 compared with 25.7% and 25.5%, respectively, in the corresponding prior year periods. A portion of the gross margin improvement was due to special rebates received for the new Vineland store.

  Operating and administrative expenses as a percentage of sales for the quarter and nine month periods were 23.6% and 23.2%, respectively, compared with 23.4% and 23.0%, respectively, in the corresponding prior year periods. The third quarter of fiscal
2000 includes a charge of approximately $350,000 to account for the anticipated disposal of a store in the fourth quarter of fiscal 2000. The nine month period of fiscal 2000 includes the cost of doubling manufacturer's coupons for 39 weeks (and tripling the cost of coupons to a limited extent for four weeks) compared to 33 weeks in the prior year. Both the quarter and nine month periods of fiscal 2000 include improvements from lower payroll and fringe benefit costs as a percentage of sales.

  Depreciation and amortization expense increased in the third quarter and nine month periods as a result of allocating the cost of the fixed assets of the current West Orange store over their reduced economic lives. The West Orange store will be replaced by a new store on the same site sometime this summer.

  Interest expense, net of interest income, increased for the quarter and nine month period as a result of the $30 million private placement closed in September 1999.

  The results for the third quarter of fiscal 2000 include a gain on the sale of real estate of a previously closed store in Easton, PA. in the amount of $493,000.

  Through planning initiatives implemented in fiscal 2000, the Company reduced its effective income tax rate.

  Net income increased 22% in the quarter to $1,079,000. This increase is attributable to the slightly improved gross margin percentage and the lower tax rate in the current year.


LIQUIDITY AND FINANCIAL RESOURCES

  On September 16, 1999, the Company issued $30 million of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15 million unsecured revolving credit agreement. These two debt agreements replaced the $6,667,000 term loan and a $24 million revolving credit facility, both of which were secured by substantially all the Company's assets. The Company was in full compliance with all terms and restrictive covenants of all debt agreements at April 29, 2000.

  Current assets exceeded current liabilities by $10,515,000 at April 29, 2000 compared to current liabilities exceeding current assets by $7,197,000 at July 31, 1999. The working capital ratio increased to 1.22 at April 29, 2000 from .87 at July 31, 1999. These improvements were primarily due to the increase in cash resulting from the financing described above, less then $14,701,000 of long term debt that was paid off. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

  The Company currently plans to spend approximately $15 million on capital expenditures in fiscal 2000. These expenditures include the replacement of the West Orange store, the start of a major remodel, the purchase of land for a future store and technology upgrades. The Company expects to fund these capital expenditures through operating cash flow and the cash on hand from the financing described above. During the nine month period, the Company had capital expenditures of $9,116,000.


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



PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


     6 (a) Exhibits

           Exhibit 28 (a)
            Press Release dated June 1, 2000.

           Exhibit 28(b)
            Second Quarter Report to Shareholders
             dated March 13, 2000.


     6 (b) Reports on Form 8-K.


           None





                          SIGNATURES


  Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Village Super Market, Inc.
                               Registrant



Date:  June 1, 2000            /s/ Perry Sumas
                                   Perry Sumas
                                   (President)


Date:  June 1, 2000            /s/ Kevin R. Begley
                                   Kevin R. Begley
                                  (Chief Financial Officer)



Exhibit 28(a)


                   VILLAGE SUPER MARKET, INC.
      REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
                          APRIL 29, 2000

Contact:  Kevin Begley, C. F. O.
          (973) 467-2200 - Ext. 220

  Springfield, New Jersey - June 1, 2000 - Village Super Market,
Inc. reported sales and net income for the third quarter ended
April 29, 2000, Perry Sumas, President announced today.

  Net income was $1,079,000 ($.35 per diluted share) in the third quarter of fiscal 2000, an increase of 22% from the prior year.

  Sales in the third quarter were $193,655,000, an increase of 6.3% from the prior year. Same store sales increased 1.4% in the third quarter. The remainder of the sales increase is due to the acquisition of a store in May 1999. The improvement in third quarter net income compared to the prior year is primarily a result of an improved gross margin percentage and a lower effective tax rate.

   For the nine month period, net income increased 71% to $5,638,000 ($1.85 per diluted share). Sales were $599,749,000, an increase of 8.5% from the prior year. Same store sales increased 3.5%.

  Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and nine months ended April 29, 2000:

                                 April 29, 2000     April 24, 1999
                                        13 Weeks Ended
Sales                            $193,655,000       $182,096,000
Net Income                       $  1,079,000       $    885,000
Net Income Per Share - Basic     $        .36       $        .30
Net Income Per Share - Diluted   $        .35       $        .29

                                        39 Weeks Ended
Sales                            $599,749,000       $552,788,000
Net Income                       $  5,638,000       $  3,291,000
Net Income Per Share - Basic     $       1.88       $       1.11
Net Income Per share - Diluted   $       1.85       $       1.08

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



Exhibit 28(b)


To Our Shareholders:

S The Company had net income of $2,529,000 in the second quarter ended January 29, 2000, an increase of 106% from the prior year.
E Sales in the second quarter were $210,681,000, an increase of 9.4% from the prior year. Same store sales increased 4.3%.
C The remainder of the sales increase was due to the acquisition of the Vineland store in May 1999.
O
     For the first six months of fiscal 2000, net income increased
N 89% to $4,559,000. Sales for the six month period were $406,094,000, an increase of 9.6% from the prior year. Same
D store sales increased 4.6%. Same store sales for the remainder of fiscal 2000 are expected to be below the current trend due to competitive openings and comparisons to strong results in
Q    fiscal 1999.

U Gross margin as a percentage of sales increased to 26.1% and 26.2%, respectively, in the quarter and six month periods ended
A    January 29, 2000   compared with 25.5% and 25.4%, respectively,
     in the corresponding prior year periods.  Gross margin
R percentages improved in most selling departments, particularly the grocery department.
T
     Operating and administrative expenses as a percentage of sales
E for the quarter and six month periods were 22.8% and 22.9%, respectively, compared with 23.0% and 22.8%, respectively, in
R    the corresponding prior year periods.  Both the quarter and six month period of fiscal 2000 include improvements from lower payroll and fringe benefit costs as a percentage of sales.
R The six month period of fiscal 2000 includes 26 weeks of the cost of doubling manufacturer coupons as compared to 20 weeks
E    in the prior year.

P    The net income increase of 106% in the quarter is primarily attributable to the 4.3%  same store sales increase and the
O    substantially improved gross margin percentage.

     The table accompanying this report summarizes Village Super
R    Market's results for the quarter and six month periods ended
     January 29, 2000:
T
                             Respectfully,

                    Perry Sumas            James Sumas
                    President              Chairman of the Board

     March 13, 2000



                             INCOME STATEMENT DATA


                                       13 Wks Ended     13 Wks Ended
                                       Jan 29, 2000     Jan 23, 1999
   Sales                               $ 210,681,000    $ 192,633,000
   Net Income                          $   2,529,000    $   1,225,000
   Net Income Per Share - Basic        $         .84    $         .41
   Net Income per Share - Diluted      $         .83    $         .40


                                       26 Wks Ended     26 Wks Ended
                                       Jan 29, 2000     Jan 23, 1999

   Sales                               $ 406,094,000    $ 370,692,000
   Net Income                          $   4,559,000    $   2,406,000
   Net Income Per Share - Basic        $        1.52    $         .81
   Net Income Per Share - Diluted      $        1.50    $         .79



                             BALANCE SHEET COMPARISONS

                                      January 29, 2000  July 31, 1999

   Current Assets                     $   68,404,000    $  46,270,000
   Current Liabilities                $   54,849,000    $  53,467,000
   Net Working Capital (Deficit)      $   13,555,000    $ ( 7,197,000)
   Long Term Debt                     $   43,420,000    $  27,204,000
   Stockholders' Equity               $   71,138,000    $  66,477,000

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