Form 10-K
period 2000-07-29
VILLAGE SUPER MARKET INC
filed 2000-10-25
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)

[x]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934 (Fee Required)

For the fiscal year ended:  July 29, 2000.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934 (Fee Required) for
     the transition period from          to                .

COMMISSION FILE NUMBER:  0-2633


                     VILLAGE SUPER MARKET, INC.
        (Exact name of registrant as specified in its charter)

NEW JERSEY                                   22-1576170
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY    07081
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $12,296,000 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $3,654,000 (based upon the closing price of the Class A shares on the Over the Counter Market on October 2, 2000). There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                       Outstanding at
           Class                      October 20, 2000

Class A common stock, no par value    1,419,400 Shares
Class B common stock, no par value    1,594,076 Shares



DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2000 Annual Report to Shareholders and the 2000 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 8, 2000 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.


                               PART I

                          ITEM I.  BUSINESS


FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local business conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain associates, the availability of new store locations, the liquidity of the Company on a cash flow basis, the success of operating initiatives, results of ongoing litigation and other risk factors detailed herein and in other filings of the Company.


GENERAL

The Company operates a chain of 22 ShopRite supermarkets, 15 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey. In addition, the Company operates one former ShopRite store under a "Village Market" format as described below, which is expected to close in fiscal 2001. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name.
This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic reach.

The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores which average 58,000 total square feet, compared with an average of 30,000 total square feet for conventional supermarkets. Several of the Company's recent remodels have expanded superstores to 65,000 square feet These larger store sizes enable the Company to feature expanded higher margin specialty service departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals, small appliances and in most cases, a pharmacy. Two superstores also include a warehouse section featuring products in giant sizes. Recently remodeled superstores emphasize a Power Alley, which features high margin convenience offerings such as salad bars, bakery and home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

         Product Categories       Fiscal Year Ended In July

                                   1998      1999      2000
         Groceries                 41.6%     41.2%     41.1%
         Dairy and Frozen          15.9      16.1      16.0
         Meats                      9.9       9.6       9.7
         Non-Foods                 10.4      10.8      10.4
         Produce                   10.2      10.0      10.0
         Deli and prepared          4.6       4.6       4.5
         Seafood                    2.1       2.0       2.0
         Pharmacy                   3.6       4.0       4.5
         Bakery                     1.6       1.6       1.6
         Other                       .1        .1        .2
                                  100.0%    100.0%    100.0%

         Number of superstores       19        20        20
         Selling square feet
          represented by
          superstores                90%       92%      92%

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



DEVELOPMENT AND EXPANSION

The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores and, where feasible within existing site limitations, to convert conventional supermarkets to superstores. In fiscal 2000, the Company purchased land in Garwood, N.J., the site of a future superstore, and substantially remodeled the interior of the Vineland store. In fiscal 1999, the Company completed the 22,000 square foot expansion and remodel of the Livingston store. In addition, the Company acquired a leased 67,000 square foot store in Vineland, New Jersey in May 1999 from Wakefern. The Company has budgeted $16,000,000 for capital expenditures in fiscal 2001. The major planned expenditures are the replacement of the West Orange store, (completed in August 2000) and the construction of the Garwood store.

In the last five years, the Company has completed five remodels and one store acquisition. The Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with increased governmental regulations and the general difficulty in developing retail properties in the Company's primary trading area the Company has been unable to open the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.


WAKEFERN

The Company is the second largest member of Wakefern (owning 14.7% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 42 individual member companies and 205 supermarkets which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, and participate in ShopRite advertising and promotional programs.

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

While Wakefern has a substantial professional staff, it operates as a member owned cooperative. Executives of most members make contributions of time to the business of Wakefern. Senior executives of the Company spend a significant amount of their time working on various Wakefern committees which oversee and direct Wakefern purchases and other programs.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey; Wallkill, New York; and South Brunswick,
New Jersey. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the present value of ten years of the profit contribution shortfall attributable to the sale of store or change in control. Such payments were waived by Wakefern in connection with the sale of the Orange, Maplewood, Kingston and Morristown stores. A "qualified successor" must be or agree to become a member of Wakefern and may not own or operate any supermarkets other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

Wakefern, under circumstances specified in its bylaws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of any member. Such circumstances include certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, the material breach by a member of any provision of the bylaws of Wakefern or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such member would adversely affect Wakefern.

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

Wakefern owns and operates 17 supermarkets. The Company believes that Wakefern may consider purchasing additional stores in the future from non-members and from existing members who may desire to sell their stores for financial, estate planning or other reasons. The Company also understands that Wakefern may consider opening and operating new ShopRite supermarkets as well.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member (and to a limited extent the sales volume generated by those stores). As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the maximum per-store capital contributions (currently $550,000) required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. As a result, the Company is required to invest $2,235,000 over the next seven years.


TECHNOLOGY

The Company considers automation and computerization important to its operations and competitive position. All stores have IBM 4690 software for the scanning check-out systems. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. The hardware for these point of sale systems was replaced in fiscal 2000. The Company utilizes IBM RS/6000 computers and satellite communications in each store to, among other things offer customers debit and credit card payment options.In addition, the Company utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.

The Company's commitment to advanced scanning systems has enabled it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. This technology has also enabled the Company to focus on target marketing initiatives.

The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern in order to provide equivalent cost and retail price control over these products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, all stores have computerized time and attendance systems and most also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes. The Company has installed computer based training systems in all stores.

Wakefern and the Company have responded to our customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information. In addition, an on-line shopping and pick-up service is being tested by Wakefern at this time.


COMPETITION

The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, supercenters, drug stores, discount department stores, fast food chains and convenience stores. The Company competes by using low pricing, courteous, quick, service to the customer, and a broad range of consistently available quality products including the ShopRite private label. The ShopRite Price Plus card and the co-branded ShopRite credit card also create significant customer loyalty.

The Company believes its regional focus and the continuity of its management by the Sumas family permit it to operate with greater flexibility in tailoring the products offered in each store to the demographics of the communities they serve as compared to national and larger regional chains. The Company's principal competitors are Pathmark, A&P, Edwards, Foodtown, Acme, King's and Grand Union. Many of the Company's competitors have financial resources substantially greater than those of the Company.

Recently, one of our principal competitors completed a restructuring which substantially reduced its previously high debt levels. In addition, another competitor is in the process of changing the name and format of all of its stores. The impact of these recent developments on our already highly competitive marketplace is unknown at this time.



LABOR

As of October 1, 2000, the Company employed approximately 3,650 persons of whom approximately 2,350 worked part-time. Approximately 89% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993. Contracts with the Company's six unions expire between April 2001 and April 2003. Most of the Company's competitors in New Jersey are similarly unionized.



REGULATORY ENVIRONMENT

While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 2001 and 2002.



ITEM 2.  PROPERTIES

The Company owns the sites of five of its supermarkets
(containing 330,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which
is part of a shopping center. The remaining 18 supermarkets (containing 852,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in strip shopping centers and the remaining eight are freestanding stores. Except with respect to one lease between the Company and certain related parties, none of the Company's leases expire before 2002. One lease does expire in June 2002 and does not contain a renewal option.  The annual rent,
including capitalized leases, for all of the Company's leased facilities for the year ended July 29, 2000 was approximately
$7,352,000.   The Company is a limited partner in two
partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located.
The Company also is a general partner in a general partnership that is a lessor of one of the Company's freestanding supermarkets.



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



ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in
Part III, Item 10, the following is provided with respect to executive officers who are not directors:

      NAME           AGE       POSITION WITH THE COMPANY

      Carol Lawton   57        Vice President and Assistant
                                Secretary since 1983;
                                responsible for administration
                                of headquarters staff.

      Kevin Begley   42        Chief Financial Officer since 1987.
                                Mr. Begley is a Certified
                                Public Accountant.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                     SECURITY HOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2000.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's
Annual Report to Shareholders for the fiscal year ended
July 29, 2000.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Page 4 through 6 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2000.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 7 to 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2000.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2000, in connection with its Annual Meeting scheduled to be held on December 8, 2000.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2000, in connection with its Annual Meeting scheduled to be held on December 8, 2000.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2000, in connection with its annual meeting scheduled to be held on December 8, 2000.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2000, in connection with its annual meeting scheduled to be held on December 8, 2000.



                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                         ON FORM 8-K

(a)  1     Financial Statements:

           Consolidated Balance Sheets - July 29, 2000 and July 31, 1999;

           Consolidated Statements of Operations -
             years ended July 29, 2000, July 31, 1999 and July 25, 1998;

           Consolidated Statements of Shareholders' Equity - years ended July 29, 2000; July 31, 1999 and July 25, 1998;

           Consolidated Statements of Cash Flows -
             years ended July 29, 2000; July 31, 1999 and July 25, 1998.


           Notes to consolidated financial statements.

  The financial statements above and Independent
Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2000.


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

                  4.4  Loan Agreement dated May 30, 1997*
                  4.5  Note Purchase Agreement dated
                         September 16, 1999*
                  4.6  Loan Agreement dated September 16, 1999*

Exhibit No. 10 -  Material Contracts:

                  10.1 -  Wakefern By-Laws*
                  10.2 -  Stockholders Agreement dated
                            February 20, 1992 between
                            between the Company and
                            Wakefern Food Corp.*
                  10.3 -  Voting Agreement dated March 4, 1987*
                  10.4 -  1987 Incentive and Non-Statutory Stock
                            Option Plan*
                  10.5 -  1997 Incentive and Non-Statutory Stock
                            Option Plan*

Exhibit No.  13 -  Annual Report to Security Holders

Exhibit No.  21 -  Subsidiaries of Registrant

Exhibit No.  23 -  Consent of KPMG LLP

Exhibit No.  99 -  Press Release dated October 3, 2000

* The following exhibits are incorporated by reference from the following previous filings:

                   Form 10-K for 1999: 4.5, 4.6

                   Form 10-K for 1997: 4.4, 10.5

                   Form 10-K for 1993: 3, 10.1, 10.2, 10.3
                    and 10.4

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.



Exhibit 23

                    Independent Auditors' Consent

The Board of Directors
Village Super Market, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc.
 of our report dated October 3, 2000, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 29, 2000 and July 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 29, 2000, which report is incorporated by reference in the July 29, 2000 annual report on Form 10-K of Village Super Market, Inc.

                                        KPMG LLP

Short Hills, New Jersey
October 25, 2000


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


Date:  October 26, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                                         Village Super Market, Inc.


/s/ Perry Sumas                         /s/ James Sumas
    Perry Sumas, Director                   James Sumas, Director
    October 26, 2000                        October 26, 2000


/s/ Robert Sumas                       /s/  William Sumas
    Robert Sumas, Director                  William Sumas, Director
    October 26, 2000                        October 26, 2000


/s/ John P. Sumas                      /s/  John J. McDermott
    John P. Sumas, Director                 John J. McDermott, Director
    October 26, 2000                        October 26, 2000


/s/ George Andresakes                  /s/  Norman Crystal
    George Andresakes, Director             Norman Crystal, Director
    October 26, 2000                        October 26, 2000



Exhibit 21


                      SUBSIDIARIES OF REGISTRANT


The Company has two wholly-owned subsidiaries at July 29, 2000. Village Super Market of PA, Inc., which is organized under the laws of Pennsylvania and Village Super Market of NJ, L.P., which is organized under the laws of New Jersey. In addition, the Company had a wholly-owned subsidiary, Village Liquor, Inc. until fiscal 1998 when it was merged into Village Super Market, Inc. This corporation was organized under the laws of the State of New Jersey.

The financial statements of all subsidiaries are included in the Company's consolidated financial statements.



Exhibit 99


                        VILLAGE SUPER MARKET, INC.
          REPORTS RESULTS FOR THE FOURTH QUARTER & YEAR ENDED
                             JULY 29, 2000

Contact: Kevin Begley, C.F.O.
         (973) 467-2200, Ext. 220

Springfield, New Jersey - October 3, 2000 - Village Super Market,
Inc. reported sales and net income for the fourth quarter and year ended July 29, 2000, Perry Sumas, President announced today.

Net income for the fiscal year was $8,426,000 ($2.76 per diluted share), an increase of 78% from the prior year. Excluding a special charge in the prior year, net income increased 35%. Sales for the year were $803,360,000, an increase of 4.6%. Same store sales increased 2.9% in the fiscal year. In addition, sales increased due to a full year's operation of the Vineland store acquired in May 1999. Partially offsetting this sales increase was one less sales week in fiscal 2000. The substantial increase in net income for the year was primarily attributable to the same store sales increase and improved gross margin percentages.

Net income was $2,788,000 ($.91 per diluted share) in the fourth quarter of fiscal 2000, an increase of 95% from the prior year. Excluding a pre-tax charge of $2,600,000 ($.52 per share) in the prior year, net income declined 7%. Sales in the fourth quarter were $203,611,000, a decrease of 5.5% from the prior year. Sales decreased due to fiscal 2000's fourth quarter containing 13 weeks compared with 14 weeks in fiscal 1999. Same store sales increased .6% in the fourth quarter of fiscal 2000.

The slight decrease in net income in the fourth quarter compared to the prior year, excluding the special charge, was due to the current year containing one less sales week. This negative impact was partially offset by improved gross margin percentages and lower promotional costs compared to the prior year.

Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter and year ended
July 29, 2000:

                                  July 29, 2000    July 31, 1999
                                          Quarter Ended
Sales                             $203,611,000     $215,352,000
Net Income                        $  2,788,000     $  1,432,000
Net Income Per Share - Basic      $        .93     $        .48
Net Income Per Share - Diluted    $        .91     $        .47


                                            Year Ended
Sales                             $803,360,000     $768,139,000
Net Income                        $  8,426,000     $  4,722,000
Net Income Per Share - Basic      $       2.81     $       1.59
Net Income Per Share - Diluted    $       2.76     $       1.55

FORWARD-LOOKING STATEMENTS:

This Press Release contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the liquidity of the Company on a cash flow basis, the success of operating initiatives, and other risk factors detailed in the Company's filings with the SEC.