Form 10-Q
period 2000-10-28
VILLAGE SUPER MARKET INC
filed 2000-12-07
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 28, 2000

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

                                          December 4, 2000
  Class A Common Stock, No Par Value      1,419,400 Shares
  Class B Common Stock, No Par Value      1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.


                    VILLAGE SUPER MARKET, INC.

INDEX

PART I                                                PAGE NO.

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets               3

         Consolidated Condensed Statements of Income         4

         Consolidated Condensed Statements of Cash Flows     5

         Notes to Consolidated Condensed Financial
          Statements                                        6-7



Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7-9

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                  10

         Signatures                                        10

         Exhibit 28(a)                                  11-12

         Exhibit 28(b)                                  13-14


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)

                                       October 28,        July 29,
                                          2000              2000

ASSETS                                  (Unaudited)
Current assets
 Cash and cash equivalents              $ 21,337          $ 25,721
 Merchandise inventories                  30,872            31,033
 Patronage dividend receivable             3,600             2,201
 Miscellaneous receivables                 5,658             5,255
 Other current assets                        800               650
  Total current assets                    62,267            64,860

Property, equipment and fixtures,
 net                                      82,867            80,628

Investment in related party, at cost      11,189            11,051

Goodwill, net                             10,861            10,946

Other intangibles, net                     1,459             1,523

Other assets                               4,792             4,916

TOTAL ASSETS                           $ 173,435         $ 173,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt     $   1,693         $   1,705
 Accounts payable to related party        27,667            28,634
 Accounts payable and accrued expenses    21,728            23,157
 Income taxes payable                      1,004               109
    Total current liabilities             52,092            53,605

Long-term debt, less current portion      41,261            42,507
Deferred income taxes                      2,710             2,660
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares                 18,129            18,129
 Class B common stock - no par value,
  issued & outstanding 1,594,076 shares    1,035             1,035
Retained earnings                         62,959            60,739
Less cost of Class A treasury shares
  (343,400 shares at October 28, 2000
  and July 29, 2000)                      (4,751)           (4,751)

  Total shareholders' equity              77,372            75,152

  TOTAL LIABILITIES & SHAREHOLDERS'
   EQUITY                               $173,435          $173,924

See accompanying Notes to Consolidated Condensed Financial Statements.

                        VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)


                                13 Weeks Ended      13 Weeks Ended
                               October 28, 2000    October 30, 1999
Sales                             $   198,033       $   191,292

Cost of sales                         150,014           144,202

Gross margin                           48,019            47,090

Operating and administrative
 expense                               41,837            40,959

Depreciation and amortization
 expense                                1,954             1,914

Operating income                        4,228             4,217

Interest expense, net                     745               847

Income before provision for
 income taxes                           3,483             3,370

Provision for income taxes              1,263             1,340

Net income                          $   2,220         $   2,030

Net income per share:
  Basic                             $     .74         $     .68
  Diluted                           $     .73         $     .67

See accompanying Notes to Consolidated Condensed Financial Statements.

                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)
                              (Unaudited)
                                            13 Wks. Ended   13 Wks. Ended
                                            Oct. 28, 2000   Oct. 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   2,220       $   2,030
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                   1,954           1,914
  Deferred taxes                                     50       (     100)
  Provision to value inventories at LIFO            100             150
  Changes in assets and liabilities:
   (Increase) decrease in merchandise
    inventories                                      61       (    870)
   (Increase) in patronage dividend
     receivable                                 ( 1,399)      (  1,235)
   (Increase) in misc. receivables              (   403)      (  1,119)
   (Increase) in other current assets           (   150)      (     72)
   (Increase) decrease in other assets              124       (    744)
   (Decrease) in accounts
     payable to related party                   (   967)      (  1,077)
   (Decrease) in accounts payable and
     accrued expenses                           ( 1,090)      (  2,846)
   Increase in income taxes payable                 895            924

Net cash provided by (used in)
  operating activities                            1,395       (  3,045)

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                         (  5,245)      (  1,353)
  Investment in related party                  (    138)      (     85)

Net cash used in investing activities          (  5,383)      (  1,438)

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt            --          30,000
 Proceeds from exercise of stock options             --              22
 Principal payments of long-term debt          (    396)      (  13,862)
 Net cash provided by (used in)
  financing activities                         (    396)         16,160

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (  4,384)         11,677
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            25,721           9,771

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $    21,337    $     21,448

See accompanying Notes to Consolidated Condensed Financial Statements.



                   VILLAGE SUPER MARKET, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 28, 2000 and the consolidated results of operations and cash flows for the periods ended October 28, 2000 and October 30, 1999.

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2000 Village Super Market, Inc. Annual
Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

2.  The results of operations for the period ended
October 28, 2000 are not necessarily indicative of the results to be expected for the full year.

3. At both October 28, 2000 and July 29, 2000, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $8,602,000 and $8,502,000 higher than reported at October 28, 2000 and July 29, 2000, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                 October 28,    October 30,
                                     2000           1999
Weighted average shares
   outstanding - basic            3,013,476       2,989,831
Dilutive effect of employee
 stock option                        34,516          56,697
Weighted average shares
 outstanding - diluted            3,047,992       3,046,528


5. At a recent FASB Emerging Issues Task Force meeting, a consensus was reached with respect to the issue "Accounting for Certain Sales Incentives" including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that result in a reduction of the price paid by the customer should be netted against revenue and not classified as a marketing expense. The Company historically recorded coupons as operating and administrative expense. Effective with the first quarter of fiscal 2001, the Company has classified coupon expense a reduction of sales. Prior year amounts have been reclassified to conform to the current year presentation. Coupon expense for the quarter ended October 28, 2000 and October 30, 1999 was $4,187,000 and $4,125,000, respectively. This reclassification had no effect on the Company's net income.


ITEM 2.


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales in the first quarter of fiscal 2001 were $198,033,000, an increase of 3.5% from the prior year. On August 10, 2000, the Company opened a 67,000 square foot store to replace its existing store in West Orange, New Jersey. Excluding this replacement store, sales increased 2.6% in the first quarter.

   Gross margin as a percentage of sales decreased to 24.2% from 24.6% in the prior year. Gross margin percentages declined in several departments compared to the prior year.

   Operating and administrative expenses as a percentage of sales decreased to 21.1% from 21.4% in the prior year. This decrease was a result of lower payroll, advertising and utility costs as a percentage of sales. These decreases were partially offset by increased occupancy costs.

   The Company reduced its effective income tax rate to 36.3%, compared to 39.8% in the prior fiscal year, through tax planning initiatives begun in the second half of fiscal 2000.
   Net income increased 9% in the quarter to $2,220,000. This increase is attributable to increased sales, lower operating expenses as a percentage of sales and a lower tax rate, offset by reduced gross margin percentages.

  As previously announced, the Company closed the South Orange, New Jersey store on October 28, 2000.



LIQUIDITY AND FINANCIAL RESOURCES

   Current assets exceeded current liabilities by $10,175,000 at October 28, 2000 compared to $11,255,000 at July 29, 2000. The working capital ratio was 1.2 to 1 at both dates. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

   During the first quarter, the Company had capital expenditures of $5,245,000. The major expenditures were equipment and leasehold improvements for the replacement store in West Orange, New Jersey and remodel costs for the store in Vineland, New Jersey. The Company has budgeted approximately $16 million for capital expenditures in fiscal 2001. This amount includes the construction, which recently began, and equipment for a new superstore in Garwood, New Jersey. The Company's primary sources of liquidity in fiscal 2001 are expected to be cash on hand and operating cash flow.



OTHER MATTERS
   On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food cooperative, filed for reorganization under Chapter 11 of the U .S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern cooperative. Separately, Wakefern has publicly stated that Wakefern will take all appropriate actions to enforce its rights under the Wakefern stockholder's agreement. The Company's Form 10-K includes a comprehensive description of the Company's relationship with Wakefern and the rights and obligations of the Company and other members under the Wakefern stockholder's agreement. Further, a press release issued by Wakefern in response to this situation is attached as Exhibit 28(b). At this time, any impact on Wakefern and the Company from these developments cannot be ascertained.


FORWARD-LOOKING STATEMENTS:

     This Form 10-Q to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements.
Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the liquidity of the Company on a cash flow basis, and other risk factors detailed herein and in other filings of the Company.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


     6(a) Exhibits

          Exhibit 28(a) - Press Release dated December 1, 2000.
          Exhibit 28(b) - Wakefern Food Corporation press release
                           dated November 24, 2000.

    6(b)  Reports on Form 8-K.

           None



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Village Super Market, Inc.
                                          Registrant



Date:  December 5, 2000                  /s/ Perry Sumas
                                             Perry Sumas
                                            (President)



Date:  December 5, 2000                 /s/ Kevin R. Begley
                                            Kevin R. Begley
                                           (Chief Financial Officer)



Exhibit 28(a)



                   VILLAGE SUPER MARKET, INC.
          REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                        OCTOBER 28, 2000

Contact:  Kevin Begley, C.F.O.
         (973) 467-2200, Ext. 220

Springfield, New Jersey - December 1, 2000 - Village Super Market, Inc. (NSD - VLGEA) reported sales and net income for the first quarter ended October 28, 2000, Perry Sumas, President announced today.

Net income was $2,220,000 ($.73 per diluted share) in the first quarter of fiscal 2001, an increase of 9% from the first quarter of the prior year.

Sales in the first quarter were $198,033,000, an increase of 3.5% from the prior year. Excluding a replacement store that opened in West Orange, New Jersey on August 10, 2000, sales increased 2.6%. Net income increased due to higher sales, lower operating costs as a percentage of sales and a lower effective tax rate, partially offset by lower gross margin percentages.

On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and announced its intention to depart the Wakefern cooperative. Separately, Wakefern has publicly stated that Wakefern will take all appropriate actions to enforce its rights under the Wakefern Stockholder's agreement. Village is a member of the Wakefern cooperative. The impact of Big V's actions on Wakefern and Village cannot be ascertained at this time.

Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter ended October 28, 2000:

                                     13 Weeks Ended    13 Weeks Ended
                                    October 28, 2000  October 30, 1999
Sales                                $ 198,033,000     $ 191,292,000
Net Income                           $   2,220,000     $   2,030,000
Net Income Per Share - Basic         $         .74     $         .68
Net Income Per Share - Diluted       $         .73     $         .67

FORWARD-LOOKING STATEMENTS:

     This Form 10-Q to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the liquidity of the Company on a cash flow basis, and other risk factors detailed herein and in the Company's filings with the SEC.



Exhibit 28(b)

                                                     600 York St.
Wakefern Food Corporation                           Elizabeth, NJ
                                                            07207
Press Release
Contact: Mary Ellen Gowin
         732-906-5150

FOR IMMEDIATE RELEASE
November 24, 2000
WAKEFERN RESPONDS TO BIG V ACTION

Elizabeth, New Jersey, November 24,2000...-- In Big V
Supermarkets' 10Q filing with the United States Securities and Exchange Commission on November 20,2000, they announced that they had entered into a supply agreement with C&S Wholesale Grocers, Inc. for supplying their grocery, frozen, and perishable merchandise. Subsequent to that action, they announced that they had voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and plan to close a number of stores. That bankruptcy filing relates only to Big
V and does not implicate Wakefern or any other of its Members and or stores.

"One of our greatest concerns is for the Associates who work for Big V and the Customers they serve. As well, we sincerely hope they will fulfill their obligations to their dedicated associates. Customers in that region have come to rely on the ShopRite brand and the quality and value it represents," stated Thomas P. Infusino, Chairman of the Board and CEO of Wakefern Food Corporation. Infusino also pointed out that Big V is party to an agreement with Wakefern that requires all Members of Wakefern to give notice if they decide to leave and to pay a substantial fee for the "loss-of-volume" to the cooperative.
Mr. Infusino also added, "We assume that Big V will honor its contractual commitments to Wakefern. However, in the event that Big V does not comply with its obligations, Wakefern will take all appropriate actions to enforce its rights."

In addition to the wholesale procurement and distribution services that Wakefern provides to its Membership, Wakefern also offers comprehensive services in the areas of store development, engineering, technology, loss prevention, quality assurance, product development, advertising, merchandising, consumer affairs and financial and accounting services, among others. "When utilized properly, these services have allowed our Membership to achieve unparalleled success while providing them substantial savings. It allows us to remain highly competitive and to focus our attention on servicing our customers," stated Mr. Infusino.

Mr. Infusino also noted, "We have survived loss of volume before, and we will once again prove the power of the cooperative structure by recouping this volume over time." The 41 Members who independently own and operate ShopRite Supermarkets drive Wakefern's volume. While the largest member, Big V represents only 13% of Wakefern's volume. In 1967, Supermarkets General withdrew from the Cooperative to become Pathmark. At that time, their volume made up one-half of Wakefern's total volume. Although it was a major challenge, Wakefern Members made up that volume, resulting in the development of an even stronger commitment to the cooperative structure.

The ShopRite organization is a very successful and stable company with a strong brand identity. Today, Wakefern is a 7 billion dollar company. ShopRite has been the recognized #1 market leader for many years. ShopRite Owners/Members are in the process of remodeling stores and building a substantial number of new stores, with many more under development. Our alternate format store, PriceRite , is extremely successful with 8 stores in Connecticut, Massachusetts and Rhode
Island and has very aggressive growth plans in those areas.

Wakefern Food Corporation is the largest Member-owned wholesale cooperative in the United States, providing distribution, products and services to its Members who own and operate 205 supermarkets in the North East. Stores are located in New Jersey, New York, Connecticut, Pennsylvania and Delaware, Rhode Island, and Massachusetts.