Form 10-Q
period 2001-01-27
VILLAGE SUPER MARKET INC
filed 2001-03-07
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                             FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  January 27, 2001

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633

                  VILLAGE SUPER MARKET, INC.

  (Exact name of registrant as specified in its charter)

NEW JERSEY                                              22-1576170
(State of other jurisdiction of incorporation         (IRS Employer
 or organization)                                   Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY       07081
(Address of principal executive offices)         (Zip Code)

(973) 467-2200
Registrant's telephone number, including area code)


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

                                                 March 1, 2001
     Class A Common Stock, No Par Value          1,421,700 Shares
     Class B Common Stock, No Par Value          1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.



                           VILLAGE SUPER MARKET, INC.
                                     INDEX


PART I                                             PAGE NO.

FINANCIAL INFORMATION


Item 1  Financial Statements

       Consolidated Condensed Balance
        Sheets . . .                                  3

       Consolidated Condensed Statements
        of Income . . . . . . . .                     4

       Consolidated Condensed Statements of
        Cash Flows. . . . . . . . .                   5

       Notes to Consolidated Condensed Financial
        Statements . . . .                            6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . .  7- 9



PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K . . . . .   10

         Signatures.. . . . . . . . . . . . . . . .   12

         Exhibit 28(a)  . . . . . . . . . . . . . .   13

         Exhibit 28(b). . . . . . . . . . . . . .   13 - 14




                  PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)

                                        January 27,    July 29,
                                           2001         2000
                                        (Unaudited)
ASSETS
Current assets
 Cash and cash equivalents               $ 28,781       $ 25,721
 Merchandise inventories                   31,546         31,033
 Patronage dividend receivable                661          2,201
 Miscellaneous receivables                  5,296          5,255
 Other current assets                         939            650
     Total current assets                  67,223         64,860

Property, equipment and fixtures, net      83,379         80,628

Investment in related party, at cost       11,341         11,051

Goodwill, net                              10,776         10,946

Other intangibles, net                      1,396          1,523

Other assets                                5,137          4,916

    TOTAL ASSETS                         $179,252       $173,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt       $  1,680       $  1,705
 Accounts payable to related party         30,630         28,634
 Accounts payable and accrued expenses     23,345         23,157
 Income taxes payable                        ---             109
    Total current liabilities              55,655         53,605

Long-term debt, less current portion       40,860         42,507
Deferred income taxes                       2,760          2,660
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                 18,129         18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding    1,035          1,035
 Retained earnings                         65,532         60,739
 Less cost of treasury shares
   (341,100 shares at January 27, 2001
   and 343,400 shares at July 29, 2001)    (4,719)        (4,751)

    Total shareholders' equity             79,977         75,152

    TOTAL LIABILITIES & SHAREHOLDERS'
     EQUITY                              $179,252       $173,924

See accompanying Notes to Consolidated Condensed Financial Statements.


                   VILLAGE SUPER MARKET, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (Dollars in Thousands Except Per Share Amounts)
                        (Unaudited)


              13 Wks. Ended   13 Wks. Ended   26 Wks. Ended   26 Wks. Ended
              Jan. 27, 2001   Jan. 29, 2000   Jan. 27, 2001   Jan. 29, 2000

Sales         $   212,920     $   204,982     $   410,953     $   396,270

Cost of
 sales            161,811         155,662         311,825         299,864

Gross margin       51,109          49,320          99,128          96,406

Operating and
 administrative
 expense           44,291          42,332          86,128          83,207

Depreciation and
 amortization
  expense           1,959           2,062           3,913          3,976

Operating income    4,859           2,909           9,087          9,143

Interest expense,
 net                 809            4,926           1,554          1,660

Income before
 provision for
 income taxes      4,050            4,113           7,533          7,483

Provision for
 income
 taxes             1,468            1,584           2,731          2,924


Net Income      $  2,582        $   2,529       $   4,802      $   4,559

Net income
 per share:
  Basic        $     .86        $     .41       $    1.59      $    1.52
  Diluted      $     .84        $     .40       $    1.57      $    1.50

See accompanying Notes to Consolidated Condensed Financial Statements.



                        VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                            (Unaudited)
                                                26 Wks Ended   26 Wks Ended
                                                Jan. 27, 2001  Jan. 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $     4,802    $     4,559
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                       3,913          3,976
  Deferred taxes                                        100         (  200)
  Provision to value inventories at LIFO                275            250
  Changes in assets and liabilities:
  (Increase) in inventory                         (    788)        ( 1,193)
   Decrease in patronage dividend
    receivable                                       1,540           1,359
   (Increase) in misc. receivables               (      41)        ( 1,568)
   (Increase) decrease in other
     current assets                              (     289)        (    64)
   (Increase) in other assets                    (     221)       (    772)
   Increase in accounts
    payable to related party                         1,996           1,719
   Increase in accounts payable and
     accrued expenses                                  542             127
   Increase (decrease) in income taxes
    payable                                       (    109)       (     28)

Net cash provided by operating
 activities                                         11,720           8,165

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                              (  7,520)         (2,960)
Investment in related party                       (    290)        (   169)
Net cash used by investing activities              ( 7,872)        ( 3,129)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt            -----           30,931
Proceeds from exercise of stock options                 23             102
Principal payments of long-term debt             (     811)        (14,220)
Net cash provided by financing activities              788          15,882

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                3,060          20,918

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                25,721           9,771

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                 $    28,781      $   30,689

See accompanying Notes to Consolidated Condensed Financial Statements.



                     VILLAGE SUPER MARKET, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 27, 2001 and the consolidated results of operations and cash flows for the periods ended January 27, 2001 and January 28, 2000.

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2000 Village Super Market, Inc. Annual Report on Form 10-K,which should be read in conjunction with this Form 10-Q.

2. The results of operations for the period ended January 27, 2001 are not necessarily indicative of the results to be expected for the full year.

3. At both January 27, 2001 and July 29, 2000 approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $8,777,000 and $8,502,000 higher than reported at January 27, 2001 and July 29, 2000, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                       13 Wks Ended        26 Wks Ended
                                     1/27/01  1/29/00     1/27/01    1/29/00
Weighted Average Shares
 Outstanding - Basic               3,014,125  2,994,824   3,013,801  2,992,408
Dilutive Effect of Employee
 Stock Options                        47,852     47,768      41,184     52,233
Weighted Average Shares
 Outstanding - Diluted             3,061,978  3,042,753   3,054,985  3,044,641


5. At a recent FASB Emerging Issues Task Force meeting, a consensus was reached with respect to the issue "Accounting For Certain Sales Incentives" including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sale incentives that result in a reduction in the price paid by the customer should be netted against revenue and not classified as a marketing expense. The Company historically recorded coupons as Operating Expenses. Effective with the first quarter of fiscal 2001, the Company has classified coupon expense as a reduction of sales. Prior year amounts have been reclassified to conform to the current year presentation. Coupon expense for the quarter and six month period ended January 27, 2001 were $5,914,000 and $10,101,000 compared with $5,699,000 and $9,824,000 in the corresponding periods of the prior year. This reclassification had no effect on the Company's net income.


ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales in the second quarter of fiscal 2001 were $212,920,000 an increase of 3.9% from the prior year. On August 10, 2000, the Company opened a 67,000 square foot store to replace its existing store in West Orange, New Jersey. Also, the Company closed the South Orange, New
Jersey store on October 28, 2000. Excluding these two stores, like store sales increased 3.2% in the second quarter. Sales increased 3.7% to $410,953,000 for the six month period. Like store sales increased
3.0% for the six month period. Gross margin as a percentage of sales decreased to 24.0% and 24.1%, respectively, in the quarter and six month periods ended January 27, 2001 compared with 24.1% and 24.3% respectively, in the corresponding prior year period.

  Operating and administrative expenses as a percentage of sales for the quarter and six month periods were 20.8% and 21.0%, respectively, compared with 20.7% and 21.0% in the corresponding prior year periods. Operating and administrative expenses increased in both the quarter and six month period due to increased occupancy and repair and maintenance costs. Those increases were substantially offset by lower payroll fringe benefit and advertising costs.
  The Company reduced its income tax rate to 36.3% for the quarter and six month period of fiscal 2001, compared to 38.5% and 39.1%, respectively, in the quarter and six month periods of the prior fiscal year, through tax planning initiatives begun in the second half of fiscal 2000.
   Net income increased 2.0% in the quarter to $2,582,000. The increase is attributed to increased sales and a lower tax rate, offset by slightly reduced gross margin percentages and slightly increased operating expenses.


LIQUIDITY AND FINANCIAL RESOURCES

   Current assets exceeded current liabilities by $11,568,000 at January 27, 2001 compared to $11,255,000 at July 29, 2000. The working capital ratio was
1.2 to one at both dates. The Company 's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required. During the six month period, the Company had capital expenditures of $7,582,000. The major expenditures were equipment and leasehold improvements for the replacement store in West Orange, New Jersey, remodel costs for the store in Vineland, New Jersey and site work for the construction of a new store in Garwood, New Jersey. The Company had budgeted approximately $16 million for capital expenditures in fiscal 2001, which includes the construction of a new superstore in Garwood, New Jersey. The Company's primary source of liquidity in 2001 are expected to be cash on hand and operating cash flow.


OTHER MATTERS
   On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern cooperative. Separately, Wakefern has publicly stated that Wakefern will take all appropriate actions to enforce its rights under the Wakefern stockholder's agreement. The Company's Form 10-K includes a comprehensive description of the Company's relationship with Wakefern and the rights and obligations of the Company and other members under the Wakefern stockholder's agreement. Further, a press release issued by Wakefern in response to this situation is attached as Exhibit 28(b) to Form 10-Q for the quarterly period ended October 28, 2000. At this time, any impact on Wakefern and the Company from these developments cannot be ascertained.



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




PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


            6(a)  Exhibits

                  Exhibit 28 (a) Press Release dated March 2, 2001.

                  Exhibit 28(b) First Quarter Report to Shareholders dated December 19, 2000.


            6 (b)  Reports on Form 8-K.

                   None



                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Village Super Market, Inc.
                                          Registrant


Date: March 2, 2001                      /s/ Perry Sumas
                                             Perry Sumas
                                            (President)


Date: March 2, 2001                     /s/ Kevin R. Begley
                                            Kevin R. Begley
                                           (Chief Financial Officer)



Exhibit 28(a)

                           VILLAGE SUPER MARKET, INC.
            REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                             JANUARY 27, 2001

 Contact  Kevin Begley, C.F.O.
         (973) 467-2200 Ext. 220

    Springfield, New Jersey - March 2, 2001 - Village Super Market, Inc. (NSD-VLGEA) reported sales and net income for the second quarter ended January 27, 2001, Perry Sumas, President announced today.

    Net income was $2,582,000 ($.84 per diluted share) in the second quarter of fiscal 2001, an increase of 2.1% from the prior year.

    Sales in the second quarter were $212,920,000, an increase of 3.9% from the prior year. Comparable store sales increased 3.2%. Net income increased due to higher sales and a lower tax rate, offset by slightly reduced gross margin percentages and slightly increased operating costs.

    For the six month period, net income increased 5.3% to $4,802,000 ($1.57 per diluted share). Sales were $410,953,000 an increase of 3.7% from the prior year. Comparable store sales increased 3.0%.

    Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and six months ended January 27, 2001:

                                       Jan 27, 2001        Jan 29, 2000
                                                13 Weeks Ended
Sales                                  $212,920,000        $204,982,000
Net Income                             $  2,582,000        $  2,529,000
Net Income Per Share - Basic           $        .86        $        .84
Net Income Per Share - Diluted         $        .84        $        .83

                                                26 Weeks Ended
Sales                                  $410,953,000        $396,270,000
Net Income                             $  4,802,000        $  4,559,000
Net Income Per Share - Basic           $       1.59        $       1.52
Net Income Per share - Diluted         $       1.57        $       1.50

   This Press Release contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the liquidity of the Company on a cash flow basis, and other risk factors detailed in the Company's filings with the SEC.


Exhibit 28(b)


F    To Our Shareholders:

I The Company had net income of $2,220,000 in the first quarter ended October 28, 2000, an increase of 9% from the prior year. The
R    increase in net income in the quarter was attributable
     to increased sales, lower operating expenses as a percentage of
S sales and a lower tax rate, partially offset by reduced gross margin percentages.
T
     Sales in the first quarter were $198,033,000, an increase of 3.5% from the prior year. On August 10, 2000 the Company opened a 67,000 square
Q foot store to replace its existing store in West Orange, New Jersey Excluding this replacement store, sales increased 2.6% in the quarter.
U Effective with this first quarter of fiscal 2001, the Company has classified coupon expense as reduction of sales. This is in accordance
A    with a recent change in accounting standards effective for this fiscal
     year   Previously, coupons had been recorded as an operating expense.
R Prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no effect on the Company's net
T    income.

E Gross margin as a percentage of sales decreased to 24.2% from 24.6% in the prior year. Gross margin percentages declined in several departments
R    compared to the prior  year.

     Operating and administrative expenses as a percentage of sales
R decreased to 21.1% from 21.4% in the prior year. This decrease was a result of lower payroll, advertising and utility costs as a percentage
E of sales. These decreases were partially offset by increased occupancy costs.
P
     The Company reduced its effective income tax rate to 36.3% compared to
O 39.8% in the prior fiscal year through tax planning initiatives begun in the second half of fiscal 2000.
R
     During the first quarter, the Company had capital expenditures of
T $5,245,000. The major expenditures related to the replacement store in West Orange, New Jersey. The Company has budgeted approximately $16 million for capital expenditures in fiscal 2001. This amount includes the construction, which recently began, and equipment for a new superstore in Garwood, New Jersey.

     The table accompanying this report summarizes Village Super Market's results for the quarter ended October 28, 2000.

                               Respectfully,
                  Perry Sumas                 James Sumas
                  President                   Chairman of the Board

     December 19, 2000

                             INCOME STATEMENT DATA

                                 13 Wks Ended       13 Wks Ended
                                 Oct 28, 2000       Oct 30, 1999
Sales	                          $ 198,033,000       $ 191,292,000
Net Income                      $   2,220,000       $   2,030,000
Net Income Per Share - Basic    $         .74       $         .68
Net Income Per share - Diluted  $         .73       $         .67



                           BALANCE SHEET COMPARISONS

                               Oct 28, 2000         July 29, 2000
Current Assets                 $  62,267,000        $  64,860,000
Current Liabilities            $  52,092,000        $  53,605,000
Net Working Capital            $  10,175,000        $  11,255,000
Long Term Debt                 $  41,261,000        $  42,507,000
Stockholders' Equity           $  77,372,000        $  75,152,000