Form 10-Q
period 2001-04-28
VILLAGE SUPER MARKET INC
filed 2001-06-07
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:   April 28, 2001

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
Yes   X         No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                   June 1, 2001
     Class A Common Stock, No Par Value	     	1,429,200 Shares
     Class B Common Stock, No Par Value	     	1,594,076 Shares


The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.



                        VILLAGE SUPER MARKET, INC.
                                 INDEX


PART I                                                         PAGE NO.

FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Condensed Balance Sheets . .                 3

        Consolidated Condensed Statements of Income               4

        Consolidated Condensed Statements of Cash Flows           5

        Notes to Consolidated Condensed Financial Statements    6 - 7



Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . 7 - 10



PART II

OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K .                       10

        Signatures.. . . . . . . . . . . . . . . . . . . . . .   11

        Exhibit 28(a) .  . . . . . . . . . . . . . . . . . . .   12

        Exhibit 28(b).  . . . . . . . . . . . . . . . . . .  . 13 - 14


                     PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Thousands)
                         (Unaudited)
                                               April 28,    July 29,
                                                 2001         2000

ASSETS
Current assets
 Cash and cash equivalents                     $ 22,595     $ 25,721
 Merchandise inventories                         31,330       31,033
 Patronage dividend receivable                    1,358        2,201
 Miscellaneous receivables                        4,315        5,255
 Other current assets                             1,323          650
   Total current assets                          60,921       64,860

Property, equipment and fixtures, net            84,582       80,628

Investment in related party, at cost             11,474       11,051

Goodwill, net                                    10,690       10,946

Other intangibles, net                              210        1,523

Other assets                                      5,269        4,916

   TOTAL ASSETS                               $ 173,146     $173,924


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt            $  1,668      $  1,705
 Accounts payable to related party              25,624        28,634
 Accounts payable and accrued expenses          21,901        23,157
 Income taxes payable                               --           109
  Total current liabilities                     49,193        53,605

Long-term debt, less current portion            40,413        42,507
Deferred income taxes                            2,403         2,660
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares                       18,129        18,129
 Class B common stock - no par value,
  1,594,076 shares issued & outstanding          1,035         1,035
 Retained earnings                              66,589        60,739
 Less cost of treasury shares
  (333,600 Class A shares at April 28, 2001
  and 343,400 shares at July 29, 2000)          (4,616)      (4,751)

  Total shareholders' equity                    81,137        75,152

  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $173,146      $173,924

See accompanying Notes to Consolidated Condensed Financial Statements.


                       VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                        13 Wks.     13 Wks.     39 Wks.     39 Wks.
                         Ended       Ended       Ended       Ended
                        4-28-01     4-29-00     4-28-01     4-29-00

Sales                   $199,008    $188,876    $609,961    $585,146

Cost of sales            149,781     143,712     461,606     443,576

Gross profit              49,227      45,164     148,355     141,570

Operating and
 administrative
 expense                  43,855      41,017     129,983     124,304

Depreciation and
 amortization
 expense                   1,986       2,063       5,899       6,039

Non-cash
 impairment charge         1,122         ---       1,122         ---
Operating income           2,264       2,084      11,351      11,227

Interest expense, net        562         848       2,116       2,508

Gain on disposal
 of assets                   ---         493        ---          493

Income before provision
 for income taxes          1,702       1,729       9,235       9,212

Provision for income
 taxes                       617         650       3,348       3,574

Net income              $  1,085     $ 1,079     $ 5,887     $ 5,638

Net income
 per share:
  Basic                 $   .36      $   .36    $  1.95     $   1.88
  Diluted               $   .35      $   .35    $  1.92     $   1.85

See accompanying Notes to Consolidated Condensed Financial Statements.



                      VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (Dollars in Thousands)
                           (Unaudited)
                                       39 Wks. Ended    39 Wks. Ended
                                       April 28, 2001   April 29, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $  5,887       $  5,638
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                 5,899          6,039
Non-cash impairment charge                    1,122            ---
Deferred taxes                              (   257)       (   100)
Provision to value inventories at LIFO          550            250
Gain on disposal of assets                    ---          (   493)
Changes in assets and liabilities:
 (Increase) in merchandise inventories      (   847)       ( 1,670)
 Decrease in patronage dividend receivable      843            561
 (Increase) decrease in miscellaneous
  receivables                                   940        ( 1,007)
 (Increase) in other current assets         (   673)       (   372)
 (Increase) in other assets                 (   353)       (   822)
 (Decrease) in accounts payable to
  related party                             ( 3,010)       ( 3,080)
 (Decrease) in accounts payable and
  accrued expenses                          (   900)       ( 1,469)
 (Decrease) in income taxes payable         (   109)       (   736)
 Net cash provided by operating
  activities                                  9,092          2,739




CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                        (10,623)      (  9,116)
Investment in related party                 (   423)      (    253)
Proceeds from disposal of assets               ---             862
Net cash used by investing activities       (11,046)      (  8,507)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt       ---           30,000
Proceeds from exercise of stock options          98             222
Principal payments of long-term debt        ( 1,270)       ( 14,701)
Net cash (used in) provided by financing
 activities                                 ( 1,172)         15,521

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            ( 3,126)          9,753

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                          25,721           9,771

CASH AND CASH EQUIVALENTS,
END OF PERIOD                              $ 22,595        $ 19,524

See accompanying Notes to Consolidated Condensed Financial Statements.


                       VILLAGE SUPER MARKET, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 28, 2001 and the consolidated results of operations and cash flows for the periods ended April 28, 2001 and April 29, 2000.

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2000 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

The results of operations for the period ended April 28, 2001 are not necessarily indicative of the results to be expected for the full year.

3. At both April 28, 2001 and July 29, 2000, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,052,000 and $8,502,000 higher than reported at April 28, 2001 and July 29, 2000, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:



                              13 Wks Ended           39 Wks Ended
                            4/28/01   4/29/00      4/28/01   4/29/00
Weighted Average
 Shares
 Outstanding - Basic       3,017,419  3,008,985   3,015,007   2,997,934
Dilutive Effect
 of Employee Stock
 Options                      49,175     46,040      43,848      50,168
Weighted Average Shares
 Outstanding - Diluted     3,066,594  3,055,025   3,058,855   3,048,102


5. In fiscal 2001, the Company adopted the provisions of the FASB's Emerging Issues Task Force Issue No. 00-14, "Accounting For Certain
Sales Incentives". The consensus included a conclusion that the value of such sales incentives that result in a reduction in the price paid by the customer should be netted against revenue and not classified as a marketing expense. Effective with the first quarter of fiscal 2001, the Company has classified coupon expense as a reduction of sales. Previously, the Company recorded coupons as marketing expenses. Prior year amounts have been reclassified to conform to the current year presentation.
Coupon expense for the quarter and nine month periods ended April 28, 2001 were $4,505,000 and $14,607,000, respectively, compared with $4,779,000 and $14,603,000, respectively, in the corresponding periods of the prior year. This reclassification had no effect on the Company's operating income or net income.



ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Sales in the third quarter of fiscal 2001 were $199,008,000, an increase of 5.4% from the prior year. On August 10, 2000, the Company opened a 67,000 square foot store to replace its existing store in West Orange, New Jersey. Also, the Company closed the South Orange, New Jersey store on October 28, 2000. Excluding these two stores, comparable store sales increased 4.2% in the third quarter. Sales increased 4.2% to $609,961,000 for the nine month period. Comparable store sales increased 3.4% for the nine month period.

  Gross profit as a percentage of sales increased to 24.7% and 24.3%, respectively, in the quarter and nine month periods ended April 28, 2001 compared with 23.9% and 24.2%, respectively, in the corresponding prior year periods. The improvement in the third quarter was due to improved sales in higher margin departments and increases in the gross profit percentage in most departments.

  Operating and administrative expenses as a percentage of sales for the quarter and nine month periods were 22.0% and 21.3%, respectively, compared with 21.7% and 21.2%, respectively, in the corresponding prior year periods. Operating and administrative expenses increased as a percentage of sales in both the quarter and nine month periods due to increased occupancy costs, partially offset by lower labor costs.

  The Company recorded a non-cash impairment charge of $1,122,000 in the third quarter of fiscal 2001 to write-off the value of a favorable sublease on the Ventnor store. The sublessor of the property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy Code. The Company is currently negotiating with the property owner. The Company continues to operate the store under the terms of the sublease during these negotiations.

  Interest expense declined in the third quarter due to interest costs capitalized in the current fiscal year relating to the construction of a new superstore in Garwood, New Jersey.

  The Company reduced its income tax rate to 36.3% for both the quarter and nine month period of fiscal 2001 compared to 37.6% and 38.8%, respectively, in the quarter and nine month periods of the prior fiscal year through tax planning initiatives begun in the second half of fiscal 2000.

  Net income was $1,085,000 in the third quarter of fiscal 2001 as compared to $1,079,000 in the third quarter of the prior year. Net income, excluding the non-cash impairment charge, increased 66.8% in the quarter to $1,800,000. This increase is attributable to increased comparable store sales and higher gross profit percentages, partially offset by increased operating expenses.


LIQUIDITY AND FINANCIAL RESOURCES

  Working capital was $11,728,000 at April 28, 2001 compared to $11,255,000 at July 29, 2000. The working capital ratio was 1.2 to 1 at both periods. The Company's working capital needs are reduced by its high rate of inventory turnover and because the warehousing and distribution arrangements accorded to the Company as a member of Wakefern permit it to minimize inventory levels and sell most merchandise before payment is required.

  During the nine month period, the Company had capital expenditures of $10,623,000. The major expenditures were equipment and leasehold improvements for the replacement store in West Orange, New Jersey, remodel costs for the store in Vineland, New Jersey and site work and construction costs for a new store in Garwood, New Jersey. The Company has budgeted approximately $14 million for capital expenditures in fiscal 2001. The Company's primary source of liquidity in fiscal 2001 is expected to be cash on hand and operating cash flow.


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



PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


            6 (a)  Exhibits


            Exhibit 28 (a)  Press Release dated June 4, 2001.


            Exhibit 28 (b)  Second Quarter Report to Shareholders
                             dated March 13, 2001.


            6 (b)  Reports on Form 8-K.


            None





                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Village Super Market, Inc.
                                      Registrant



Date:  June 4, 2001                   /s/ Perry Sumas
                                          Perry Sumas
                                         (President)


Date:  June 4, 2001                  /s/ Kevin R. Begley
                                         Kevin R. Begley
                                        (Chief Financial Officer)



Exhibit 28(a)

                     VILLAGE SUPER MARKET, INC.
        REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
                          APRIL 28, 2001

 Contact: Kevin Begley, C. F. O.
          (973) 467-2200 - Ext. 220

  Springfield, New Jersey - June 4, 2001 - Village Super Market,
Inc. (NSD - VLGEA) reported sales and net income for the third quarter ended April 28, 2001, Perry Sumas, President announced today.

  Net income was $1,085,000 ($.35 per diluted share) in the third quarter of fiscal 2001. Excluding a non-cash impairment charge, net income was $1,800,000, an increase of 66.8% from the prior year.

  Sales in the third quarter were $199,008,000, an increase of 5.4% from the prior year. Comparable store sales increased 4.2%.
Net income, excluding a non-cash impairment charge, increased due to higher sales and an increased gross profit percentage, partially offset by increased operating costs.

  The Company recorded a non-cash impairment charge of $1,122,000 in the third quarter of fiscal 2001 to write-off the value of a favorable lease on one of its stores.

  For the nine month period, net income was $5,887,000 ($1.92 per diluted share). Sales were $609,961,000, an increase of 4.2% from the prior year. Comparable store sales increased 3.4%.

  Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and nine months ended April 28, 2001:

                                  April 28, 2001      April 29, 2000
                                          13 Weeks Ended
Sales                              $199,008,000       $188,876,000
Net Income                         $  1,085,000       $  1,079,000
Net Income Per Share - Basic       $        .36       $        .36
Net Income Per Share - Diluted     $        .35       $        .35

                                          39 Weeks Ended
Sales                              $609,961,000       $585,146,000
Net Income                         $  5,887,000       $  5,638,000
Net Income Per Share - Basic       $       1.95       $       1.88
Net Income Per share - Diluted     $       1.92       $       1.85

  This Press Release contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic condition, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the liquidity of the Company on a cash flow basis, the success of operating initiatives, results of litigation and other risk factors detailed in the Company's filings with the SEC.



Exhibit 28(b)


   To Our Shareholders:

E The Company had net income of $2,582,000 in the second quarter ended January 27, 2001, an increase of 2% from the prior year. Net income increased due to higher sales and a lower tax rate offset by slightly reduced gross profit percentages and slightly increased operating expense percentages. Salesi n the second quarter were $212,920,000, an increase of 3.9% from the prior year. On August 10, 2000, the Company opened a 67,000 square foot store to replace its existing store in West Orange, New Jersey. Also, the Company closed the South Orange, New
   Jersey store on October 28, 2000. Excluding these two sores comparable store sales increased to 3.2% in the second quarter. Sales increased 3.7% to $410,953,000 for the six month period. Comparable store sales increased 3.0% for the six month period.

   Effective with the first quarter of fiscal 2001, the Company has classified coupon expense as a reduction of sales. This is in accordance with a recent change in accounting standards effective for this fiscal year. Previously, coupons had been recorded as an operating expense. Prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no effect on the Company's net income.

   Gross profit margin as a percentage of sales decreased to 24.0% and 24.1%, respectively, in the quarter and six month periods compared with 24.1% and 24.3%, respectively, in the corresponding prior year periods.

   Operating and administrative expenses as a percentage of sales for the quarter and six month periods were 20.8% and 21.0%, respectively, compared with 20.7% and 21.0, respectively, in the corresponding prior year periods. Operating and administrative expenses increased in both the quarter and six month periods due to increased occupancy and repair and maintenance costs. Those increases were substantially offset by lower payroll, fringe benefit and advertising costs.

   The Company reduced its effective income tax rate to 36.3% for both the quarter and six month periods of fiscal 2001, compared to 38.5% and 39.1%, respectively, in the quarter and six month periods of the prior year, through tax planning initiatives begun in the second half of fiscal 2000.

   During the six month period, the Company had capital expenditures of $7,582,000. The major expenditures were equipment and leasehold improvements for the replacement store in West Orange, remodel costs for the store in Vineland and site work for the construction of a new store in Garwood, New Jersey. The Company has budgeted approximately $14 million for capital expenditures in fiscal 2001.

   The table accompanying this report summarizes Village Super Market's results for the quarter and six month period ended January 27, 2001.


                             Respectfully,
                 Perry Sumas                 James Sumas
                 President                   Chairman of the Board

March 13, 2001




                         INCOME STATEMENT DATA

                               13 Weeks Ended   13 Weeks Ended
                              January 27, 2001  January 29, 2000
Sales                         $  212,920,000    $  204,982,000
Net Income                    $    2,582,000    $    2,529,000
Net Income Per Share -
 Basic                        $          .86    $          .84
Net Income Per Share -
 Diluted                      $          .84    $          .83



                               26 Weeks Ended   26 Weeks Ended
                              January 27, 2001  January 29, 2000

Sales                         $  410,953,000    $  396,270,000
Net Income                    $    4,802,000    $    4,559,000
Net Income Per Share -
 Basic                        $         1.59    $         1.52
Net Income Per Share -
 Diluted                      $         1.57    $         1.50


                                BALANCE SHEET COMPARISONS

                             January 27, 2001      July 29, 2000
Current Assets                $  67,223,000        $  64,860,000
Current Liabilities           $  55,655,000        $  53,605,000
Net Working Capital           $  11,568,000        $  11,255,000
Long Term Debt                $  40,680,000        $  42,507,000
Stockholders' Equity          $  79,977,000        $  75,152,000
