Form 10-K
period 2001-07-28
VILLAGE SUPER MARKET INC
filed 2001-10-25
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                FORM 10-K

(Mark One)

[x]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934 (Fee Required).
     For the fiscal year ended:  July 28, 2001.

[  ] Transition Report Pursuant to Section 13 or 15(d) of
     the Securities and Exchange Act of 1934 (Fee Required)
     for the transition period from       to              .

COMMISSION FILE NUMBER:  0-2633


                    VILLAGE SUPER MARKET, INC.
     (Exact name of registrant as specified in its charter)

NEW JERSEY                                      22-1576170
(State or other jurisdiction of incorporation  (I. R. S. Employer
or organization)                              Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY   07081
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $5,416,000 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $17,934,000 (based upon the closing price of the Class A shares on the Over the Counter Market on October 1, 2001).
There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                             Outstanding at
              Class                         October 22, 2001
Class A common stock, no par value          1,436,800 Shares
Class B common stock, no par value          1,594,076 Shares


DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2001 Annual Report to Shareholders and the 2001 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 7, 2001 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.


                              PART I
                         ITEM I.  BUSINESS

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements.
Such potential risks and uncertainties include, without limitation, local business conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain associates, the availability of new store locations, availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives, results of ongoing litigation and other risk factors detailed herein and in other filings of the Company.


GENERAL

Village Super Market, Inc. operates a chain of 23 (including the recently opened Garwood store) ShopRite supermarkets, 16 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic reach.

The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores, which average 59,000 total square feet, compared with an average of 30,000 total square feet for conventional supermarkets. Several of the Company's recent remodels have expanded superstores to 65,000 square feet. These larger store sizes enable the Company to feature expanded higher margin specialty service departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals, small appliances and in most cases, a pharmacy. Two superstores also include a warehouse section featuring products in giant sizes.
Recently remodeled and new superstores emphasize a Power
Alley, which features high margin convenience offerings such as salad bars, bakery and home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

         Product Categories      Fiscal Year Ended In July
                                 1999      2000       2001
         Groceries               41.2%     41.1%     40.7%
         Dairy and Frozen        16.1      16.0       15.9
         Meats                    9.6       9.7        9.5
         Non-Foods               10.8      10.4       10.3
         Produce                 10.0      10.0       10.3
         Deli and prepared        4.6       4.5        4.6
         Seafood                  2.0       2.0        2.1
         Pharmacy                 4.0       4.5        4.8
         Bakery                   1.6       1.6        1.6
         Other                     .1        .2         .2
                                -----     -----      -----
                                100.0%    100.0%     100.0%

         Number of superstores     20        20         20

         Selling square feet
          represented by
          superstores              92%      92%         94%


A variety of factors affect the profitability of each of the Company's stores including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to decide whether they should be closed. Accordingly, the Orange, Maplewood, Kingston, Morristown, Easton, Florham Park and South Orange stores have been closed since
December 1991.  The Company operates one liquor store.


DEVELOPMENT AND EXPANSION

The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores. In fiscal 2001, the Company opened a 67,000 sq. ft. store in West Orange to replace its older, smaller store. In fiscal 2000, the Company purchased land in Garwood, N.J. and substantially remodeled the interior of the Vineland store. In fiscal 1999, the Company completed the 22,000 square foot expansion and remodel of the Livingston store.
In addition, the Company acquired a leased 67,000 square foot store in Vineland, New Jersey in May 1999 from Wakefern.

The Company has budgeted $20,000,000 for capital expenditures in fiscal 2002. The major planned expenditures are the completion of construction and equipment for a new superstore in Garwood and construction and equipment of a new superstore in Hammonton, N.J.

In the last five years, the Company has completed four remodels, two new stores and one store acquisition. The
Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with increased governmental regulations and the general difficulty in developing retail properties in the Company's primary trading area the Company has, at times, been unable to open the desired number of new stores.
Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.


WAKEFERN

The Company is the third largest member of Wakefern (owning
14.2% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern.
Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 41 individual member companies and 203 supermarkets including 21 operated by Wakefern, which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, and participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs including the ShopRite Price Plus card and a co-branded credit card and the development of shared, advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in those customers' decisions about where to shop. In addition, Wakefern can purchase large quantities and varieties of products at favorable prices which it can then pass onto its members. These benefits are important to the Company's success. ShopRite private label products accounted for approximately 18% of sales in fiscal 2001.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff. Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members by various formulas which distribute advertising costs in accordance with the estimated proportional benefits to each member from such advertising. The Company also places Wakefern developed materials with local newspapers. In addition, Wakefern provides the Company with other services including insurance, equipment purchasing and retail technology support.

Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey; Wallkill, New York; and South Brunswick, New Jersey. The Company and all other members of Wakefern are parties to the Wakefern Stockholder's Agreement which provides for certain commitments by, and restrictions on all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control. No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or in new stores. Such payments were waived by Wakefern in connection with the sale of the Orange, Maplewood, Kingston and Morristown stores. A "qualified successor" must be or agree to become a member of Wakefern and may not own or operate any supermarkets other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Any material change in Wakefern's method of operation or a termination or material modification of the Company's relationship with Wakefern following expiration of the above agreements or otherwise might have an adverse impact on the conduct of the Company's business and could involve additional expense for the Company. The failure of any Wakefern member to fulfill its obligations under these agreements or a member's insolvency or withdrawal from Wakefern could result in increased costs to remaining members. On November 22, 2000, Big V Supermarkets,
Inc., the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
In addition, Big V announced its intention to depart from the Wakefern Cooperative. Wakefern has publicly stated that it will take all appropriate actions to enforce its rights under the Wakefern Stockholder's Agreement. A recent decision by the U.S. Bankruptcy Court has upheld that Big V would be required to pay substantial withdrawal fees to Wakefern to make up for the loss of volume to the cooperative in the event Big V departs from the Wakefern Cooperative. These matters are subject to further legal proceedings. At this time, the ultimate impact, if any, on Wakefern and the Company from these proceedings cannot be ascertained, although any significant loss of volume from a termination of the Wakefern supply agreement by Big V without payment of the aforementioned withdrawal fees, could result in increased costs to the Company for product purchases and services.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores. As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the maximum per-store capital contributions (currently $550,000) required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. As a result, the Company is required to invest $1,491,000 over the next six years.


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

In fiscal 2002, a frame relay communications network will be installed to replace the current satellite communications network. This new network will provide improved reliability and capacity in handling consumer based transactions and interactive retail applications.

Wakefern and the Company have responded to our customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information.
In addition, an on-line shopping and pick-up service is being tested by Wakefern at this time.


COMPETITION

The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, super centers, drug stores, discount department stores, fast food chains and convenience stores. The Company competes by using low pricing, courteous, quick, service to the customer, and a broad range of consistently available quality products including the ShopRite private label. The ShopRite Price Plus card and the co-branded ShopRite credit card also create significant customer loyalty.

The Company believes its regional focus and the continuity of its management by the Sumas family permit it to operate with greater flexibility in tailoring the products offered in each store to the demographics of the communities they serve as compared to national and larger regional chains. The Company's principal competitors are Pathmark, A&P, Stop & Shop, Foodtown, Acme and King's. Many of the Company's competitors have financial resources substantially greater than those of the Company.

In the last year, several competitive developments occurred in our marketplace. One of our principal competitors, Pathmark, completed a restructuring which substantially reduced its previously high debt levels. In addition, another competitor, Stop & Shop changed the name and format of all of its stores. The future impact of these recent developments on our already highly competitive marketplace is unknown at this time.


LABOR

As of October 1, 2001, the Company employed approximately 3,850 persons of whom approximately 66% worked part-time. Approximately 89% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993. Contracts with the Company's six unions expire between November 2001 and April 2005. Most of the Company's competitors in New Jersey are similarly unionized.


REGULATORY ENVIRONMENT

While the Company must secure a variety of health and food distribution permits for the conduct of its business, it does not believe that such regulation is material to its operations. The Company's pharmacy departments are subject to state regulation and licensed pharmacists must be on duty at all times. The Company's liquor operation is also subject to regulation by state and municipal administrative authorities. The Company does not presently anticipate expanding its liquor operations. Compliance with statutes regulating the discharge of materials into the environment is not expected to have a material effect on capital expenditures, earnings and competitive position in fiscal 2002 and 2003.


ITEM 2.  PROPERTIES

The Company owns the sites of six (including the recently opened Garwood store) of its supermarkets (containing 389,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center. The remaining 17 supermarkets (containing 854,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in strip shopping centers and the remaining seven are freestanding stores.

The lease for the Morris Plains store expires in June 2002. The Company is currently negotiating with the landlord for a new lease for an expanded store. The Company is a sublessee of the Ventnor store location. The sublessor of the property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy Code. The Company is currently negotiating with the property owner to remain in this location under new lease terms. With the exception of the above two situations, none of the Company's store leases expire before 2008.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 28, 2001 was approximately $8,190,000. The Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a partnership that is a lessor of one of the Company's freestanding supermarkets.


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


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in
Part III, Item 10, the following is provided with respect to executive officers who are not directors:

NAME            AGE      POSITION WITH THE COMPANY

Carol Lawton    58       Vice President and Assistant
                          Secretary since 1983;
                          responsible for administration
                          of headquarters staff.

Kevin Begley    43       Chief Financial Officer since 1987.
                          Mr. Begley is a Certified
                          Public Accountant.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                    SECURITY HOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2001.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's
Annual Report to Shareholders for the fiscal year ended
July 28, 2001.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Page 4 through 6 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2001.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 7 to 20 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2001.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 9, 2001, in connection with its Annual Meeting scheduled to be held on December 7, 2001.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 9, 2001, in connection with its Annual Meeting scheduled to be held on December 7, 2001.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 9, 2001, in connection with its annual meeting scheduled to be held on December 7, 2001.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 9, 2001, in connection with its annual meeting scheduled to be held on December 7, 2001.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                              ON FORM 8-K

(a)  1.  Financial Statements:

Consolidated Balance Sheets - July 28, 2001 and July 29, 2000;

Consolidated Statements of Operations - years ended
 July 28, 2001, July 29, 2000 and July 31, 1999;

Consolidated Statements of Shareholders' Equity - years ended
 July 28, 2001; July 29, 2000 and July 31, 1999;

Consolidated Statements of Cash Flows - years ended
 July 28, 2001; July 29, 2000 and July 31, 1999.

       Notes to consolidated financial statements.

The consolidated financial statements above and Independent
Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2001.


2.  Financial Statement Schedules:

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


3. Exhibits

                     EXHIBIT INDEX

Exhibit No. 3  Certificate of Incorporation and By-Laws*

Exhibit No. 4  Instruments defining the rights of security
                holders;

            4.4  Loan Agreement dated May 30, 1997*
            4.5  Note Purchase Agreement dated September
                  16, 1999*
            4.6  Loan Agreement dated September 16, 1999*


Exhibit No.  10   Material Contracts:

             10.1   Wakefern By-Laws*
             10.2   Stockholders Agreement dated February 20,
                     1992 between the Company and
                     Wakefern Food Corp.*
             10.3   Voting Agreement dated March 4, 1987*
             10.5   1997 Incentive and Non-Statutory Stock
                     Option Plan*

Exhibit No.  13  Annual Report to Security Holders

Exhibit No.  21  Subsidiaries of Registrant

Exhibit No.  23  Consent of KPMG LLP

Exhibit No.  99  Press Release dated October 2, 2001

* The following exhibits are incorporated by reference from the following previous filings:

              Form 10-K for 1999: 4.5, 4.6

              Form 10-K for 1997: 4.4, 10.5

              Form 10-K for 1993: 3, 10.1, 10.2 and 10.3

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.



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

Corporate Directory                        Inside back cover



Dear Fellow Shareholders

Village continued to perform exceptionally well this year. Net income, excluding a nonrecurring charge, exceeded $10 million for the first time. Sales reached a record $800 million. Our customers responded enthusiastically to our new store in West Orange, and we recently opened a store in Garwood.

Net income, excluding a nonrecurring charge, increased 21% to $10,163,000, or $3.31 per share in fiscal 2001. Sales increased 4.5% to $820,627,000. The substantial improvement in net income was due to a comparable store sales increase of 3.6%, increased gross profits and a lower effective tax rate, partially offset by increased operating costs.

Capital expenditures were $15,070,000 in fiscal 2001. In August
2000, we opened a 67,000 square feet store in West Orange. The customer response and the performance of this replacement store have exceeded our expectations.

On September 26, 2001, we opened a 59,000 square feet store in Garwood. This is the fifth store to include our full Power Alley. This format features a wide assortment of perishable products, including an expanded fresh bakeshop, sushi bar, salad bar and Bistro Street; our chef prepared home meal replacement section.

Our business demands a continuing focus on customers. In response to our customers changing needs, the "Natural Choice at ShopRite" program was introduced this year to communicate and merchandise our expanded selection of natural and organic foods. We also have increased our emphasis on international foods. For example, the new Garwood store includes a "Kosher Village".

We continue to invest in advanced retail technology. We recently installed several self-checkout systems in our Chester and Garwood stores. Based on the enthusiastic customer response, we plan to make self-checkout available in most stores in the future. During fiscal 2002, with Wakefern's assistance, we will install a frame relay communications network in all stores. This network will provide more reliable, higher speed communications for customer transactions, as well as provide a vehicle for enhanced retail applications on a Wakefern intranet in the near future.

Over the last five years, our net income has grown on average
37% a year. This success is a direct result of our management team and associates commitment to executing our priorities. These priorities remain offering high quality products at consistently low prices, providing outstanding service, creating unique marketing initiatives, and expanding and remodeling our store base.

Thank you for your support as fellow shareholders and customers.


        James Sumas,                     Perry Sumas,
        Chairman of the Board            President


                    Selected Financial Data
   (Dollars in thousands except per share and square feet data)
                   July 28,  July 29,   July 31,  July 25,   July 26,
                    2001      2000        1999      1998       1997
For year
Sales (1)          $820,627  $784,995   $750,680   $693,667   $679,944
Net income            9,443     8,426      4,722      4,007      2,074
Net income per
  share - basic        3.13      2.81       1.59       1.36        .71
Net income per
  share - diluted      3.08      2.76       1.55       1.34        .71
Cash dividends
  per share
  Class A                -         -         -           -          -
  Class B                -         -         -           -          -

At year end
Total assets        183,346   175,987    149,555    138,508    132,764
Long-term debt       43,363    43,998     27,204     25,700     24,027
Working capital
  (deficit)          17,087    10,690     (7,197)    (9,682)   (12,607)
Shareholders'
  equity             84,770    75,152     66,477     61,568     57,081
Book value
  per share           27.97     24.94      22.24      20.73      19.62

Other data
Same store sales
  increase             3.6%       2.9%       6.0%       2.4%       1.0%
Total square
 feet            1,184,000  1,182,000  1,182,000  1,093,000  1,093,000
Average
 total sq.
 ft. per store      54,000     51,000     51,000     50,000     50,000
Selling square
 feet              935,000    934,000    934,000    866,000    866,000
Sales per average
 square foot of
 selling space         874        840        846        801        792
Number of stores        22         23         23         22         22
Sales per average
 number of stores   37,156     34,080     33,722     31,530     30,767
Capital
 expenditures       15,070     13,312      7,084      9,956      8,593


               Unaudited Quarterly Financial Data
         (Dollars in thousands except per share amounts)
                 First      Second       Third      Fourth      Fiscal
                Quarter     Quarter     Quarter     Quarter      Year
2001
Sales           $198,033    $212,920    $199,008    $210,666    $820,627
Gross profit      47,919      50,934      48,952      53,168     200,973
Net income         2,220       2,582       1,085       3,556       9,443
Net income per
  share -
  diluted           $.73        $.84        $.35       $1.15       $3.08

2000
Sales           $191,292    $204,982    $188,876    $199,845    $784,995
Gross profit      47,090      49,320      45,164      49,550     191,124
Net income         2,030       2,529       1,079       2,788       8,426
Net income per
  share -
  diluted           $.67        $.83        $.35        $.91       $2.76


(1)  As a result of adopting Emerging Issues Task Force Issue
No. 00-14, "Accounting For Certain Sales Incentives," the Company reclassified prior period coupon expense from marketing expenses to sales. These reclassifications had no effect on previously reported operating profit or net income. For further information see note 1 to the consolidated financial statements.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations of the Company as a percentage of sales:

                                    July 28,   July 29,   July 31,
                                     2001       2000       1999
Sales                               100.00%    100.00%    100.00%
Cost of sales                        75.51      75.65      76.16
                                     -----      -----      -----
Gross profit                         24.49      24.35      23.84
Operating and administrative
  expense                            21.26      21.18      20.99
Depreciation and amortization          .96       1.05       1.02
Non-cash impairment and special
  charges                              .14          -        .35
                                      ----       ----       ----
Operating income                      2.13       2.12       1.48
Interest expense (net)                 .33        .42        .41
Gain (loss) on disposal of assets     (.01)       .06          -
                                      ----       ----       ----
Income before income taxes            1.79       1.76       1.07
Income taxes                           .64        .69        .44
                                      ----       ----       ----
Net income                            1.15%      1.07%       .63%
						  ====       ====       =====

Sales were $820,627,000 in fiscal 2001, an increase of $35,632,000, or 4.5% from the prior year. On August 10, 2000, the Company opened a 67,000 sq. ft. superstore to replace its smaller, older store in West Orange. Also, the Company closed the under facilitated South Orange store on October
28, 2000. Excluding these two stores, comparable store sales increased 3.6% in fiscal 2001. Sales were $784,995,000 in fiscal 2000, an increase of $34,315,000, or 4.6% from the prior year. Fiscal 2000 sales were $28,376,000 higher due to the acquisition of the Vineland store during the fourth quarter of fiscal 1999. Same store sales increased 2.9% in fiscal 2000. Partially offsetting these increases was a reduction in sales of approximately $14,000,000 as fiscal 2000 contained 52 weeks compared to 53 weeks in fiscal 1999.

Gross profit as a percentage of sales increased in fiscal 2001 due to improved sales in higher margin departments and a reduction in promotional coupons, partially offset by increased LIFO charges. Gross profit as a percentage of sales increased in fiscal 2000 in most selling departments. In addition, gross profit improved in fiscal 2000 due to rebates received for the acquired Vineland store.

Operating and administrative expense increased as a percentage of sales in fiscal 2001 due to increased occupancy, fringe benefit and credit card processing costs, partially offset by reduced advertising costs. Operating and administrative expense increased as a percentage of sales in fiscal 2000 due to increased credit card processing costs, professional fees and a charge to account for the anticipated disposal of the South Orange store.

Depreciation and amortization declined in fiscal 2001 (and increased in fiscal 2000) primarily due to fiscal 2000 including accelerated depreciation of the old West Orange store, which was replaced in August 2000.

Fiscal 2001 results include a non-cash impairment charge of $1,122,000 to write off the book value of a favorable sublease on the Ventnor store. The sublessor of the property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy Code. The Company is currently negotiating with the property owner to remain in this location under new lease terms. The Company continues to operate the store during these negotiations. Should the Company be unsuccessful in negotiating a new lease, the remaining book value of the assets of the Ventnor store of $641,000 may be written off.

Interest expense decreased in fiscal 2001 primarily due to interest costs capitalized in the amount of $389,000 related to the construction of a new superstore in Garwood. Interest expense increased in fiscal 2000 due to higher debt levels outstanding, partially offset by increased interest income earned on higher cash balances.

Fiscal 2000 results include a gain on the sale of real estate of a previously closed store in Easton, PA in the amount of $492,000. Fiscal 1999 results include a special charge in the amount of $2,600,000 related to litigation in connection with a contract to purchase property for a new superstore.
(See note 10).

The Company's effective income tax rate was 35.9%, 39.0% and 41.2% in fiscal 2001, 2000 and 1999, respectively. The effective income tax rate declined in fiscal 2001 and fiscal 2000 due to tax planning initiatives begun in the second half of fiscal 2000. Due to recent tax law changes enacted in New Jersey, the Company expects its effective income tax rate to be approximately 38.3% in fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

Current assets exceeded current liabilities by $17,087,000 at July 28, 2001 compared to $10,690,000 at July 29, 2000 and compared to current liabilities exceeding current assets by $7,197,000 at July 31, 1999. Working capital ratios at the same dates were 1.33, 1.20, and .87 to one, respectively. The Company's working capital needs are reduced since inventory is generally sold by the time payment to Wakefern and other suppliers are due.

During fiscal 2001, operating cash flow of $19,653,000 was used to fund capital expenditures of $15,070,000 and to increase cash on hand by $5,435,000. The major capital expenditures were equipment and leasehold improvements for the replacement store in West Orange, remodel costs for the Vineland store and site work and construction costs for a new store in Garwood, New Jersey, which opened on September 26, 2001.

During fiscal 2000, operating cash flow of $13,634,000 and net borrowings of $14,506,000 were used to fund capital expenditures of $13,312,000 and to increase cash balances by $15,950,000. The principal capital expenditure projects were the purchase of land in Garwood, the remodel of the Vineland store and a portion of the cost of the replacement store in West Orange.

On September 16, 1999, the Company completed the sale of $30,000,000 of 8.12% unsecured Senior Notes. At the same time, the Company entered into a $15,000,000 unsecured revolving credit agreement. These two debt agreements replaced the $6,667,000 term loan and a $24,000,000 revolving credit facility, both of which were secured by substantially all of the Company's assets.

The Company has budgeted approximately $20 million for capital expenditures in fiscal 2002. Planned expenditures include the completion of construction and equipment for a new superstore in Garwood (opened September 26, 2001), the construction and equipment for a new superstore in Hammonton, New Jersey and the start of two major remodels. The Company's primary sources of liquidity in fiscal 2002 are expected to be cash on hand at July 28, 2001, operating cash flow and equipment financing.


Adoption of New Accounting Standard

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Boards (FASB) Emerging Issues Task Force Issue No. 00-14, "Accounting For Certain Sales Incentives." This pronouncement requires the value of certain sales incentives that result in a reduction of the price paid by the customer, such as discounts, coupons, rebates and free products, be netted against revenue and not classified as a marketing expense. Accordingly, the Company has classified coupon expense as a reduction of sales. Previously, the Company recorded coupons as marketing expenses. Prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no effect on the Company's operating income or net income. The amount of such sales incentives included as a reduction in sales were $18,457,000, $18,365,000 and $17,459,000 in fiscal 2001,
2000 and 1999, respectively.


Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company is required to adopt the provisions of Statement 141 immediately and to adopt Statement 142 effective the first day of fiscal 2003. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.
The Company will early adopt Statement 142 effective July 29, 2001 Statement 141 requires that, upon adoption of Statement 142, the Company evaluate existing intangible assets and goodwill that were acquired in a purchase business combination effective prior to June 30, 2001, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform, within six months, an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.
If such indication exists, the Company must perform the second step of the transitional impairment test by comparing the implied fair value of goodwill to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

As of the date of adoption, the Company has unamortized goodwill in the amount of $10,605,000 and unamortized identifiable intangible assets in the amount of $200,000, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $341,000 for the year ended July 28, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


Other Matters

On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern Cooperative. Wakefern has publicly stated that it will take all appropriate actions to enforce its rights under the Wakefern Stockholder's Agreement. The Company's Form 10-K includes a comprehensive description of the Company's relationship with Wakefern and the rights and obligations of the Company and other members under the Wakefern Stockholder's Agreement. A recent decision by the U.S. Bankruptcy Court has upheld that Big V would be required to pay substantial withdrawal fees to Wakefern to make up for the loss of volume to the cooperative in the event Big V departs from the Wakefern Cooperative. These matters are subject to further legal proceedings. At this time, the ultimate impact, if any, on Wakefern and the Company from these proceedings cannot be ascertained, although any significant loss of volume from a termination of the Wakefern supply agreement by Big V, without payment of the aforementioned withdrawal fees, could result in increased costs to the Company for product purchases and services.


Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


Forward-Looking Statements

This annual report to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, availability of capital, the liquidity of the Company on a cash flow basis, and other risk factors detailed herein and in other filings of the Company.

                  Consolidated Balance Sheets

                                     July 28,       July 29,
                                       2001           2000

       ASSETS
CURRENT ASSETS
Cash and cash equivalents          $ 31,155,564   $ 25,721,033
Merchandise inventories              30,468,377     31,032,737
Patronage dividend receivable         2,144,993      2,200,646
Other current assets                  5,274,198      5,905,609
                                     ----------     ----------
Total current assets                 69,043,132     64,860,025

PROPERTY, EQUIPMENT AND
 FIXTURES, net                       86,508,372     80,628,090

OTHER ASSETS
Investment in related
 party, at cost                      13,113,449     13,113,449
Goodwill, net                        10,605,021     10,946,301
Other intangibles, net                  200,000      1,522,501
Other assets                          3,875,842      4,916,228
                                     ----------     ----------
Total other assets                   27,794,312     30,498,479

                                   $183,345,816   $175,986,594
                                    ===========    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                      $  1,661,359   $  1,272,686
Capitalized lease obligations           463,138        432,412
Notes payable to related party          602,414        571,614
Accounts payable to related party    28,364,268     28,633,470
Accounts payable and accrued
 expenses                            20,864,959     23,259,794
                                     ----------     ----------
Total current liabilities            51,956,138     54,169,976

LONG-TERM DEBT
Notes payable                        36,031,432     34,746,847
Capitalized lease obligations         6,443,071      7,760,163
Notes payable to related party          888,605      1,491,019
                                     ----------     ----------
Total long-term debt                 43,363,108     43,998,029

Other Liabilities                     3,256,979      2,666,300

COMMITMENTS AND CONTINGENCIES (notes 6 and 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 10,000,000 shares,
  none issued-
Class A common stock, no par
  value:
   Authorized 10,000,000 shares,
   issued 1,762,800 shares          18,129,472      18,129,472
Class B common stock, no par
 value: Authorized 10,000,000
 shares, issued and outstanding
 1,594,076 shares                    1,034,679       1,034,679
Retained earnings                   70,115,802      60,739,316
Less treasury stock, Class A,
  at cost(326,000 shares at
  July 28, 2001 and 343,400
  shares at July 29, 2000)         ( 4,510,362)     (4,751,178)
                                    ----------      ----------
Total shareholders' equity          84,769,591      75,152,289

                                  $183,345,816    $175,986,594
                                   ===========     ===========

See notes to consolidated financial statements.


              Consolidated Statements of Operations

                               Years Ended
                    July 28,       July 29,       July 31,
                     2001           2000           1999
Sales               $820,627,178   $784,994,578   $750,679,864
Cost of Sales        619,654,196    593,870,652    571,684,669
                     -----------    -----------    -----------
Gross Profit         200,972,982    191,123,926    178,995,195

Operating and
 administrative
 expense             174,489,515    166,254,778    157,601,122
Depreciation and
 amortization          7,875,059      8,204,456      7,648,644
Non-Cash Impairment
 and  Special
 Charges               1,122,000             -       2,600,000
                      ----------    ----------      ----------
Operating Income      17,486,408    16,664,692      11,145,429

Interest expense, net of
 interest income of
 $1,007,511,
 $797,688 and
 $55,812              2,725,021      3,333,114       3,116,442
Gain (Loss) on
 Disposal of Assets     (35,973)       492,155             -
                     ----------     ----------       ---------
Income Before
 Income Taxes        14,725,414     13,823,733       8,028,987
Income Taxes          5,282,112      5,397,487       3,307,010
                     ----------     ----------       ----------
Net Income          $ 9,443,302    $ 8,426,246     $ 4,721,977
                     ==========     ==========       =========
Net Income Per
 Share:
 Basic                    $3.13          $2.81           $1.59
 Diluted                  $3.08          $2.76           $1.55

See notes to consolidated financial statements.


        Consolidated Statements of Shareholders' Equity
                   Years Ended July 28, 2001,
                July 29, 2000 and July 31, 1999


               Class A             Class B
             Common Stock        Common Stock
                                                    Retained   Treasury
          Shares    Amount     Shares    Amount     Earnings     Stock
Balance,
 July
 25,
 1998  1,762,800 $18,129,472 1,594,076 $1,034,679 $47,758,531 $(5,354,603)
Net
 Income        -           -         -          -   4,721,977           -
Exercise
 of
 stock
 options       -           -         -          -     (71,808)    258,808
         -------  ---------- ---------  ---------  ----------  ----------
Balance,
 July
 31,
 1999  1,762,800  18,129,472 1,594,076  1,034,679  52,408,700  (5,095,795)
Net
 Income        -           -         -          -   8,426,246           -
Exercise
 of stock
 options       -           -         -          -     (95,630)    344,617
        --------  ---------- ---------  ---------   ----------  ---------
Balance,
July
29,
2000   1,762,800  18,129,472 1,594,076  1,034,679  60,739,316  (4,751,178)
Net
 Income        -           -         -          -   9,443,302           -
Exercise
 of
 stock
 options       -           -         -          -    (66,816)     240,816
        --------  ---------- ---------  ---------   ---------    --------
Balance,
July
28,
2001   1,762,800 $18,129,472 1,594,076 $1,034,679 $70,115,802 $(4,510,362)
       =========  ========== =========  =========  ==========   ==========

See notes to consolidated financial statements.


                 Consolidated Statements of Cash Flows
                                                    Years Ended
                                     July 28,    July 29,    July 31,
                                      2001        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                         $9,443,302  $8,426,246  $4,721,977
   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation and amortization    7,875,059   8,204,456   7,648,644
    Non-cash impairment charge       1,122,000           -           -
    Deferred taxes                     308,664     359,654    (975,857)
    Provision to value inventories
     at LIFO                           806,993     193,758     593,182
    (Gain) loss on disposal of assets   35,973    (492,155)          -
    Changes in assets and liabilities:
     (Increase) in merchandise
        inventories                   (242,633) (1,303,189) (2,667,901)
     (Increase) decrease in patronage
        dividend receivable             55,653    (472,570)    240,595
     (Increase) decrease in other
        current assets                 631,411  (1,580,630)   (276,174)
     (Increase) in other assets       (454,049)   (699,157)     (1,500)
      Increase (decrease) in accounts
        payable to related party      (269,202)  1,547,445    (284,317)
      Increase (decrease) in accounts
        payable and accrued expenses   (39,377)   (587,547)  6,198,611
      Increase in other liabilities    379,390      37,599           -
                                    ----------  ----------  ----------
   Net cash provided by
    operating activities            19,653,184  13,633,910  15,197,260

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures              (15,069,721)(13,312,329) (7,084,284)
 Acquisition of Vineland store               -           -  (4,800,000)
 Proceeds from disposal of assets            -     872,855           -
                                    ----------   ----------  ----------
Net cash used in investing
 activities                        (15,069,721)(12,439,474)(11,884,284)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of
  long-term debt                     3,000,000  30,000,000   5,931,000
 Proceeds from exercise of stock
  options                              174,000     248,987     187,000
 Principal payments of long-term
  debt                              (2,322,932)(15,493,812) (5,338,405)
                                     ---------  ----------   ---------
  Net cash provided by financing
   Activities                          851,068  14,755,175     779,595

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                   5,434,531  15,949,611   4,092,571

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                 25,721,033   9,771,422   5,678,851
                                    ----------  ----------   ---------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                       $31,155,564 $25,721,033  $9,771,422
                                    ==========  ==========   =========
SUPPLEMENTAL DISCLOSURES OF
CASH PAYMENTS MADE FOR:
 Interest
  (net of amounts capitalized)      $3,748,819  $3,315,784  $3,163,477
 Income taxes                       $5,233,766  $5,248,456  $4,080,631

NONCASH SUPPLEMENTAL DISCLOSURES:
 Investment in related party                 -  $1,120,000  $1,178,000

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


Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Inter-company balances and transactions have been eliminated.


Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal
1999 contains 53 weeks. Fiscal 2001 and 2000 contain 52 weeks.


Reclassifications

Certain amounts have been reclassified in the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal
2001 presentation.


Industry segment

The Company consists of one operating segment, the retail sale of food and non-food products.


Revenue recognition

Merchandise sales are recognized at the point of sale to the customer.


Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Included in cash at July 28, 2001 and July 29, 2000 are
$20,926,000 and $15,291,000, respectively, of demand deposits invested at Wakefern.


Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $9,309,000 and $8,502,000 higher than reported in fiscal 2001 and 2000, respectively. All other inventories are stated at the lower of FIFO cost or market.


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


Store opening and closing costs

All store opening costs are expensed as incurred. Provisions are made for losses resulting from store closings at the time a decision to close a store is made. This includes items such as future lease payments, net of expected sublease recovery, and charges to reduce assets to net realizable value.


Leases

Leases which meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight-line basis over the shorter of the related lease terms or the economic lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to effect constant rates of interest over the terms of the leases. Leases which do not qualify as capital leases are classified as operating leases, and related rentals are charged to expense as incurred.


Goodwill

Goodwill resulting from the acquisition of the Vineland store in fiscal 1999 is being amortized over twenty years. Goodwill arising after October 31, 1970 and before fiscal 1999 is being amortized over forty years. The Company does not amortize goodwill amounting to approximately $2,900,000 acquired prior to October 31, 1970 since, in management's opinion, the value of such intangibles has not diminished. Accumulated amortization of goodwill amounted to $4,306,960 and $3,965,680 at July 28, 2001 and July 29, 2000,
respectively. The Company regularly assesses the recoverability of unamortized amounts of goodwill utilizing relevant cash flow and profitability information. The assessment of the recoverability of unamortized amounts will be impacted if estimated future operating cash flows are not achieved.


Other intangibles

At July 28, 2001, other intangibles consists of trademarks acquired in a business acquisition. In previous fiscal years, other intangibles also included the fair value of a favorable sublease acquired in a business acquisition. The Company recorded a non-cash impairment charge of $1,122,000 in fiscal 2001 to write off the book value of that favorable sublease due to the bankruptcy of the sublessor, and its rejection of the sublease in bankruptcy court. Other intangibles are being amortized over 20 years. Accumulated amortization of other intangibles amounted to $600,000 and $3,552,499 at July 28, 2001 and July 29, 2000, respectively.


Advertising

Advertising costs are expensed as incurred. Advertising expense was $6,402,000, $7,011,000 and $6,501,000 in fiscal 2001, 2000 and 1999, respectively.


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


Fair value of financial instruments

Cash and cash equivalents, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The carrying value of the Company's short-and long-term notes payable approximates the fair value based on the current rates available to the Company for similar instruments. As the Company's investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company's cost, it is not practicable to estimate the fair value of such stock.


Impairment of long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value.


Net income per share

The number of common shares outstanding for calculation of net income per share is as follows:

                                     2001         2000          1999
Weighted average shares
 outstanding - basic              3,017,862    3,001,493     2,975,233
Dilutive effect of employee
 stock options                       50,056       49,905        63,789
                                  ---------    ---------     ---------
Weighted average
 shares outstanding - diluted     3,067,918    3,051,398     3,039,022
                                  =========    =========     =========


Adoption of New Accounting Standard

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Boards (FASB) Emerging Issues Task Force
Issue No. 00-14, "Accounting For Certain Sales Incentives." This pronouncement requires the value of certain sales incentives that result in a reduction of the price paid by the customer, such as discounts, coupons, rebates and free products, be netted against revenue and not classified as a marketing expense. Accordingly, the Company has classified coupon expense as a reduction of sales. Previously, the Company recorded coupons as marketing expenses. Prior year amounts have been reclassified to conform to the current year presentation. This reclassification had no effect on the Company's operating income or net income. The amount of such sales incentives included as a reduction in sales were $18,457,000, $18,365,000 and $17,459,000 in fiscal 2001, 2000 and 1999, respectively.


NOTE 2 - PROPERTY, EQUIPMENT AND FIXTURES

Property, equipment and fixtures are comprised as follows:

                                            July 28,          July 29,
                                              2001              2000
Land and buildings                        $52,798,551       $53,191,318
Store fixtures and equipment               62,162,318        66,087,959
Leasehold improvements                     30,828,130        28,809,897
Leased property under capital leases       10,334,892        11,268,667
Construction in progress                    5,350,765         1,667,345
Vehicles                                    1,430,969         1,202,773
                  				-----------       -----------
                                          162,905,625       162,227,959
Less accumulated depreciation
 and amortization                          76,397,253        81,599,869
                                           ----------        ----------
Property, equipment and fixtures - net    $86,508,372       $80,628,090
                                           ==========        ==========


Interest cost capitalized amounted to $389,000 in fiscal 2001
(none in fiscal 2000 and 1999). Amortization of leased property under capital leases is included in depreciation and amortization expense.


NOTE 3 - RELATED PARTY INFORMATION

The Company's ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is less than 20% of the outstanding shares of Wakefern. The investment is pledged as collateral for any obligations to Wakefern. In addition, this obligation is personally guaranteed by the principal shareholders of the Company. The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern, until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. The Company also has an investment of less than 20% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides the Company with liability and property insurance coverage.

The Company purchases substantially all of it's merchandise from Wakefern. Wakefern distributes as a "patronage dividend" to each member a share of earnings of Wakefern in proportion to the dollar volume of business done by the member with Wakefern during the year. Patronage dividends, which are recorded as a reduction of cost of sales, amounted to $8,551,000, $8,658,000 and $7,419,000 in fiscal
2001, 2000 and 1999, respectively.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern up to a maximum of $550,000. At July 28, 2001, the Company's indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,491,019. Installment payments are due as follows: 2002 - $602,414; 2003 - $396,760; 2004 - $299,845; 2005 - $91,000; 2006 -
$91,000; and thereafter - $10,000. The Company will receive additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.


NOTE 4 - NOTES PAYABLE

					             July 28,     July 29,
                                            2001         2000
Senior notes payable (a)                 $30,000,000   $30,000,000
Notes payable, interest at
 4.39% to 7.90%, payable in
 monthly installments through
 April 2008, collateralized
 by certain equipment                      7,692,791     6,019,533
							----------    ----------
                                          37,692,791    36,019,533

Less current portion                       1,661,359     1,272,686
    							----------    ----------
                                         $36,031,432   $34,746,847
							==========    ==========

Aggregate principal maturities of notes payable as of July 28, 2001 are as follows:

          Year ending July:
	         2002             $1,661,359
               2003              1,741,251
               2004              5,711,622
               2005              5,559,160
               2006              4,926,568
               Thereafter       18,092,831


(a) On September 16, 1999, the Company issued $30,000,000 of 8.12% unsecured Senior Notes. Interest on these notes is due semi-annually. The principal is due in equal annual installments beginning
September 16, 2003.

On September 16, 1999, the Company also entered into an unsecured revolving loan agreement in the amount of $15,000,000. This agreement expires September 16, 2003, with a one-year extension available if exercised by both parties. The revolving credit line can be used for any purpose except new store construction. Indebtedness under this agreement bears interest at the prime rate or at the Eurodollar rate, at the Company's option, plus applicable margins based on the Company's fixed charge coverage ratio.

At July 28, 2001, the Company was in compliance with all terms and covenants of all debt agreements. These agreements contain restrictive covenants which, among other matters, specify total debt levels, maintenance of net worth, fixed charge coverage ratios, limitation on payment of dividends and limitation of capital expenditures.

The revolving loan agreement provides a maximum commitment for letters of credit of $3,000,000 ($1,720,000 outstanding at July 28, 2001) to secure obligations for the Company's self-insured workers' compensation claims and for construction performance guarantees to municipalities.


NOTE 5 - INCOME TAXES
  The components of the provision for income taxes are:

                           2001           2000           1999
       Federal:
        Current       $4,844,006     $4,653,754     $3,267,396
        Deferred         241,443        196,583       (721,444)

       State:
        Current          129,442        384,079      1,015,471
        Deferred          67,221        163,071       (254,413)
			     ---------      ---------      ---------
                      $5,282,112     $5,397,487     $3,307,010
			     =========      =========      =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            July 28,       July 29,
                                               2001           2000
Deferred tax liabilities:
  Tax over book depreciation             $4,439,205     $4,455,098
  Patronage dividend receivable             759,106        780,024
  Other                                     591,339        613,862
							---------      ---------
  Total deferred tax liabilities          5,789,650      5,848,984

Deferred tax assets:
  Amortization of capital leases          1,380,873      1,523,150
  Accrual for special charges               830,000        830,000
  Other                                     609,684        835,405
 							---------      ---------
  Total deferred tax assets               2,820,557      3,188,555
							---------      ---------
  Net deferred tax liability             $2,969,093     $2,660,429
							=========      =========

Long-term deferred taxes of $2,839,990 and $2,628,701 are included in other long-term liabilities at July 28, 2001 and July 28, 2000, respectively. Current deferred taxes of $129,103 and $31,728 are included in accrued expenses at July 28, 2001 and July 29, 2000, respectively.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management's opinion, in view of the Company's previous, current and projected taxable income, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 28, 2001 and July 29, 2000.

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                               2001     2000     1999
Statutory federal income tax rate              35.0%    35.0%    34.0%
Amortization of intangibles                      .6       .7      1.1
State income taxes, net of federal tax benef     .9      2.6      6.3
Other                                           (.6)      .7      (.2)
                                               -----    -----    -----
Effective income tax rate                      35.9%    39.0%    41.2%
							     =====    =====    =====

NOTE 6 - LONG-TERM LEASES

Description of leasing arrangements
The Company conducts a major part of its operations from leased facilities, with the majority of initial lease terms ranging from 20 to 30 years. All of the Company's leases expire through fiscal
2059.

Most of the Company's leases contain renewal options of five years each. These options enable the Company to retain the use of facilities in desirable operating areas. Management expects that in the normal course of business, most leases will be renewed or replaced by other leases. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance, insurance and a percentage of sales in excess of stipulated amounts.

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consisted of the following at July 28, 2001:

                                                Capital     Operating
                                                 Leases       Leases
   2002                                     $ 1,603,380    $ 4,983,648
   2003                                       1,603,380      4,763,750
   2004                                       1,603,380      4,550,218
   2005                                       1,614,800      4,370,404
   2006                                       1,545,789      4,027,112
   Thereafter                                 5,913,030     62,775,997
							   ----------     ----------
Minimum lease payments                       13,883,759    $85,471,129
Less amount representing interest             6,977,550     ==========
							   ----------
Present value of minimum lease payments       6,906,209
Less current portion                            463,138
							    ---------
                                             $6,443,071
							    =========

The following schedule shows the composition of total rental expense under operating leases for the following periods:

                                   2001           2000           1999
     Minimum rentals           $5,602,486     $4,554,604     $3,882,620
     Contingent rentals           934,970        974,926        865,500
					  ---------      ---------      ---------
                               $6,537,456     $5,529,530     $4,748,120
					  =========      =========      =========

Related party leases

The Company currently leases two supermarkets, storage space and its office facility from realty firms partly or wholly-owned by officers of the Company. The Company paid aggregate rentals under these leases, including minimum rent and contingent rent, of approximately $1,152,000, $1,243,000 and $1,242,000 for fiscal years 2001, 2000 and 1999, respectively. In addition, two supermarkets are leased from partnerships in which the Company is a partner.

The Company leases the Vineland store from Wakefern, the previous owner, under a sublease agreement which provides for annual rent of $650,000.


NOTE 7 - COMMON STOCK

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

The following table summarizes option activity for the following periods:

                    2001              2000              1999
               Shares  Weighted  Shares Weighted   Shares  Weighted
                       average          average            average
                       exercise         exercise           exercise
                        price            price              price
Outstanding
 at beginning
 of year       184,400  $10.14  205,300   $10.05   219,000   $10.00
Granted              -       -    4,000    13.00     5,000    12.85
Exercised      (17,400)  10.00  (24,900)   10.00   (18,700)   10.00
Cancelled            -       -        -        -         -        -
	          ------   -----   ------    -----    ------    -----
Outstanding
 at end
 of year       167,000  $10.13  184,400   $10.14   205,300   $10.05
	         =======   =====  =======    =====   =======    =====
Options
 exercisable
 at end
 of year       167,000  $10.13  180,400   $10.08   200,300   $10.00
		   =======   =====  =======    =====   =======    =====



At July 28, 2001 and July 29, 2000, the weighted-average remaining contractual life of outstanding options was 6.3 and 7.3 years, respectively, and the exercise prices ranged from $10.00 to $13.00.

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

If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, fiscal 2001, 2000 and 1999 results would be reduced to the following pro forma amounts: net income - $9,443,000, $8,412,000 and $4,604,000;
net income per share, basic - $3.13, $2.80 and $1.55; and net income per share, diluted - $3.08, $2.76 and $1.51. The fair value of options granted was estimated at $3.57 using the Black-Scholes Option Pricing Model with the following assumptions used for fiscal 2000 and 1999 grants: risk-free interest rate of 6.0%; expected life of 6 years; expected dividend rate of zero; and expected volatility of 20.9%.


NOTE 8 - PENSION PLANS

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

Net periodic pension cost for the three plans included the following components:

                                       2001        2000        1999
Service cost                          624,916    $523,532    $610,517
Interest cost on projected benefit
 obligation                           690,064     712,678     614,941
Expected return on plan assets       (855,794)   (881,218)   (804,656)
Net amortization and deferral          (8,662)    (12,052)    (14,150)
						  -------     -------     -------
Net periodic pension cost            $450,524    $342,940    $406,652
						  =======     =======     =======

The changes in benefit obligations and the reconciliation of the funded status of the Company's plans to the consolidated balance sheets were as follows:

                                         2001             2000
Change in Benefit Obligation:
 Benefit obligation at
  beginning of year                     $10,960,792   $9,614,137
 Service cost                               624,916      523,532
 Interest cost                              690,064      712,678
 Benefits paid                             (425,333)    (832,777)
 Actuarial (gain) loss                   (1,124,176)     943,222
						     ----------   ----------
 Benefit obligation at end of year      $10,726,263  $10,960,792
						     ==========   ==========
Change in Plan Assets:
   Fair value of plan at
    beginning of year                   $10,217,541  $10,087,841
   Actual return on plan assets            (430,372)     416,780
   Employer contributions                    76,462      545,697
   Benefits paid                           (425,333)    (832,777)
						      ---------   ----------
   Fair value of plan assets at
    end of year                          $9,438,298  $10,217,541
						      =========   ==========
Fair value of plan assets (less)
than benefit obligation                 $(1,287,965)   $(743,251)
Unrecognized net loss                       894,886      760,664
					            ---------      -------
Prepaid (Accrued) pension cost            $(393,079)     $17,413
							 ========       ======
Change in Prepaid (Accrued) Pension Cost:
   Prepaid (Accrued) pension
    cost at beginning of year               $17,413    $(125,450)
   Net periodic pension cost               (450,524)    (342,940)
   Additional liability                     (36,430)     (59,894)
   Contributions                             76,462      545,697
							  -------      -------
   Prepaid (Accrued) pension cost
    at end of year                        $(393,079)     $17,413
							  =======	    ======

Plan assets are invested principally in government securities, common stocks and mutual funds.

Assumptions used in determining the net fiscal 2001, 2000 and 1999 periodic pension cost were as follows:

Assumed discount rate                                  7.25%
Assumed rate of increase in compensation levels        4%
Expected rate of return on plan assets                 8.0 to 8.5%

The Company also participates in several multiemployer pension plans for which the fiscal 2001, 2000 and 1999 contributions were $1,809,000, $1,737,000 and $1,586,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 10 - SPECIAL CHARGE

The Company recorded a charge to earnings of $2,600,000 in the fourth quarter of fiscal 1999 to reflect the impact of a court decision regarding the contract price of a property in Garwood and Westfield, New Jersey. This charge was taken as the Company did not believe the additions to the purchase price of the property as a result of the litigation were recoverable from the development of the superstore on this property.

In March 2000, the Company acquired only the property in Garwood for $4,585,000 as a final settlement with the property owner. Construction of a new superstore commenced in October 2000 and was completed in September 2001.


Independent Auditors' Report
The Board of Directors and Shareholders
Village Super Market, Inc.:

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 28, 2001 and July 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 28, 2001 and July 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Short Hills, New Jersey
October 2, 2001


Stock Price and Dividend Information

The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "VLGEA." The table below sets forth the high and low last reported sales price for the fiscal year indicated.

            Class A Stock

                       High       Low
2001
   4th Quarter         20.20      14.50
   3rd Quarter         14.70      13.50
   2nd Quarter         14.37      13.00
   1st Quarter         13.00      11.75

2000
   4th Quarter         14         12-1/2
   3rd Quarter         14-3/4     12-3/4
   2nd Quarter         14-1/4     12-7/8
   1st Quarter         15-3/4     12-1/8


As of October 1, 2001, there were 493 holders of record of the Company's Class A common stock.

No dividends were paid during fiscal 2001 and 2000.


Village Super Market, Inc.

CORPORATE DIRECTORY

OFFICERS AND DIRECTORS

PERRY SUMAS
  Chief Executive Officer and President; Director
JAMES SUMAS
  Chairman of the Board; Chief Operating Officer and Treasurer; Director ROBERT SUMAS
  Executive Vice President and Secretary; Director
WILLIAM SUMAS
  Executive Vice President; Director
JOHN SUMAS
  Executive Vice President; Director
CAROL LAWTON
  Vice President and Assistant Secretary
KEVIN BEGLEY
  Chief Financial Officer
GEORGE J. ANDRESAKES
  Director
JOHN J. McDERMOTT
  Director
NORMAN CRYSTAL
  Director

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

Mr. Robert Sumas, Secretary
Village Super Market, Inc.
733 Mountain Avenue
Springfield, New Jersey 07081


Exhibit 23

                  Independent Auditors' Consent

The Board of Directors
Village Super Market, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 2, 2001, relating to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 28, 2001 and July 29, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 28, 2001, which report is incorporated by reference in the July 28, 2001 annual report on Form 10-K of Village Super Market, Inc.

KPMG LLP

Short Hills, New Jersey
October 24, 2001


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


Date:  October 24, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:


                                   Village Super Market, Inc.


/s/ Perry Sumas                   /s/ James Sumas
    Perry Sumas, Director             James Sumas, Director
    October 24, 2001                  October 24, 2001

/s/ Robert Sumas                  /s/ William Sumas
    Robert Sumas, Director            William Sumas, Director
    October 24, 2001                  October 24, 2001

/s/ John P. Sumas                /s/ John J. McDermott
    John P. Sumas, Director          John J. McDermott, Director
    October 24, 2001                 October 24, 2001

/s/ George Andresakes            /s/ Norman Crystal
    George Andresakes, Director      Norman Crystal, Director
    October 24, 2001                 October 24, 2001


Exhibit 21


                   SUBSIDIARIES OF REGISTRANT


The Company has two wholly-owned subsidiaries at July 28, 2001.
Village Super Market of PA, Inc., which is organized under the laws of Pennsylvania and Village Super Market of NJ, L.P., which is organized under the laws of New Jersey.

The financial statements of all subsidiaries are included in the Company's consolidated financial statements.



Exhibit 99



                     VILLAGE SUPER MARKET, INC.
REPORTS RECORD RESULTS FOR THE FOURTH QUARTER & YEAR ENDED
                         JULY 28, 2001

Contact:  Kevin Begley, C.F.O.
         (973) 467-2200, Ext. 220

Springfield, New Jersey - October 2, 2001 - Village Super Market,
Inc. reported record sales and net income for the fourth quarter and year ended July 28, 2001, Perry Sumas, President announced today.

Net income was a record $3,556,000 ($1.15 per diluted share) in the fourth quarter of fiscal 2001, an increase of 28% from the prior year. Sales in the fourth quarter were $210,666,000, an increase of 5.4% from the prior year. The net income improvement in the fourth quarter is attributable to a 4.0% increase in comparable store sales and higher gross profit percentages, partially offset by increased operating expenses.

Net income for the fiscal year increased to a record $9,443,000 ($3.08 per diluted share), an increase of 12% from the prior year. Excluding a non-cash impairment charge in the current year, net income increased 21%. Sales for fiscal 2001 were $820,627,000, an increase of 4.5%. Comparable store sales increased 3.6% for the fiscal year. In addition, sales increased due to the opening of a replacement store in West Orange early in the fiscal year. The increase in net income for the fiscal year was primarily attributable to the increased comparable store sales, increased gross profit percentages and a lower effective tax rate, partially offset by increased operating costs.

Village Super Market operates a chain of 23 supermarkets (including a store in Garwood, N.J. that opened September 26, 2001) under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter and year ended July 28, 2001:

                                 July 28, 2001      July 29, 2000
                                        Quarter Ended
Sales                            $210,666,000        $199,845,000
Net Income                       $  3,556,000        $  2,788,000
Net Income Per Share - Basic     $       1.17        $        .93
Net Income Per Share - Diluted   $       1.15        $        .91


                                            Year Ended
Sales                            $820,627,000        $784,995,000
Net Income                       $  9,443,000        $  8,426,000
Net Income Per Share - Basic     $       3.13        $       2.81
Net Income Per Share - Diluted   $       3.08        $       2.76


FORWARD-LOOKING STATEMENTS:

This Press Release contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives, and other risk factors detailed in the Company's filings with the SEC.