Form 10-Q
period 2001-10-27
VILLAGE SUPER MARKET INC
filed 2001-12-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:  October 27, 2001
      -------------------------------------------------
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633
                    ------

                        VILLAGE SUPER MARKET, INC.
                        -------------------------
          (Exact name of registrant as specified in its charter)

NEW JERSEY                                       22-1576170
(State of other jurisdiction of incorporation    (I. R. S. Employer
---------------------------------------------    ------------------
  or organization)                                Identification No.)


733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY     07081
------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


(973) 467-2200
---------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X      No


Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                 December 1, 2001
                                                 ----------------
  Class A Common Stock, No Par Value             1,452,000 Shares
  Class B Common Stock, No Par Value             1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.



                      VILLAGE SUPER MARKET, INC.
                      -------------------------
                               INDEX
                               -----


PART I                                                         PAGE NO.
------                                                         -------
FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets. . .              3

          Consolidated Condensed Statements of Income.            4

          Consolidated Condensed Statements of Cash Flows         5

          Notes to Consolidated Condensed Financial Statements   6-7



Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8-10


PART II
-------

OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                        11

          Signatures                                              11

          Exhibit 28(a)                                           12



                      PART I - FINANCIAL INFORMATION
                     -------------------------------

Item 1.  Financial Statements
-----------------------------

                         VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    ------------------------------------
                          (Dollars in Thousands)
                                                  October 27,    July 28,
                                                     2001          2001
                                                  ----------     --------
ASSETS                                            (Unaudited)
-----
Current assets
 Cash and cash equivalents                        $  32,024     $  31,156
 Merchandise inventories                             32,112        30,468
 Patronage dividend receivable                        3,008         2,145
 Other current assets                                 6,454         5,274
                                                   --------      --------
  Total current assets                               73,598        69,043

Property, equipment and fixtures, net                89,435        86,508

Investment in related party, at cost                 13,648        13,113

Goodwill, less accumulated amortization of
  $4,307 at July 28, 2001                            10,605        10,605

Other assets                                          3,809         4,077
                                                    -------       -------

  TOTAL ASSETS                                     $191,095      $183,346
                                                    =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt                 $  2,772      $  2,727
 Accounts payable to related party                   31,531        28,364
 Accounts payable and accrued expenses               22,649        20,865
                                                    -------       -------
  Total current liabilities                          56,952        51,956

Long-term debt                                       43,159        43,363
Other liabilities                                     3,430         3,257
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                           18,129        18,129
 Class B common stock - no par value,
   issued & outstanding 1,594,076 shares              1,035         1,035
Retained earnings                                    72,690        70,116
Less cost of Class A treasury shares -
  (310,800 shares at October 27, 2001 and
   326,000 shares at July 28, 2001)                  (4,300)       (4,510)
                                                    -------       -------

  Total shareholders' equity                         87,554         84,770
                                                    -------        -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $191,095       $183,346
                                                    =======        =======

See accompanying Notes to Consolidated Condensed Financial Statements.


                           VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                        13 Weeks Ended    13 Weeks Ended
                                       October 27, 2001  October 28, 2000
                                       ----------------  ----------------
Sales                                    $   210,831      $   198,033

Cost of sales                                158,315          150,114
                                          ----------       ----------

Gross profit                                  52,516           47,919

Operating and administrative
 expense                                      45,186           41,737

Depreciation and amortization                  1,837            1,954

Non-cash impairment charge                       640             ----
                                          ----------       ----------
Operating income                               4,853            4,228

Interest expense, net                            645              745
                                          ----------       ----------

Income before
 income taxes                                  4,208            3,483

Income taxes                                   1,587            1,263
                                          ----------        ---------

Net income                               $     2,621      $     2,220
                                          ==========       ==========

Net income per share:
 Basic                                   $      .86       $       .74
 Diluted                                 $      .84       $       .73

See accompanying Notes to Consolidated Condensed Financial Statements.


                         VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                           (Dollars in Thousands)
                                (Unaudited)
                                             13 Wks. Ended   13 Wks. Ended
                                             Oct. 27, 2001   Oct. 28, 2000
                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   2,621      $   2,220
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                    1,837          1,954
  Non-cash impairment charge                         640           ----
  Deferred taxes                                      75             50
  Provision to value inventories at LIFO             200            100
  Changes in assets and liabilities:
   (Increase) decrease in merchandise
    inventories                                   (1,844)            61
   (Increase) in patronage dividend
     receivable                                  (   863)       ( 1,399)
   (Increase) in other current assets            ( 1,180)       (   553)
   Decrease in other assets                          258            124
   Increase (decrease) in accounts
     payable to related party                      3,167        (   967)
   Increase (decrease) in accounts payable and
     accrued expenses                              1,784        (   195)
   Increase in other liabilities                      98            ----
                                                --------        --------

Net cash provided by operating activities          6,793          1,395
                                                --------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                           ( 5,394)        ( 5,245)
                                                -------         -------
Net cash used in investing activities           ( 5,394)        ( 5,245)
                                                -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options            163            ---
 Principal payments of long-term debt           (   694)        (   534)
                                                -------         -------
 Net cash used in financing activities          (   531)        (   534)
                                                -------         -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  868         ( 4,384)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            31,156          25,721
                                                -------         -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                $ 32,024        $ 21,337
                                                =======         =======
NON-CASH SUPPLEMENTAL DISCLOSURES:
  Investment in related party                  $    550        $  -----

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
  Interest (net of amounts capitalized)        $    379        $    378
  Income taxes                                 $     30        $    318

See accompanying Notes to Consolidated Condensed Financial Statements.



                     VILLAGE SUPER MARKET, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ----------------------------------------------------

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 27, 2001 and the consolidated results of operations and cash flows for the periods ended October 27, 2001 and October 28, 2000.

    The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2001 Village Super Market, Inc. Annual
Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

2 The results of operations for the period ended October 27, 2001 are not necessarily indicative of the results to be expected for the full year.

3. At both October 27, 2001 and July 28, 2001, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,509,000 and $9,309,000 higher than reported at October 27, 2001 and July 28, 2001, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                       October 27,     October 28,
                                          2001            2000
                                       ----------      ----------
Weighted average shares
 outstanding - basic                    3,037,479       3,013,476
Dilutive effect of employee
 stock options                             71,451          34,516
                                        ---------       ---------
Weighted average shares
 outstanding - diluted                  3,108,930       3,047,992
                                        =========       =========


5.    Adoption of New Accounting Standards

      Effective July 29, 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and
Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The implementation of Statement 141 and 142 did not have a material impact on the consolidated financial statements since there was no indication of goodwill impairment, and no reclassifications or changes to the useful lives of intangibles were deemed necessary.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $10,605,000 and unamortized identifiable intangible assets in the amount of $200,000. Amortization expense related to goodwill was $341,000 for the year ended July 28, 2001. As a result of adopting Statement 142, the Company no longer amortizes goodwill. The Company's net income for the thirteen weeks ended October 28, 2000 would have been $2,273,000 versus $2,220,000 as previously reported had this amortization expense
not been reported in that period.   The Company's basic and
diluted earnings per share for the thirteen weeks ended
October 28, 2000 would have been $.75 and $.75 versus $.74 and $.73 as previously reported had this amortization expense not been reported in that period.




ITEM 2.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     Sales in the first quarter of fiscal 2002 were $210,831,000, an increase of 6.5% from the prior year. On September 26, 2001, the Company opened a 59,000 square foot store in Garwood, N.J. Excluding the new Garwood store and a store closed one year ago, sales increased 5.8%. Excluding the results of the replacement store in West Orange, which opened August 10, 2000, sales increased 4.0%.

     Gross profit as a percentage of sales increased to 24.9% in the first quarter from 24.2% in the prior year. Gross profit as a percentage of sales increased due to improved sales in higher margin departments, improved gross profit percentages in several departments and incentives received in connection with the opening of the new Garwood store.

     Operating and administrative expenses as a percentage of sales increased to 21.4% in the first quarter compared to 21.1% in the prior year. The increase was a result of higher fringe benefit and occupancy costs.

     The Company recorded a non-cash impairment charge of $640,000 in the first quarter to write off the book value of the equipment of the Ventnor store. The sublessor of this property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy code. Since that time, the Company has negotiated with the property owner to remain in this location under new lease terms. The property owner recently ended negotiations for a new lease and notified the Company that the store location would need to be vacated sometime in early 2002. Accordingly, the Company has written off the remaining assets of this store.

     Depreciation and amortization expense declined in the first quarter of fiscal 2002 compared to the prior year as the company no longer amortizes goodwill in accordance with FASB 142.

     Interest expense declined in the first quarter due to interest cost capitalized in the current fiscal year relating to the construction of the Garwood store.

     Net income was $2,621,000 in the first quarter of fiscal 2002, an increase of 18% from the prior year. Excluding a non-cash impairment charge, net income was $3,020,000, an increase of 36%. This increase is attributable to the substantial sales increase and higher gross profit percentages, partially offset by increased operating expenses.


LIQUIDITY AND FINANCIAL RESOURCES
---------------------------------

     Working capital was $16,646,000 at October 27, 2001 compared to $17,087,000 at July 28, 2001. The working capital ratio was
1.29 to one at October 27, 2001 compared to 1.33 to one at July 28, 2001. The Company's working capital needs are reduced since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

     During the quarter, the Company had capital expenditures of $5,394,000. The major expenditure was the completion of construction and equipment for the new store in Garwood. The Company has budgeted approximately $20 million for capital expenditures in fiscal 2002. The construction of a new superstore in Hammonton, N.J. began during the first quarter. The Company's primary sources of liquidity are expected to be cash on hand, operating cash flow and equipment financing.



OTHER MATTERS
-------------

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

     In November 2001, it was publicly announced that Wakefern and Big V entered into a preliminary agreement for the purchase of substantially all of Big V's assets. This agreement requires the approval of the Bankruptcy Court. At this time, the outcome of this potential transaction is uncertain.


FORWARD-LOOKING STATEMENTS:
--------------------------

     This Form 10-Q contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, and other risk factors detailed herein and in other filings of the Company.



PART II - OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

     6(a)  Exhibits

           Exhibit 28(a) - Press Release dated November 30, 2001.

    6(b)   Reports on Form 8-K.

           None




SIGNATURES
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Village Super Market, Inc
                                       -------------------------.
                                       Registrant



Date:  December 3, 2001                /s/ Perry Sumas
                                       ---------------
                                           Perry Sumas
                                          (President)

Date:  December 3, 2001               /s/ Kevin R. Begley
                                       ------------------
                                          Kevin R. Begley
                                         (Chief Financial Officer)



Exhibit 28(a)

                          VILLAGE SUPER MARKET, INC.
                  REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                               OCTOBER 27, 2001
                  -------------------------------------------

Contact:   Kevin Begley, C.F.O.
          (973) 467-2200, Ext. 220

     Springfield, New Jersey - November 30, 2001 - Village Super
Market, Inc. (NSD - VLGEA) reported sales and net income for the first quarter ended October 27, 2001, Perry Sumas, President announced today.

     Net income was $2,621,000 ($.84 per diluted share) in the first quarter of fiscal 2002, an increase of 18% from the prior year.
Excluding a non-cash impairment charge, net income was $3,020,000, an increase of 36% from the prior year.

     Sales in the first quarter were $210,831,000, an increase of 6.5% from the prior year. The Company opened a new store in Garwood, New Jersey on September 26, 2001. Excluding this new store and a store closed one year ago, sales increased 5.8%.

     Net income increased due to the substantial increase in sales and improved gross profit percentages, partially offset by increased operating costs.

     The company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write off the book value of fixed assets of a store expected to be closed later in the fiscal year.

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter ended October 27, 2001:

                                        13 Weeks Ended    13 Weeks Ended
                                        October 27, 2001  October 28, 2000
                                        ----------------  ----------------
Sales                                    $ 210,831,000     $ 198,033,000
Net Income                               $   2,621,000     $   2,220,000
Net Income Per Share - Basic             $         .86     $         .74
Net Income Per Share - Diluted           $         .84     $         .73


FORWARD-LOOKING STATEMENTS:
--------------------------
     This Press Release to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, and other risk factors detailed herein and in the Company's filings with the SEC.