Form 10-Q
period 2002-01-26
VILLAGE SUPER MARKET INC
filed 2002-03-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:  January 26, 2002

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


                     VILLAGE SUPER MARKET, INC.
     (Exact name of registrant as specified in its charter)

NEW JERSEY                              22-1576170
(State of other jurisdiction of        (I.R.S. Employer
 incorporation or organization         Identification No.)


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

                                          February 28, 2002
   Class A Common Stock, No Par Value     1,463,500 Shares
   Class B Common Stock, No Par Value     1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.



                    VILLAGE SUPER MARKET, INC.

                              INDEX


PART I                                                 PAGE NO.

FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets           3

          Consolidated Condensed Statements of Income     4

          Consolidated Condensed Statements of
           Cash Flows                                     5

          Notes to Consolidated Condensed
           Financial Statements                         6 - 7



Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                                8 - 10


PART II

OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K               11

          Signatures                                     11

          Exhibit 28(a)                                  12

          Exhibit 28(b)                                13 - 14



                     PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)

                                           January 26,     July 28,
                                              2002           2001
ASSETS                                           (Unaudited)
Current assets
 Cash and cash equivalents                  $ 41,952       $ 31,156
 Merchandise inventories                      32,712         30,468
 Patronage dividend receivable                   316          2,145
 Other current assets                          5,512          5,274
                                             -------         ------
   Total current assets                       80,492         69,043

Property, equipment and fixtures, net         93,639         86,508

Investment in related party, at cost          13,648         13,113

Goodwill, less accumulated amortization
 of $4,307 at July 28, 2001                   10,605         10,605

Other assets                                   4,005          4,077
                                            --------       --------

   TOTAL ASSETS                             $202,389       $183,346
                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt          $  3,026       $  2,727
 Accounts payable to related party            35,195         28,364
 Accounts payable and accrued expenses        23,948         20,865
                                              ------         ------
   Total current liabilities                  62,169         51,956

Long-term debt                                45,223         43,363
Other liabilities                              3,604          3,257
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares                     18,129         18,129
 Class B common stock - no par value,
  1,594,076 shares issued & outstanding        1,035          1,035
 Retained earnings                            76,370         70,116
 Less cost of Class A treasury shares
  (299,300 shares at January 26, 2002
  and 326,000 shares at July 28, 2001)        (4,141)        (4,510)
                                              ------          ------
   Total shareholders' equity                 91,393         84,770

   TOTAL LIABILITIES & SHAREHOLDERS'
    EQUITY                                  $202,389       $183,346
                                            ========       ========

See accompanying Notes to Consolidated Condensed Financial Statements.


                        VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)


                  13 Wks. Ended   13 Wks. Ended   26 Wks. Ended   26 Wks. Ended
                  Jan. 26, 2002   Jan. 27, 2001   Jan. 26, 2002   Jan. 27, 2001
Sales              $   230,636     $   212,920     $   441,468     $   410,953

Cost of
 sales                 173,100         161,986         331,415         312,100
                       -------         -------         -------         -------
Gross profit            57,536          50,934         110,053          98,853

Operating and
 administrative
 expense                48,988          44,116          94,175          85,853

Depreciation and
 amortization            1,921           1,959           3,758           3,913

Non-cash impairment
 charge                    ---             ---             640             ---

                        ------          ------          ------          ------
Operating income         6,627           4,859          11,480           9,087

Interest expense,
 net                       843             809           1,488           1,554
                         ------         ------          ------          ------
Income before
 income taxes            5,784           4,050           9,992           7,533

Income taxes             2,060           1,468           3,647           2,731
                       -------          ------          ------          ------
Net income           $   3,724       $   2,582       $   6,345       $   4,802
                     =========       =========       =========       =========

Net income
 per share:

  Basic              $    1.22       $     .86       $    2.08       $    1.59
  Diluted            $    1.19       $     .84       $    2.03       $    1.57
                     =========       =========       =========       =========

See accompanying Notes to Consolidated Condensed Financial Statements.



                          VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)

                                                26 Wks Ended    26 Wks Ended
                                               Jan. 26, 2002   Jan. 27, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  6,345    $     4,802
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                    3,758          3,913
  Non-cash impairment charge                         640           ----
  Deferred taxes                                     150            100
  Provision to value inventories at LIFO             400            275
  Changes in assets and liabilities:
   (Increase) in merchandise inventories        (  2,644)        (  788)
   Decrease in patronage dividend receivable       1,829          1,540
   (Increase) in other current assets           (    238)        (  330)
   (Increase) decrease in other assets                52         (  221)
   Increase in accounts payable to
    related party                                  6,831          1,996
   Increase in accounts payable and
    accrued expenses                               3,083            542
   Increase (decrease) in other liabilities          197         (  109)
                                                 -------        -------
Net cash provided by operating activities         20,403         11,720


CASH FLOW FROM INVESTING ACTIVITIES:

Capital expenditures                             (11,510)        (7,582)
                                                 -------          ------
Net cash used in investing activities            (11,510)        (7,582)


CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt           3,000         ------
Proceeds from exercise of stock options              278             23
Principal payments of long-term debt             ( 1,375)       ( 1,101)
                                                 -------        -------
Net cash provided by (used in) financing
 activities                                        1,903        ( 1,078)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             10,796          3,060

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              31,156         25,721
                                                --------       --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                 $  41,952      $  28,781
                                               =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
 PAYMENTS FOR:
 Interest (net of amounts capitalized)         $   1,902      $   2,101
 Income taxes                                  $   3,276      $   2,938

NON-CASH SUPPLEMENTAL DISCLOSURE:
 Investment in related party                   $     550          -----

See accompanying Notes to Consolidated Condensed Financial Statements.



                  VILLAGE SUPER MARKET, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 26, 2002 and the consolidated results of operations and cash flows for the periods ended January 26, 2002 and January 27, 2001.

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2001 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

2. The results of operations for the period ended January 26, 2002 are not necessarily indicative of the results to be expected for the full year.

3. At both January 26, 2002 and July 28, 2001 approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,709,000 and $9,309,000 higher than reported at January 26, 2002 and July 28, 2001, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                    13 Wks Ended           26 Wks Ended
                                 1/26/02    1/27/01     1/26/02    1/27/01
Weighted Average Shares
 Outstanding - Basic             3,050,598  3,014,125   3,044,040  3,013,801
Dilutive Effect of Employee
 Stock Options                      81,395     47,852      76,423     41,184
                                 ---------  ---------   ---------  ---------
Weighted Average Shares
 Outstanding - Diluted           3,131,993  3,061,977   3,120,463  3,054,985
                                 =========  =========   =========  =========



5.  ADOPTION OF NEW ACCOUNTING STANDARDS

  Effective July 29, 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The initial implementation of Statement 141 and 142 did not have a material impact on the consolidated financial statements since there was no indication of goodwill impairment, and no reclassifications or changes to the useful lives of intangibles were deemed necessary.

   As of the date of adoption, the Company had unamortized goodwill in the amount of $10,605,000 and unamortized identifiable intangible assets in the amount of $200,000. Amortization expense related to goodwill was $341,000 for the year ended July 28, 2001. As a result of adopting Statement 142, the Company no longer amortizes goodwill. The Company's net income for the quarter and six months ended January 27, 2001 would have been $2,636,000 and $4,909,000, compared with $2,582,000 and $4,802,000 as previously reported had this
amortization expense not been reported in those periods.   The
Company's basic and diluted earnings per share for the quarter ended January 27, 2001 would have been $.87 and $.86, compared with $.86 and $.84 as previously reported had this amortization expense not been reported in that period. The Company's basic and diluted earnings per share for the six months ended January 27, 2001 would have been $1.63 and $1.61, compared with $1.59 and $1.57 as previously reported had this amortization expense not been reported in that period.




ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales in the second quarter of fiscal 2002 were $230,636,000, an increase of 8.3% from the corresponding quarter in the prior year. On September 26, 2001, the Company opened a 59,000 square foot store in Garwood, NJ. Excluding the new Garwood store, same store sales increased 3.2%. Excluding the results of the replacement store in West Orange, which opened August 10, 2000, sales increased 2.0%.

   Sales increased 7.4% to $441,468,000 for the six month period of fiscal 2002 compared to the prior year. Excluding Garwood and a store closed one year ago, same store sales increased 4.5%.

   Gross profit as a percentage of sales increased to 24.9% in both the quarter and six month periods compared with 23.9% and 24.1%, respectively, in the corresponding prior year periods. Gross profit as a percentage of sales increased due to improved product mix, improved gross profit percentages in most departments, incentives received in connection with the new Garwood store and a decrease in promotional spending.

   Operating and administrative expenses as a percentage of sales increased to 21.2% and 21.3%, respectively, in the quarter and six month periods compared with 20.7% and 20.9%, respectively, in the corresponding prior year periods. These increases were primarily due to increases in fringe benefit costs.

   Depreciation and amortization expense declined in the first quarter and six month periods of fiscal 2002 compared to the prior year as the Company no longer amortizes goodwill in accordance with Statement 142.

   The Company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write off the book value of the equipment of the Ventnor store. The sublessor of this property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy Code. Although the Company negotiated with the property owner to remain in this location under new lease terms, the Company's lease was terminated by the property owner. Therefore, the Ventnor store was closed on February 5, 2002.

   Net income was $3,724,000 in the second quarter of fiscal 2002, an increase of 44% from the prior year. This increase is attributable to substantial sales and gross profit percentage increases, partially offset by increased operating expenses.


LIQUIDITY AND CAPITAL RESOURCES
   Net cash provided by operating activities was $20,403,000 for the six months ended January 26, 2002 compared with $11,720,000 for the six month period ended January 27, 2001. The increase is due to increased accounts payable and accrued expenses and increased net income, partially offset by increased inventories. Both inventories and accounts payable increased due to the opening of the Garwood store. Accounts payable also increased due to construction of the Hammonton store and timing of payments to vendors.

   Working capital was $18,323,000 at January 26, 2002 compared to $17,087,000 at July 28, 2001. The working capital ratio was 1.29 to one at January 26, 2002 compared to 1.33 to one at July 28, 2001. The Company's working capital needs are reduced since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

   During the six month period ended January 26, 2002, the Company had capital expenditures of $11,510,000. The major expenditures were the completion of construction and equipment for the new store in Garwood and the beginning of construction of a new store in Hammonton, NJ. The Company has budgeted approximately $20 million for capital expenditures in fiscal 2002. The Company's primary sources of liquidity are expected to be cash on hand, operating cash flow and equipment financing. During the second quarter of fiscal 2002, the Company borrowed $3,000,000 secured by the equipment of the Garwood store.


OTHER MATTERS
   On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern Cooperative. Wakefern has publicly stated that it will take all appropriate actions to enforce its rights under the Wakefern Stockholder's Agreement. The Company's Form 10-K includes a comprehensive description of the Company's relationship with Wakefern and the rights and obligations of the Company and other members under the Wakefern Stockholder's Agreement. A recent decision by the U.S. Bankruptcy Court held that Big V would be required to pay a substantial withdrawal payment to Wakefern to make up for the loss of volume to the cooperative in the event Big V departs from the Wakefern Cooperative.

   Wakefern and Big V have recently filed a joint Plan of Reorganization pursuant to which Wakefern will purchase substantially all of Big V's assets. A competing supermarket chain is also seeking to purchase substantially the same assets through the Bankruptcy proceeding. Any sale of Big V's assets will require the approval of the Bankruptcy Court. The outcome of Big V's reorganization is uncertain. At this time, the ultimate impact, if any, on Wakefern and the Company from the Big V Bankruptcy proceedings cannot be ascertained, although any significant loss of volume from a termination of the Wakefern supply agreement by Big V, without payment of the aforementioned withdrawal payment, could result in increased costs to the Company for product purchases and services.


FORWARD-LOOKING STATEMENTS:

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



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


     6 (a)  Exhibits

            Exhibit 28 (a)   -   Press Release dated March 1, 2002.

            Exhibit 28(b)    -   First Quarter Report to Shareholders
                                 dated December 13 , 2001.


     6 (b)  Reports on Form 8-K.


            None



                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Village Super Market, Inc.
                                          Registrant



Date:  March 4, 2002                      /s/ Perry Sumas
                                              Perry Sumas
                                             (President)


Date:  March 4, 2002                     /s/ Kevin R. Begley
                                             Kevin R. Begley
                                            (Chief Financial Officer)


Exhibit 28(a)

                       VILLAGE SUPER MARKET, INC.
         REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                          JANUARY 26, 2002

     Contact:  Kevin Begley, C. F. O.
               (973) 467-2200 - Ext. 220

     Springfield, New Jersey - March 1, 2002 - Village Super Market, Inc. (NSD-VLGEA) reported sales and net income for the second quarter ended
January 26, 2002, Perry Sumas, President announced today.

     Net income was $3,724,000 ($1.19 per diluted share) in the second quarter of fiscal 2002, an increase of 44% from the prior year.
Net income increased due to substantial increases in sales and gross profit percentages, partially offset by increased operating costs.

     Sales in the second quarter were $230,636,000, an increase of 8.3% from the prior year. The Company opened a new store in Garwood, NJ on September 26, 2001. Excluding this new store, same store sales increased 3.2%.

     Net income for the six month period was $6,345,000, a 32% increase from the prior year. Excluding a non-cash charge of $640,000 related to the Ventnor store, which closed February 5, 2002, net income increased 41% for the six month period. Sales for the six month period were $441,468,000, an increase of 7.4% from the prior year. Same store sales increased 4.5%.

     Village Super Market operates a chain of 22 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. A new superstore in Hammonton, NJ is expected to open on March 6, 2002. The following table summarizes Village's results for the quarter and six months ended January 26, 2002:

                                       January 26, 2002  January 27, 2001
                                                13 Weeks Ended
Sales                                  $230,636,000      $212,920,000
Net Income                             $  3,724,000      $  2,582,000
Net Income Per Share - Basic           $       1.22      $        .86
Net Income Per Share - Diluted         $       1.19      $        .84


                                                26 Weeks Ended
Sales                                  $441,468,000      $410,953,000
Net Income                             $  6,345,000      $  4,802,000
Net Income Per Share - Basic           $       2.08      $       1.59
Net Income Per Share - Diluted         $       2.03      $       1.57

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



Exhibit 28(b)

F    To our Shareholders:

I The Company had net income of $2,621,000 in the first quarter ended October 27, 2001. Excluding a non-cash impairment charge, net income
R was $3,020,000, an increase of 36% from the prior year. Net income increased due to a substantial increase in sales and gross profit
S    percentages, partially offset by increased operating costs.

T    Sales in the first quarter were $210,831,000, an increase of 6.5% from
     the prior year.	The Company opened a new store in Garwood, NJ on
     September 26, 2001.  Excluding this new store and a store closed one year
Q ago, sales increased by 5.8%. Excluding the replacement store opened in West Orange, NJ on August 10, 2000, sales increased 4.0% in the quarter.
U
     Gross profit as a percentage of sales increased to 24.9% from 24.2% in the
A prior year. Gross profit increased due to improved sales in higher margin departments, improved gross profit percentages in several departments and
R    incentives received in connection with the opening of the new Garwood store.
T
     Operating and administrative expenses as a percentage of sales increased
E to 21.4% from 21.1% in the prior year. The increase was a result of higher fringe benefit and occupancy costs.
R
     The Company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write off the book value of the equipment of the
R Ventnor store. The sublessor of this property rejected its lease pursuant to the US Bankruptcy Code. The Company has been unsuccessful in
E negotiating new lease terms with the property owner and it is expected that the store location will be required to be vacated sometime in early 2002.
P
     During the first quarter, the Company had capital expenditures of
O $5,394,000. The major expenditure was the completion of construction and equipment for the new store in Garwood. The Company has budgeted
R    approximately $20 million for capital expenditures in fiscal 2002.
     The construction of a new superstore in Hammonton, NJ began during the
T    first quarter.

     The table accompanying this report summarizes Village Super Market's results for the quarter ended October 27, 2001.

                                   Respectfully,
                        Perry Sumas             James Sumas
                        President               Chairman of the Board

     December 13, 2001


                          INCOME STATEMENT DATA

                                      13 Weeks Ended     13 Weeks Ended
                                      October 27, 2001   October 28, 2000
     Sales                            $  210,831,000      $  198,033,000
     Net Income                       $    2,621,000      $    2,220,000
     Net Income Per Share - Basic     $          .86      $          .74
     Net Income Per Share - Diluted   $          .84      $          .73




                         BALANCE SHEET COMPARISONS

                                      October 27, 2001     July 28, 2001

     Current Assets                    $  73,598,000       $  69,043,000
     Current Liabilities               $  56,952,000       $  51,956,000
     Net Working Capital               $  16,646,000       $  17,087,000
     Long Term Debt                    $  43,159,000       $  43,363,000
     Stockholder's Equity              $  87,554,000       $  84,770,000