Form 10-Q
period 2002-04-27
VILLAGE SUPER MARKET INC
filed 2002-06-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:   April 27, 2002

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

                                                  May 30, 2002
  Class A Common Stock, No Par Value            1,479,600 Shares
  Class B Common Stock, No Par Value            1,594,076 Shares

The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.


                          VILLAGE SUPER MARKET, INC.

                                   INDEX


PART I                                                     PAGE NO.

FINANCIAL INFORMATION


Item 1  Financial Statements

        Consolidated Condensed Balance Sheets                   3

        Consolidated Condensed Statements of Income             4

        Consolidated Condensed Statements of Cash Flows         5

        Notes to Consolidated Condensed Financial Statements. 6 - 7


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  8 - 11


PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                       12

        Signatures                                             12

        Exhibit 28(a)                                          13

        Exhibit 28(b)                                       14 - 15

        Exhibit 28(c)                                          16



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            VILLAGE SUPER MARKET, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands)

                                            April 27      July 28,
                                              2002          2001
ASSETS                                           (Unaudited)
Current assets
 Cash and cash equivalents                  $ 29,648      $ 31,156
 Merchandise inventories                      33,439        30,468
 Patronage dividend receivable                 1,050         2,145
 Other current assets                          5,741         5,274
                                              ------        ------
   Total current assets                       69,878        69,043

Property, equipment and fixtures, net         97,160        86,508

Investment in related party, at cost          13,648        13,113

Goodwill, less accumulated amortization
 of $4,307 at July 28, 2001                   10,605        10,605

Other assets                                   4,291         4,077
                                           ---------     ---------
   TOTAL ASSETS                            $ 195,582     $ 183,346
                                           =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt         $   3,026     $   2,727
 Accounts payable to related party            28,404        28,364
 Accounts payable and accrued expenses        21,981        20,865
                                            --------      --------
   Total current liabilities                  53,411        51,956

Long-term debt                                44,501        43,363
Other liabilities	                       3,777         3,257
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                    18,129        18,129
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding       1,035         1,035
 Retained earnings                            78,647        70,116
 Less cost of Class A treasury shares
   (283,200 shares at April 27, 2002
   and 326,000 shares at July 28, 2001)       (3,918)       (4,510)
                                            --------       -------
Total shareholders' equity                    93,893        84,770

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 195,582     $ 183,346
                                           =========     =========

See accompanying Notes to Consolidated Condensed Financial Statements.


                            VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                  13 Wks. End.   13 Wks. End.   39 Wks. End.   39 Wks. End.
                  Apr. 27, 2002  Apr. 28, 2001  Apr. 27, 2002  Apr. 28, 2001
Sales              $ 216,525      $ 199,008      $ 657,992      $ 609,961

Cost of sales        162,854        150,056        494,269        462,156
                    --------       --------       --------       --------
Gross profit          53,671         48,952        163,723        147,805

Operating and
 administrative
 expense              47,007         43,580        141,181        129,433

Depreciation and
 amortization          2,051          1,986          5,809          5,899

Non-cash
 impairment charge       ---          1,122            640          1,122
                     -------        -------        -------        -------
Operating income       4,613          2,264         16,093         11,351

Interest expense,
 net                     862            562          2,350          2,116
                     -------        -------        -------        -------
Income before
 income taxes          3,751          1,702         13,743          9,235

Income taxes           1,413            617          5,060          3,348
                     -------        -------        -------        -------
Net income          $  2,338       $  1,085       $  8,683       $  5,887
                    ========       ========       ========       ========
Net income
 per share:
  Basic             $    .76       $    .36       $   2.85        $  1.95
  Diluted           $    .74       $    .35       $   2.77        $  1.92
                    ========       ========       ========        =======

See accompanying Notes to Consolidated Condensed Financial Statements.


                              VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                          39 Weeks Ended    39 Weeks Ended
                                          April 27, 2002    April 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $   8,683         $   5,887
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                 5,809             5,899
  Non-cash impairment charge                      640             1,122
  Deferred taxes                                  225          (    257)
  Provision to value inventories at LIFO          400               550
  Changes in assets and liabilities:
   (Increase) in merchandise inventories    (   3,371)         (    847)
   Decrease in patronage dividend
    receivable                                  1,095               843
   (Increase) decrease in other current
    assets                                  (     467)              267
   (Increase) in other assets               (     214)         (    353)
   Increase (decrease) in accounts
    payable to related party                       40          (  3,010)
   Increase (decrease) in accounts payable
    and accrued expenses                        1,116          (    900)
    Increase (decrease) in other liabilities      295          (    109)
                                             --------           -------
  Net cash provided by operating activities    14,251             9,092

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                        (  17,101)         ( 10,623)
                                             --------           -------
Net cash used by investing activities       (  17,101)         ( 10,623)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt        3,000              ----
Proceeds from exercise of stock options           440                98
Principal payments of long-term debt        (   2,098)         (  1,693)
                                             --------           -------
Net cash provided by (used in)
 financing activities                           1,342          (  1,595)

NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           (   1,508)         (  3,126)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                     31,156            25,721
                                              -------           -------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                    $   29,648         $  22,595
                                           ==========         =========

SUPPLEMENTAL DISCLOSURE OF CASH
 PAYMENTS FOR:
 Interest (net of amounts capitalized)     $    3,458         $   3,560
 Income taxes                              $    5,456         $   4,256

NON-CASH SUPPLEMENTAL DISCLOSURE:
 Investment in related party               $      550         $   -----


See accompanying Notes to Consolidated Condensed Financial Statements.



                              VILLAGE SUPER MARKET, INC.

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 27, 2002 and the consolidated results of operations and cash flows for the periods ended April 27, 2002 and April 28, 2001.

     The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2001 Village Super Market, Inc. Annual Report on
Form 10-K, which should be read in conjunction with this Form 10-Q.

2. The results of operations for the period ended April 27, 2002 are not necessarily indicative of the results to be expected for the full year.

3. At both April 27, 2002 and July 28, 2001, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,709,000 and $9,309,000 higher than reported at April 27, 2002 and July 28, 2001, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                  13 Wks Ended             39 Wks Ended
                                4/27/02      4/28/01    4/27/02      4/28/01
Weighted Average Shares
 Outstanding - Basic           3,067,747   3,017,419   3,051,943   3,015,007
Dilutive Effect of Employee
 Stock Options                    85,296      49,175      79,381      43,848
                               ---------   ---------   ---------   ---------
Weighted Average Shares
 Outstanding - Diluted         3,153,043   3,066,594   3,131,324   3,058,855
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

     As of the date of adoption, the Company had unamortized goodwill in the amount of $10,605,000 and unamortized identifiable intangible assets in the amount of $200,000. Amortization expense related to goodwill was $341,000 for the year ended July 28, 2001. As a result of adopting Statement 142, the Company no longer amortizes goodwill. The Company's net income for the quarter and nine months ended April 28, 2001 would have been $1,139,000 and $6,050,000, compared with $1,085,000 and $5,887,000 as previously reported had this amortization expense not been reported in those
periods.   The Company's basic and diluted earnings per share for
the quarter ended April 28, 2001 would have been $.38 and $.37, compared with $.36 and $.35 as previously reported had this amortization expense not been reported in that period.
The Company's basic and diluted earnings per share for the nine months ended April 28, 2001 would have been $2.01 and $1.98, compared with $1.95 and $1.92 as previously reported had this amortization expense not been reported in that period.



ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales in the third quarter of fiscal 2002 were $216,525,000, an increase of 8.8% from the corresponding quarter in the prior year. On September 26, 2001, the Company opened a 59,000 sq. ft. store in Garwood, NJ. On March 6, 2002, the Company opened a 64,000 sq. ft. store in Hammonton, NJ. On February 5, 2002, the Company closed the 55,000 sq. ft. store in Ventnor, NJ. Excluding the above stores, same store sales increased 4.9%. The same store sales increase in the third quarter was partially attributable to substantially improved sales in three stores in the general area of the closed Ventnor store. A competitor is expected to open in the Ventnor location and three other competitive openings near other Company stores have already occurred, or are anticipated, during the fourth quarter. These competitive openings are projected to reduce same store sales increases from the unusually high levels experienced through the first three quarters of fiscal 2002 to a range of 1.5 to 3.0% for the next several quarters.

     Sales increased 7.9% to $657,992,000 for the nine month period of fiscal 2002 compared to the prior year. Same store sales increased 4.8% for the nine month period compared to the prior year.

     Gross profit as a percentage of sales increased to 24.8% and 24.9% in the quarter and nine month periods of fiscal 2002, respectively, compared with 24.6% and 24.2%, respectively, in the corresponding prior year periods. Gross profit as a percentage of sales increased in the third quarter due to improved product mix and incentives received in connection with new store openings, partially offset by increased promotional spending. Gross profit as a percentage of sales increased in the nine month period due to improved product mix, improved gross profit percentages in most departments and incentives received in connection with new store openings.

     Operating and administrative expenses as a percentage of sales declined to 21.7% in the third quarter of the current year compared to 21.9% in the third quarter of the prior year. This decrease as a percentage of sales is due to lower professional fees and to the Company's fixed costs being spread over a higher sales base, partially offset by increased payroll and fringe benefit costs. Operating and administrative expenses as a percentage of sales increased to 21.5% for the nine month period of the current year compared to 21.2% in the prior year. This increase was primarily due to increased fringe benefit costs.

     The Company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write off the book value of the equipment of the Ventnor store. The third quarter of fiscal 2001 included a non-cash impairment charge of $1,122,000 to write-off the book value of a favorable sublease on the Ventnor store. The sublessor of this property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy Code. Although the Company negotiated with the property owner to remain in this location under new lease terms, the Company's lease was terminated by the property owner. Therefore, the Ventnor store was closed on February 5, 2002.

     Interest expense (net) increased in both the third quarter and nine month period of fiscal 2002 compared to the prior year periods. These increases were due to lower interest rates earned on cash balances invested in the current year and to a reduction in prior year interest expense as a result of capitalization of interest costs in connection with the construction of the Garwood store.

     The effective income tax rate for both the quarter and nine month periods of fiscal 2002 is slightly higher than in the corresponding periods of fiscal 2001 due to enacted changes in state tax laws. In addition, the State of New Jersey, where most of the Company's state taxes are paid, has informally proposed substantial increases to business taxes including an alternative minimum tax based on sales. As no change in state tax laws has been enacted, the Company has not reflected these potential changes in state tax law in its current tax provision.

     Net income was $2,338,000 in the third quarter of fiscal 2002, an increase of 115% from the prior year. Excluding a non-cash impairment charge taken in the third quarter of fiscal 2001, net income increased 30% from the prior year. This increase is attributable to substantial sales growth, improved gross profit percentages and lower operating expense percentages.

     Net income was $8,683,000 for the nine month period of fiscal 2002, an increase of 47% from the prior year. Excluding non-cash impairment charges in both fiscal years, net income increased 38% for the nine month period. This increase is attributable to substantial sales growth and improved gross profit percentages, partially offset by increased operating expenses.



LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $14,251,000 for the nine months ended April 27, 2002 compared with $9,092,000 for the nine month period ended April 28, 2001. This increase is due to an improvement in net income, and increased payables in the current year compared to a reduction in payables in the prior year, offset by a larger increase in inventories in the current fiscal year. Both inventories and payables increased due to two stores opening offset by one store closing.

     Working capital was $16,467,000 at April 27, 2002 compared to $17,087,000 at July 28, 2001. The working capital ratio was 1.31 to one at April 27, 2002 compared to 1.33 to one at July 28, 2001. The Company's working capital needs are reduced since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

     During the nine month period ended April 27, 2002, the Company had capital expenditures of $17,101,000. The major expenditures were the completion of construction and equipment for the new stores in Garwood and Hammonton. The Company has budgeted approximately $20 million for capital expenditures in fiscal 2002. The Company's primary sources of liquidity are expected to be cash on hand, operating cash flow and equipment financing. During the second quarter of fiscal 2002, the Company borrowed $3 million secured by the equipment at the Garwood store.



OTHER MATTERS

     On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern Cooperative. Wakefern has publicly stated that it will take all appropriate actions to enforce its rights under the Wakefern Stockholder's Agreement. The Company's Form 10-K includes a comprehensive description of the Company's relationship with Wakefern and the rights and obligations of the Company and other members under the Wakefern Stockholder's Agreement. A decision by the U.S. Bankruptcy Court held that Big V would be required to pay a substantial withdrawal payment to Wakefern to make up for the loss of volume to the cooperative in the event Big V departs from the Wakefern Cooperative.

     Wakefern and Big V have recently filed an amended joint Plan of Reorganization pursuant to which Wakefern will purchase substantially all of Big V's assets. A press release regarding
this filing is attached as Exhibit 28(c)   A competing supermarket
chain is also seeking to purchase substantially the same assets through the Bankruptcy proceeding. Any sale of Big V's assets will require the approval of the Bankruptcy Court. The outcome of Big V's reorganization is uncertain. At this time, the ultimate impact, if any, on Wakefern and the Company from the Big V Bankruptcy proceedings cannot be ascertained, although any significant loss of volume from a termination of the Wakefern supply agreement by Big V, without payment of the aforementioned withdrawal payment, could result in increased costs to the Company for product purchases and services.



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




PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


     6 (a)  Exhibits


            Exhibit 28 (a)   Press Release dated May 31, 2002.

            Exhibit 28 (b)   Second Quarter Report to Shareholders
                              dated March 15, 2002.

            Exhibit 28 (c)   Press Release dated May 3, 2002.



     6 (b)  Reports on Form 8-K.


            None



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Village Super Market, Inc.
                                       Registrant


Date:  June 3, 2002                    /s/ Perry Sumas
                                           Perry Sumas
                                          (President)


Date:  June 3, 2002                   /s/ Kevin R. Begley
                                          Kevin R. Begley
                                         (Chief Financial Officer)


Exhibit 28(a)


                            VILLAGE SUPER MARKET, INC.
               REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
                                  APRIL 27, 2002

 Contact:   Kevin Begley, C. F. O.
            (973) 467-2200 - Ext. 220

     Springfield, New Jersey - May 31, 2002 - Village Super Market, Inc. (NSD - VLGEA) reported sales and net income for the third quarter ended April 27, 2002, Perry Sumas, President announced today.

     Net income was $2,338,000 ($.74 per diluted share) in the third quarter of fiscal 2002. Excluding a non-cash impairment charge in the prior fiscal year, net income increased 30%. Net income increased due to a substantial sales increase, improved gross profit percentages and lower operating expense percentages.

     Sales in the third quarter were $216,525,000, an increase of 8.8% from the prior year. Excluding the Garwood (opened
September 26, 2001), Hammonton (opened March 6, 2002), and
Ventnor (closed February 5, 2002) stores, same store sales increased 4.9%. The same store sales increase in the third quarter was partially attributable to substantially improved sales in three stores in the general area of the closed Ventnor store.
A competitor is expected to open in the Ventnor location and three other competitive openings have already occurred, or are anticipated, during the fourth quarter. These competitive openings are projected to reduce same store sales increases from the unusually high levels experienced through the first three quarters of fiscal 2002 to a range of 1.5% to 3.0% for the next several quarters.

     Net income for the nine month period was $8,683,000. Excluding non-cash impairment charges in both fiscal years, net income increased 38% for the nine month period compared to the prior year. Sales for the nine month period were $657,992,000, an increase of 7.9% from the prior year. Same store sales increased 4.8%.

     The Company participated in the recent supermarket issue of The Wall Street Transcript. This interview can be accessed at http://www.twst.com/pdf/vlgea.pdf.

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes Village's results for the quarter and nine months ended April 27, 2002:

                                       Apr. 27, 2002   Apr. 28, 2001
                                             13 Weeks Ended
   Sales                               $216,525,000     $199,008,000
   Net Income                          $  2,338,000     $  1,085,000
   Net Income Per Share - Basic        $        .76     $        .36
   Net Income Per Share - Diluted      $        .74     $        .35

                                             39 Weeks Ended
   Sales                               $657,992,000     $609,961,000
   Net Income                          $  8,683,000     $  5,887,000
   Net Income Per Share - Basic        $       2.84     $       1.95
   Net Income Per share - Diluted      $       2.77     $       1.92

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



Exhibit 28(b)


S

E   To Our Shareholders:

C The Company had net income of $3,724,000 in the second quarter of fiscal 2002, an increase of 44% from the prior year. Net income
O increased due to substantial increases in sales and gross profit percentages, partially offset by increased operating costs.
N
    Sales in the second quarter were $230,636,000, an increase of 8.3%
D from the prior year. The Company opened a new store in Garwood, NJ on September 26, 2001. Excluding the new Garwood store, same store sales increased 3.2%. Sales increased 7.4% to $441,468,000 for the six month period of fiscal 2002. Excluding Garwood and a
Q store closed one year ago, same store sales increased 4.5% for the six month period.
U
    Gross profit as a percentage of sales increased to 24.9% in both
A the quarter and six month periods of fiscal 2002 compared with 23.9% and 24.1%, respectively, in the corresponding prior year
R periods. Gross profit as a percentage of sales increased due to improved product mix, improved gross profit percentages in most
T departments, incentives received in connection with the new Garwood store and a decrease in promotional spending.
E
    Operating and administrative expenses as a percentage of sales
R   increased to 21.2% and 21.3%, respectively, in the quarter and six month periods of fiscal 2002 compared with 20.7% and 20.9%, respectively, in the corresponding prior year periods. These increases were primarily due to increases in fringe benefit
R   costs.

E During the six month period, the Company had capital expenditures of $11,510,000. The major expenditures were the completion of
P construction and equipment for the new store in Garwood and the beginning of construction of a new store in Hammonton, NJ.
O The Company has budgeted approximately $20 million for capital expenditures in fiscal 2002.
R
    The new superstore in Hammonton, NJ opened on March 6, 2002.
T As previously disclosed, the Ventnor store closed on February 5, 2002.

    The table accompanying this report summarizes Village Super
    Market's results for the quarter and six month periods ended
    January 26, 2002.

                               Respectfully,
                Perry Sumas                   James Sumas
                President                     Chairman of the Board

    March 15, 2002


                               INCOME STATEMENT DATA


                                   13 Weeks Ended      13 Weeks Ended
                                  January 26, 2002    January 27, 2001
  Sales                            $  230,636,000      $  212,920,000
  Net Income                       $    3,724,000      $    2,582,000
  Net Income Per Share - Basic     $         1.22      $          .86
  Net Income Per Share - Diluted   $         1.19      $          .84



                                   26 Weeks Ended      26 Weeks Ended
                                  January 26, 2002    January 27, 2001

  Sales                            $  441,468,000      $  410,953,000
  Net Income                       $    6,345,000      $    4,802,000
  Net Income Per Share - Basic     $         2.08      $         1.59
  Net Income Per Share - Diluted   $         2.03      $         1.57


                               BALANCE SHEET COMPARISONS

                                 January 26, 2002      July 28, 2001

  Current Assets                  $    80,492,000      $  69,043,000
  Current Liabilities             $    62,169,000      $  51,956,000
  Net Working Capital             $    18,323,000      $  17,087,000
  Long Term Debt                  $    45,223,000      $  43,363,000
  Stockholders' Equity            $    91,393,000      $  84,770,000


Exhibit 28(c)

      Village Super Market, Inc. announces Wakefern Food Corporation's
            Amended Agreement to purchase Big V Supermarkets

Contact  Kevin Begley, C.F.O.
        (973) 467-2200 - Ext. 220

Springfield, New Jersey -  May 3, 2002
Village Super Market, Inc. (NSD-VLGEA) was informed today that
Wakefern Food Corp. announced an amended agreement to purchase Big V Supermarkets. The text of the Wakefern Press Release is included below.

Village Super Markets filings on Form 10-K include a comprehensive description of the company's relationship with Wakefern. Village is the third largest member of the Wakefern Cooperative. At this time, any impact on Village from these developments can not be ascertained.

The text of the Wakefern press release follows:

Elizabeth, NJ, May 3 -- Wakefern Food Corp. announced today that it had entered into an agreement with Big V Supermarkets, Inc., Fleet National Bank, as agent, the Official Committee of the Unsecured Creditors, the unofficial committee of holders of 11% Senior Subordinated Notes and Thomas H. Lee Partners, LP, to amend the terms under which Wakefern will purchase Big V Supermarkets and propose, jointly with Big V, an amended plan of reorganization for Big V. The purchase price, including cash and assumption of certain secured debt and capital leases, will not be less than $185 million and will include the contribution of a portion of Wakefern's recovery as an unsecured creditor of Big V.

The amended plan of reorganization provides for an enhanced distribution to the lenders under Big V's pre-petition credit facility, Big V Note Holders and general unsecured Creditors.

"This amended Asset Purchase and Sale Agreement and Wakefern plan of reorganization will allow us to bring to conclusion the sale of Big V," stated Thomas Infusino, Chairman of Wakefern Food Corp. Big V supermarkets are located predominately in the Hudson Valley region of New York State and Southern New Jersey.

According to Mr. Infusino, once the Bankruptcy Court confirms the plan of reorganization, Wakefern intends on updating the stores. In addition, Wakefern will also be investing in technological and equipment upgrades. "All of our enhancements to the stores are designed to improve our customers' shopping experience," added Mr. Infusino.

Wakefern's subsidiary, ShopRite Supermarkets, Inc. which currently operates eight stores located in New York and New Jersey, will acquire the Big V stores and continue to operate them as ShopRite stores.

Big V Supermarkets filed Bankruptcy protection in November 2000 and operates 31 ShopRite stores in two states and is the largest member of the Wakefern cooperative.