Form 10-K
period 2002-07-27
VILLAGE SUPER MARKET INC
filed 2002-10-24
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
      For the fiscal year ended:  July 27, 2002.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $31,664,000 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $10,233,000 (based upon the closing price of the Class A shares on the Over the Counter Market on October 1, 2002). There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                             Outstanding at
             Class                          October 22, 2002
Class A common stock, no par value          1,480,600 Shares
Class B common stock, no par value          1,594,076 Shares


DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2002 Annual Report to Shareholders and the 2002 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 6, 2002 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and
Part III.


                                  PART I

                             ITEM I.  BUSINESS


FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local business conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives, results of ongoing litigation and other risk factors detailed herein and in other filings of the Company.



GENERAL

Village Super Market, Inc. operates a chain of 23 ShopRite supermarkets, 16 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic reach.

The Company believes that the regional nature of its business and the continuity of its management under the leadership of its founding family have permitted the Company to operate with greater flexibility and responsiveness to the demographic characteristics of the communities served by its stores.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.
The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of its superstores, which currently average 57,000 total square feet, compared with an average of 30,000 total square feet for conventional supermarkets. Several of the Company's recent remodels have expanded superstores to 65,000 square feet. These larger store sizes enable the Company to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a natural and organic food section, international foods and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals, small appliances and in most cases, a pharmacy. Two superstores also include a warehouse section featuring products in giant sizes. Recently remodeled and new superstores emphasize a Power Alley, which features high margin convenience offerings such as salad bars, bakery and home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:

            Product Categories              Fiscal Year Ended In July
                                             2000      2001      2002
		Groceries                        41.1%     40.7%     40.3%
            Dairy and Frozen                 16.0      15.9      16.0
            Meats                             9.7       9.5       9.6
            Non-Foods                        10.4      10.3      10.0
            Produce                          10.0      10.3      10.5
            Appetizers and prepared foods     4.5       4.6       4.8
            Seafood                           2.0       2.1       2.2
            Pharmacy                          4.5       4.8       4.9
            Bakery                            1.6       1.6       1.6
            Other                              .2        .2        .1
							  -----     -----     -----
                                            100.0%    100.0%    100.0%
                                            =====     =====     =====
            Number of superstores              20        20        21

            Selling square feet
             represented by
             superstores                       92%       94%       95%


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



DEVELOPMENT AND EXPANSION

The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores. In fiscal 2002, the Company opened a 64,000 sq. ft. store in Hammonton, NJ and a 59,000 sq. ft. store in Garwood, NJ. In fiscal 2001, the Company opened a 67,000 sq. ft. store in West Orange to replace its older, smaller store.

The Company has budgeted $15,000,000 for capital expenditures in fiscal 2003. The major planned expenditures are the completion of one store remodel and the start of two major store expansions.

In the last five years, the Company has completed two major remodels, three new stores and one store acquisition. The Company's goal has been to open an average of one new superstore and conduct a major remodel of one store each year. However, because of delays associated with governmental regulations and the general difficulty in developing retail properties in the Company's primary trading area the Company has, at times, been unable to open the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.



WAKEFERN

The Company is the second largest member of Wakefern (owning 17.4% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 39 individual member companies and 204 supermarkets, including 50 stores operated directly by Wakefern, which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, and participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of shared, advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in those customers' decisions about where to shop. In addition, Wakefern can purchase large quantities and varieties of products at favorable prices which it can then pass onto its members. These benefits are important to the Company's success. ShopRite private label products accounted for approximately 18% of sales in fiscal 2002.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey, Woodbridge, New Jersey, South Brunswick,
New Jersey and Wallkill, New York. The Company and all other members of Wakefern are parties to the Wakefern Stockholder's Agreement which provides for certain commitments by, and restrictions on all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control. No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or in new stores. Such payments were waived by Wakefern in connection with the sale of the Orange, Maplewood, Kingston and Morristown stores. A "qualified successor" must be or agree to become a member of Wakefern and may not own or operate any supermarkets other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern Cooperative. A decision by the U.S. Bankruptcy Court upheld that Big V would be required to pay substantial withdrawal fees to Wakefern to make up for the loss of volume to the cooperative in the event Big V departed from the Wakefern Cooperative. This matter was resolved on July 12, 2002 when Wakefern purchased substantially all of Big V's assets, including 27 stores, for $185 million in cash and assumed liabilities. The future performance of this Wakefern acquisition could impact the patronage dividends paid by Wakefern to the Company.

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

Each members investment in Wakefern is pledged to Wakefern to secure all of that member's obligations to Wakefern. Moreover, every owner of 5% or more of the voting stock of a member (including five members of the Sumas family) must personally guarantee prompt payment of all amounts due Wakefern from that member. Wakefern does not own any securities of the Company or its subsidiaries.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores. As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. On occasion, as its business needs have required, Wakefern has increased the maximum per-store capital contributions (currently $550,000) required of its members. Wakefern has in the past permitted these increases in required capital to be paid in installments over a period of time. As a result, the Company is required to invest $1,388,000 over the next six years.


TECHNOLOGY

The Company considers automation and computerization important to its operations and competitive position. All stores utilize second generation IBM 4690 software for the scanning check-out systems. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. The hardware for these point of sale systems was replaced in fiscal 2000. The Company utilizes
IBM RS/6000 computers in each store to, among other things, offer customers debit and credit card payment options.

In fiscal 2002, a frame relay communications network was installed to replace the satellite communications network. This new network provides improved reliability, speed and capacity in handling consumer-based transactions and interactive retail applications.

The Company's commitment to advanced scanning systems has enabled it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. This technology has also enabled the Company to focus on target marketing initiatives.

Self-checkout systems were installed in five stores in fiscal 2002 with additional stores planned in fiscal 2003. These systems provide improved customer service, especially during peak periods, and reduced operating costs.

The Company utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs. The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern in order to provide equivalent cost and retail price control over these products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, all stores have computerized time and attendance systems and most also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes. The Company has installed computer-based training systems in all stores.

The Company currently utilizes digital surveillance systems in eight stores to aid shrink reduction, increase productivity and assist in accident investigations.

Wakefern and the Company have responded to our customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information. In addition, an on-line shopping and pick-up service is being tested by Wakefern at this time.


COMPETITION

The supermarket business is highly competitive. Industry profit margins are narrow, consequently earnings are dependent on high sales volume and operating efficiency. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains and convenience stores. The Company competes by using low pricing, courteous, quick, service to the customer, and a broad range of consistently available quality products, including the ShopRite private label. The ShopRite
Price Plus card and the co-branded ShopRite credit card also create significant customer loyalty.

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


LABOR

As of October 1, 2002, the Company employed approximately 4,100 persons of whom approximately 67% worked part-time. Approximately 90% of the Company's employees are covered by collective bargaining agreements. The Company was affected by a labor dispute with its largest union in fiscal 1993. Contracts with the Company's six unions expire between November 2002 and October 2005. Most of the Company's competitors in New Jersey are similarly unionized.


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


ITEM 2.  PROPERTIES

The Company owns the sites of six of its supermarkets (containing 387,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center. The remaining 17 supermarkets (containing 865,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in shopping centers and the remaining seven are freestanding stores.

The lease for the Morris Plains store expired in June 2002. The Company has a verbal agreement with the landlord to lease this store for an additional ten years, and to provide for a longer term lease for an expanded store. This agreement has not been formalized in writing as of October 24, 2002. None of the Company's other store leases expire before 2008.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 27, 2002 was approximately $8,450,000.

The Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. The Company also is a general partner in a partnership that is a lessor of one of the Company's freestanding supermarkets.


ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to shareholders in the fourth quarter.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in
Part III, Item 10, the following is provided with respect to executive officers who are not directors:

NAME                AGE       POSITION WITH THE COMPANY

Carol Lawton         59        Vice President and Assistant
                               Secretary since 1983;
                               responsible for administration
                               of headquarters staff.

Kevin Begley         44        Chief Financial Officer since 1987.
                               Mr. Begley is a Certified
                               Public Accountant.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                      SECURITY HOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 20 in the Company's Annual
Report to Shareholders for the fiscal year ended July 27, 2002.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual
Report to Shareholders for the fiscal year ended July 27, 2002.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Page 4 through 6 in the Company's
Annual Report to Shareholders for the fiscal year ended July 27, 2002.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK

In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of July 27, 2002, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (5.19% at July 27, 2002) on a notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. A 100 basis point increase in interest rates, applied to the Company's borrowings at July 27, 2002, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $100,000.

At July 27, 2002, the Company had demand deposits of $22,737,000 earning interest at prime less 2.5%, which are exposed to the impact of interest rate changes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 7 to 20 in the Company's Annual Report to Shareholders for the fiscal year ended
July 27, 2002.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2002, in connection with its Annual Meeting scheduled to be held on December 6, 2002.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2002, in connection with its Annual Meeting scheduled to be held on December 6, 2002.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2002, in connection with its annual meeting scheduled to be held on December 6, 2002.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 8, 2002, in connection with its annual meeting scheduled to be held on December 6, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Principal Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Principal Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


                                   PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                               ON FORM 8-K

(a)  1.    Financial Statements:

  Consolidated Balance Sheets - July 27, 2002 and July 28, 2001.

  Consolidated Statements of Operations - years ended
   July 27, 2002, July 28, 2001 and July 29, 2000.

  Consolidated Statements of Shareholders' Equity and Comprehensive
   Income - years ended July 27, 2002, July 28, 2001 and July 29, 2000.

  Consolidated Statements of Cash Flows - years ended
   July 27, 2002, July 28, 2001 and July 29, 2000.

  Notes to consolidated financial statements.

The consolidated financial statements above and Independent
Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended
July 27, 2002.

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

Exhibit No. 13    Annual Report to Security Holders

Exhibit No. 21    Subsidiaries of Registrant

Exhibit No. 23    Consent of KPMG LLP

Exhibit No. 99    Press Release dated October 1, 2002

Exhibit No. 99.1  Certification

Exhibit No. 99.2  Certification

* The following exhibits are incorporated by reference from the following previous filings:

                  Form 10-K for 1999: 4.5, 4.6

                  Form 10-K for 1997: 4.4, 10.5

                  Form 10-K for 1993: 3, 10.1, 10.2 and 10.3

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.







                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Village Super Market, Inc.


By:  /s/ Kevin Begley                    By:  /s/ James Sumas
         Kevin Begley                             James Sumas
         Chief Financial &                        Principal Executive
         Principal Accounting Officer             Officer


Date:  October 24, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                                         Village Super Market, Inc.


/s/ Perry Sumas                         /s/ James Sumas
    Perry Sumas, Director                   James Sumas, Director
    October 24, 2002                        October 24, 2002

/s/ Robert Sumas                        /s/ William Sumas
    Robert Sumas, Director                  William Sumas, Director
    October 24, 2002                        October 24, 2002

/s/ John P. Sumas                       /s/ John J. McDermott
    John P. Sumas, Director                 John J. McDermott, Director
    October 24, 2002                        October 24, 2002

/s/ George Andresakes                   /s/ Steven Crystal
    George Andresakes, Director             Steven Crystal, Director
    October 24, 2002                        October 24, 2002


                                   CERTIFICATIONS


       I, James Sumas, certify that:

1.     I have reviewed this annual report on Form 10-K of Village Super
Market, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6    The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 24, 2002                        /s/ James Sumas
                                                  James Sumas
                                                  Principal Executive
                                                  Officer



                                   CERTIFICATIONS


       I, Kevin Begley, certify that:

1.     I have reviewed this annual report on Form 10-K of Village
       Super Market, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 24, 2002            /s/  Kevin Begley
                                       Kevin Begley
                                       Chief Financial Officer &
                                       Principal Accounting Officer


Exhibit 13


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

Contents
Letter to Shareholders                               2

Selected Financial Data                              3

Unaudited Quarterly Financial Data                   3

Management's Discussion and Analysis of
 Financial Condition and Results of Operations       4

Consolidated Balance Sheets                          7

Consolidated Statements of Operations                8

Consolidated Statements of Shareholders' Equity
 and Comprehensive Income                            9

Consolidated Statements of Cash Flows               10

Notes to Consolidated Financial Statements          11

Independent Auditors' Report                        20

Stock Price and Dividend Information                20

Corporate Directory                         Inside back cover


Dear Fellow Shareholders

	Village increased sales and net income for the seventh consecutive year in fiscal 2002. Net income increased 33% to a record $12,558,000, or $4.00 per diluted share. This performance occurred in an environment that was described by some in the supermarket industry as the most challenging in 20 years.

     Sales increased 7.6% to a record $883,337,000. Same store sales increased 4.3% in fiscal 2002 at a time when many national and local supermarket chains experienced flat or declining same store sales trends.

     We invested $20,767,000 in our business in fiscal 2002.
We opened new superstores in Garwood, NJ and Hammonton, NJ. With the addition of these two stores, a total of six stores now have a full Power Alley. This format provides customers with an improved one-stop shopping experience by featuring a wider assortment of perishable products, including Bistro Street - our chef prepared, home meal replacement area.

     We also began a major remodel of the English Creek store and continued our program to perform smaller renovations throughout our stores. This approach continually improves the customer shopping experience by freshening the store appearance and expanding the variety of product offerings in areas such as natural, organic and international foods. In fiscal 2003 we plan to begin major expansions and remodels in two locations.

     During the last year, we installed self-checkout systems in five stores to improve customer service, especially during peak periods, and reduce operating costs. Due to strong customer acceptance, we intend to install these systems in additional stores next year.

     Looking forward, we experienced five competitive openings in the latter part of fiscal 2002, impacting a total of eight stores. These competitive openings, and increased promotional spending in response to these openings, along with recent softening in the economy, is expected to reduce same store sales growth in fiscal 2003 well below that achieved in fiscal 2002. This more difficult environment will make matching the fiscal 2002 results a challenge. As we face this challenge, our financial condition remains strong. Long-term debt is 31% of total capitalization and our Debt/EBITDA ratio is 1.4 to 1.

     The attacks of last September 11th affected everyone in this area in a profound manner. ShopRite responded to this devastating event by establishing a relief fund to benefit the families impacted by this tragedy. ShopRite and our customers raised over one million dollars to benefit The Salvation Army and other organizations to aid families in need of assistance. In addition, ShopRite supermarkets provided local law enforcement, rescue squads and hospitals with food, water and other supplies to assist them in their efforts.

     In the last five years, our net income has increased six-fold. This success could not have been achieved without the commitment and hard work of all 4,100 associates. We would like to thank each associate, our customers and our shareholders for their support.


                James Sumas,               Perry Sumas,
                Chairman of the Board      President


                           Selected Financial Data
     (Dollars in thousands except per share and square feet data)
                   July 27,    July 28,    July 29,     July 31,    July 25,
                    2002        2001        2000         1999        1998
For year
 Sales            $883,337    $820,627    $784,995     $750,680    $693,667
 Net income         12,558       9,443       8,426        4,722       4,007
 Net income per
  share - basic       4.11        3.13        2.81         1.59        1.36
 Net income per
  share - diluted     4.00        3.08        2.76         1.55        1.34
 Cash dividends
  per share
  Class A                -           -           -            -           -
  Class B                -           -           -            -           -

At year end
 Total assets      204,053     183,346     175,987      149,555     138,508
 Long-term
  debt              43,634      43,363      43,998       27,204      25,700
 Working
  capital
  (deficit)         20,212      17,087      10,690       (7,197)     (9,682)
 Shareholders'
  equity            97,443      84,770      75,152       66,477      61,568
 Book value
  per share          31.69       27.97       24.94        22.24       20.73

Other data
 Same store
  sales
  increase            4.3%        3.6%        2.9%         6.0%        2.4%
 Total
  square
  feet           1,252,000   1,184,000   1,182,000    1,182,000   1,093,000
 Average total
  sq. ft.
  per store         54,000      54,000      51,000       51,000      50,000
 Selling square
  feet             991,000     935,000     934,000      934,000     866,000
 Sales per
  average square
  foot of
  selling space        916         874         840          846         801
 Number of stores       23          22          23           23          22
 Sales per
  average
  number of
  stores            38,355      37,156      34,080       33,722      31,530
 Capital
  expenditures      20,767      15,070      13,312        7,084       9,956


                  Unaudited Quarterly Financial Data
           (Dollars in thousands except per share amounts)
                   First     Second      Third     Fourth      Fiscal
                  Quarter    Quarter    Quarter    Quarter      Year
2002
 Sales           $210,831    $230,636   $216,525   $225,345   $883,337
 Gross profit      52,516      57,536     53,671     57,920    221,643
 Net income         2,621       3,724      2,338      3,875     12,558
 Net income
  per share -
  diluted            $.84       $1.19       $.74      $1.23      $4.00

2001
 Sales           $198,033    $212,920   $199,008   $210,666   $820,627
 Gross profit      47,919      50,934     48,952     53,168    200,973
 Net income         2,220       2,582      1,085      3,556      9,443
 Net income
  per share -
  diluted            $.73        $.84       $.35      $1.15      $3.08



           Management's Discussion and Analysis of Financial
                Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations of the Company as a percentage of sales:


                                    July 27     July 28,     July 29,
                                      2002        2001         2000
Sales                               100.00%     100.00%        100.00%
Cost of sales                        74.91       75.51          75.65
                                    ------      ------         ------
Gross profit                         25.09       24.49          24.35
Operating and administrative
 expense                             21.49       21.26          21.18
Depreciation and amortization          .91         .96           1.05
Non-cash impairment charge             .07         .14              -
                                     -----       -----          -----
Operating income                      2.62        2.13           2.12
Interest expense, net                  .37         .33            .42
Gain (loss) on disposal of assets        -        (.01)           .06
                                     -----       -----          -----
Income before income taxes            2.26        1.79           1.76
Income taxes                           .83         .64            .69
                                     -----       -----          -----
Net income                            1.42%       1.15%          1.07%
                                     =====       =====          =====


     Sales were $883,337,000 in fiscal 2002, an increase of $62,710,000, or 7.6% from the prior year. On September 26, 2001, the Company opened a 59,000 sq. ft. store in Garwood, NJ. On March 6, 2002, the Company opened a 64,000 sq. ft. store in Hammonton, NJ.
On February 5, 2002, the Company closed the 55,000 sq. ft. store in Ventnor, NJ. Same store sales increased 4.3% in fiscal 2002. Approximately 60% of the same store sales increase was attributable to improved sales in a replacement store opened two years ago and improved sales in the second half of fiscal 2002 from three stores in the general area of the closed Ventnor store. The opening of a competitor in the Ventnor location and four other competitive openings, affecting a total of eight Company stores, occurred in the fourth quarter of fiscal 2002. These competitive openings, and increased promotional spending in response to these competitive openings, along with recent softening in the economy, is expected to reduce the same store sales increase in the first quarter of fiscal 2003 to approximately .5% to 1.5%. Sales were $820,627,000 in fiscal 2001, an increase of $35,632,000, or 4.5% from the prior year. On August 10, 2000, the Company opened a 67,000 sq. ft. superstore to replace its smaller, older store in West Orange.
Also, the Company closed the under facilitated South Orange store on October 28, 2000. Same store sales increased 3.6% in fiscal 2001.

     Gross profit as a percentage of sales increased in fiscal 2002 due to improved product mix, incentives received in connection with the two new store openings, reduced LIFO charges and improved gross profit percentages in most departments. This improvement was partially offset by increased promotional spending. Gross profit as a percentage of sales increased in fiscal 2001 due to improved product mix and a reduction in promotional spending, partially offset by increased
LIFO charges.

     Operating and administrative expense increased as a percentage of sales in fiscal 2002 primarily due to increased fringe benefit costs. Fringe benefit costs increased due to contractual contribution increases to employee health and pension plans. Operating and administrative expense increased as a percentage of sales in fiscal 2001 due to increased occupancy, fringe benefit and credit card processing costs, partially offset by reduced advertising costs.

     Depreciation and amortization expense was $8,002,000, $7,875,000 and $8,204,000 in fiscal 2002, 2001 and 2000, respectively. Depreciation expense increased in fiscal 2002 due to substantial fixed asset additions from the two new stores, partially offset by the discontinuance of depreciation on the closed Ventnor store and the discontinuance of goodwill amortization in fiscal 2002 (see Note 1). Depreciation expense declined in fiscal 2001 primarily due to fiscal 2000 including accelerated depreciation of the old West Orange store, which was replaced in August 2000.

     The Company recorded a non-cash impairment charge of $640,000 in fiscal 2002 to write off the book value of the equipment of the Ventnor store. Fiscal 2001 results include a non-cash impairment charge of $1,122,000 to write off the book value of a favorable sublease on the Ventnor store. The sublessor of this property rejected its lease in March 2001 pursuant to the U.S. Bankruptcy Code. Although the Company negotiated with the property owner to remain in this location under new lease terms, the Company's lease was terminated by the property owner. Therefore, the Ventnor store was closed on February 5, 2002.

     Interest expense, net was $3,234,000, $2,725,000 and $3,333,000 in fiscal 2002, 2001 and 2000, respectively. Interest expense, net increased in fiscal 2002 due to lower interest income earned on cash balances invested due to lower interest rates. In addition, fiscal 2002 included $171,000 of interest costs capitalized related to the construction of a new store compared to $389,000 in fiscal 2001. Interest expense decreased in fiscal 2001 primarily due to those capitalized interest costs.

     Fiscal 2000 results include a gain on the sale of real estate of a previously closed store in Easton, PA in the amount of $492,000.


     The Company's effective income tax rate was 37.0%, 35.9% and 39.0% in fiscal 2002, 2001 and 2000, respectively. The effective income tax rate increased in fiscal 2002 due to enacted changes in state tax laws, partially offset by tax planning initiatives begun in the second half of fiscal 2002. The effective income tax rate declined in fiscal 2001 due to a full year's impact from tax planning initiatives begun in the second half of fiscal 2000.


CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures and intangibles subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset held for use to its carrying value. Goodwill is tested for impairment at the end of each fiscal year, or as circumstances dictate, pursuant to the provisions of Financial Accounting Standards Board ("FASB") Statement
142. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value.

     As a stockholder of Wakefern Food Corporation ("Wakefern"), the Company earns a share of Wakefern's earnings, which is distributed as a "patronage dividend" (see Note 3). This dividend is based on a distribution of Wakefern's operating profits for its fiscal year (which ends September 30) in proportion to the dollar volume of business done by each member of Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales.
The Company accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of the Company's share of this annual dividend based on the Company's estimated proportional share of the dollar volume of business transacted with Wakefern that year.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $22,876,000 in fiscal 2002 compared to $19,653,000 in fiscal 2001. This increase is due to an improvement in net income and increased payables in fiscal 2002, offset by a larger increase in inventories in fiscal 2002.
Both inventories and payables increased in fiscal 2002 due to two store openings, offset by one store closing. In addition, inventories increased to accommodate the rise in same store sales.

     During fiscal 2002, operating cash flow of $22,876,000 was used to fund capital expenditures of $20,767,000 and to increase cash on hand by $2,615,000. Major capital expenditures in fiscal 2002 included the construction and equipment for the new stores in Garwood and Hammonton. Long-term debt was $43,634,000 at July 27, 2002. The Company borrowed $3,000,000 secured by equipment in fiscal 2002 and made principal payments on debt of $2,945,000.

     Working capital was $20,212,000, $17,087,000 and $10,690,000 at July 27, 2002, July 28, 2001 and July 29, 2000, respectively. Working capital ratios at the same dates were 1.36, 1.33 and 1.20 to one, respectively. The Company's working capital needs are reduced since inventory is generally sold by the time payment to Wakefern and other suppliers are due.

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

     The Company has budgeted approximately $15 million for capital expenditures in fiscal 2003. Planned expenditures include the completion of one store remodel and the start of two major store expansions. The Company's primary sources of liquidity in fiscal 2003 are expected to be cash on hand at July 27, 2002, operating cash flow and equipment financing.

     The Company has available a $15,000,000 (none outstanding at July 27, 2002) unsecured revolving credit line, which expires
September 16, 2004.

     The table below presents significant contractual obligations of the Company at July 27, 2002:

                                       Payments Due By Period
                2003         2004         2005        2006         2007      Thereafter      Total
Long-term
 debt        $2,094,816  $ 6,088,996  $ 5,969,209  $ 5,367,436  $ 5,260,174  $14,083,634  $ 38,864,265
Capital
 leases      $1,603,380  $ 1,603,380  $ 1,614,800  $ 1,545,789  $ 1,107,740  $ 4,805,290  $ 12,280,379
Operating
 leases      $5,469,750  $ 5,173,918  $ 4,994,104  $ 4,671,912  $ 4,530,494  $62,419,764  $ 87,259,942
Notes payable
to related
 party       $  422,760  $   353,345  $   182,000  $   182,000  $   101,000  $   146,988  $  1,388,093
              ---------   ----------   ----------   ----------   ----------   ----------   -----------
             $9,590,706  $13,219,639  $12,760,113  $11,767,137  $10,999,408  $81,455,676  $139,792,679
              =========   ==========   ==========   ==========   ==========   ==========   ===========

In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3) and to make contingent lease payments (see Note 6).


             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)

Adoption of New Accounting Standards

     Effective July 29, 2001, the Company adopted the provisions of FASB Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairments at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Amortization expense related to goodwill was $341,000 for the fiscal years ended July 28, 2001 and July 29, 2000. As a result of adopting Statement 142, the Company no longer amortizes goodwill.

     As required by Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its reporting unit was the same as its reportable segment. As of the date of adoption and at July 27, 2002, the Company's reporting unit's fair value exceeded its carrying amount, and therefore there was no indication that goodwill was impaired. The Company will be performing an annual impairment test at the end of each fiscal year in the future.


Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of Statement 143 at the beginning of fiscal 2003. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

     In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions.
The provisions of this statement are required to be adopted by the Company at the beginning of fiscal 2003. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the financial accounting and reporting for costs associated with exit or disposal activities, including store closures. The Company is required to adopt the provisions of Statement 146 for any exit or disposal activities initiated after December 31, 2002.


Other Matters

     On November 22, 2000, Big V Supermarkets, Inc., the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern Cooperative.
The Company's Form 10-K includes a comprehensive description of the Company's relationship with Wakefern and the rights and obligations of the Company and other members under the Wakefern Stockholder's Agreement. A decision by the U.S. Bankruptcy Court upheld that Big
V would be required to pay substantial withdrawal fees to Wakefern to make up for the loss of volume to the cooperative in the event Big V departed from the Wakefern Cooperative. This matter was resolved on July 12, 2002, when Wakefern purchased substantially all of Big V's assets for $185 million in cash and assumed liabilities. The future performance of this Wakefern acquisition could impact the patronage dividends paid by Wakefern to the Company.


Related Party Transactions

     The Company holds an investment in Wakefern, its principal supplier. The Company purchases substantially all of it's merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, the Company is required to purchase certain amounts of Wakefern common stock. At July 27, 2002, the Company's indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,388,093. Wakefern distributes as a "patronage dividend" to each member a share of earnings of Wakefern in proportion to the dollar volume of business done by the member with Wakefern during the year. Additional information is provided in Note 3.

     At July 27, 2002 the Company had demand deposits invested at Wakefern in the amount of $22,737,000. These deposits earn the prime rate of interest less 2.5%.

     The Company leases the Vineland store from Wakefern, the previous owner, at an annual rent of $650,000.

     The Company leases two supermarkets and its office facility from realty firms partly or wholly-owned by officers of the Company. Additional information is provided in Note 6. The Company entered into an agreement on September 19, 2002 that would, among other things, cancel two of these leases and replace them with leases from an unrelated party. Additional information is provided in Note 10.


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


                       Consolidated Balance Sheets

                                        July 27,        July 28,
                                         2002            2001

   ASSETS
CURRENT ASSETS
Cash and cash equivalents             $   33,770,136    $   31,155,564
Merchandise inventories                   33,780,335        30,468,377
Patronage dividend receivable              2,196,219         2,144,993
Other current assets                       6,861,678         5,274,198
                                       -------------     -------------
  Total current assets                    76,608,368        69,043,132
                                       -------------     -------------
PROPERTY, EQUIPMENT AND FIXTURES, net     98,673,591        86,508,372

OTHER ASSETS
Investment in related party, at cost      13,663,449        13,113,449
Goodwill, net                             10,605,021        10,605,021
Other assets                               4,502,559         4,075,842
                                        ------------      ------------
  Total other assets                      28,771,029        27,794,312
                                        ------------      ------------
                                       $ 204,052,988     $ 183,345,816
                                        ============      ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                           $  2,094,816      $  1,661,359
Capitalized lease obligations                543,724           463,138
Notes payable to related party               422,760           602,414
Accounts payable to related party         30,630,704        28,364,268
Accounts payable and accrued expenses     22,704,503        20,864,959
                                         -----------       -----------
  Total current liabilities               56,396,507        51,956,138
                                         -----------       -----------
LONG-TERM DEBT
Notes payable                             36,769,449        36,031,432
Capitalized lease obligations              5,899,360         6,443,071
Notes payable to related party               965,333           888,605
Total long-term debt                      43,634,142        43,363,108
                                         -----------       -----------
OTHER LIABILITIES                          6,579,476         3,256,979
                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES (notes 3, 6, 9 and 10)

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized 10,000,000 shares,
   none issued                                     -                 -
Class A common stock, no par value:
  Authorized 10,000,000 shares,
  issued 1,762,800 shares                 18,411,012        18,129,472
Class B common stock, no par value:
Authorized 10,000,000 shares,
  issued and outstanding
1,594,076 shares                           1,034,679         1,034,679
Retained earnings                         82,517,249        70,115,802
Accumulated other comprehensive loss        (615,907)                _
Less treasury stock, Class A,
  at cost (282,200 shares at
  July 27, 2002 and
  326,000 shares at July 28, 2001)        (3,904,170)       (4,510,362)
                                          ----------        ----------
Total shareholders' equity                97,442,863        84,769,591
                                         -----------       -----------
                                        $204,052,988      $183,345,816
                                         ===========       ===========

                    Consolidated Statements of Operations

                                        Years Ended
                             July 27,        July 28,       July 29,
                              2002            2001           2000
SALES                     $883,337,175    $820,627,178    $784,994,578
COST OF SALES              661,694,232     619,654,196     593,870,652
                           -----------     -----------     -----------
GROSS PROFIT               221,642,943     200,972,982     191,123,926

OPERATING AND
 ADMINISTRATIVE
 EXPENSE                   189,835,338     174,489,515     166,254,778
DEPRECIATION AND
 AMORTIZATION                8,001,659       7,875,059       8,204,456
NON-CASH IMPAIRMENT
 CHARGE                        640,000       1,122,000               -
                           -----------     -----------     -----------
OPERATING INCOME            23,165,946      17,486,408      16,664,692

INTEREST EXPENSE,
 net of interest
 income of
 $573,879, $1,007,511
 and $797,688                3,233,737       2,725,021       3,333,114
GAIN (LOSS) ON
DISPOSAL OF ASSETS                   -         (35,973)        492,155
                           -----------     -----------      ----------
INCOME BEFORE
 INCOME TAXES               19,932,209      14,725,414      13,823,733
INCOME TAXES                 7,374,570       5,282,112       5,397,487
                           -----------      ----------      ----------
NET INCOME                $ 12,557,639     $ 9,443,302     $ 8,426,246
                           ===========      ==========      ==========
NET INCOME PER SHARE:
   Basic                         $4.11           $3.13           $2.81
   Diluted                       $4.00           $3.08           $2.76
                                  ====            ====            ====

                  Consolidated Statements of Shareholders' Equity
                             and Comprehensive Income

               Years Ended July 27, 2002, July 28, 2001 and July 29, 2000

                                                                           Accumulated
                     Class A                 Class B                           other                     Total
                   Common Stock            Common Stock         Retained    comprehensive   Treasury   Shareholders'
                 Shares     Amount       Shares     Amount      earnings       loss          stock       Equity
Balance,
 July 31,1999    1,762,800 $18,129,472  1,594,076  $1,034,679  $52,408,700           -    $(5,095,795)  $66,477,056

Net income               -           -          -           -    8,426,246           -              -     8,426,246

Exercise of
stock options            -           -          -           -      (95,630)          -        344,617       248,987
                 ---------  ----------   --------   ---------    ---------      ------     ----------    ----------

Balance,
 July 29,2000    1,762,800  18,129,472  1,594,076   1,034,679   60,739,316           -     (4,751,178)   75,152,289

Net income               _           _          _           _    9,443,302           -              -     9,443,302

Exercise of
 stock options           -           -          -           -      (66,816)          -        240,816       174,000

                 ---------  ----------  ---------   ---------   ----------      ------      ---------    ----------
Balance,
 July 28, 2001   1,762,800  18,129,472  1,594,076   1,034,679   70,115,802           -     (4,510,362)   84,769,591

Net income               -           -          -           -   12,557,639           -              -    12,557,639

Other comprehensive
 loss - additional
 minimum pension
 liability, net of
 deferred tax benefit
 of $410,605             -           -          -           -            -    (615,907)             -      (615,907)
                                                                                                         ----------
Comprehensive income                                                                                     11,941,732
                                                                                                         ----------
Exercise of stock
 options and related
 tax benefits            -     281,540          -           -     (156,192)          -        606,192       731,540
                  --------  ----------  ---------    --------   ----------    --------      ---------    ----------

Balance,
 July 27, 2002   1,762,800 $18,411,012  1,594,076  $1,034,679  $82,517,249   $(615,907)   $(3,904,170)  $97,442,863
                 =========  ==========  =========   =========   ==========    ========     ==========    ==========


                      Consolidated Statements of Cash Flows

                                       Years Ended
                    July 27, 2002     July 28, 2001     July 29, 2000
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income            $12,557,639        $9,443,302        $8,426,246
Adjustments to
 reconcile net income
 to net cash
 provided by
 operating
 activities:
Depreciation and
 amortization           8,001,659         7,875,059         8,204,456
Non-cash impairment
 charge                   640,000         1,122,000                 -
Tax benefit from
 exercise of
 stock options            281,540                 -                 -
Deferred taxes          2,028,270           308,664           359,654
Provision to value
 inventories at
 LIFO                      53,345           806,993           193,758
(Gain) loss on
 disposal of assets             -            35,973          (492,155)
Changes in assets
 and liabilities:
(Increase) in
   merchandise
   inventories         (3,365,303)         (242,633)       (1,303,189)
 (Increase)
  decrease in
  patronage dividend
  receivable              (51,226)           55,653          (472,570)
(Increase) decrease
  in other current
  assets               (1,587,480)          631,411        (1,580,630)
(Increase) in
  other assets           (286,774)         (454,049)         (699,157)
Increase (decrease)
 in accounts payable
 to related party       2,266,436          (269,202)        1,547,445
Increase (decrease)
 in accounts payable
 and accrued
 expenses               1,918,912           (39,377)         (587,547)
Increase in
 other liabilities        419,009           379,390            37,599
                       ----------        ----------        ----------
Net cash provided
 by operating
 activities            22,876,027        19,653,184        13,633,910
                       ----------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital
 expenditures         (20,766,878)      (15,069,721)      (13,312,329)
Proceeds from
 disposal of
 assets                         -                 -           872,855
                       ----------        ----------        ----------
Net cash used
in investing
activities            (20,766,878)      (15,069,721)      (12,439,474)
                       ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
issuance of
long-term debt          3,000,000         3,000,000        30,000,000
Proceeds from
exercise of
stock options             450,000           174,000           248,987
Principal payments
of long-term debt      (2,944,577)       (2,322,932)      (15,493,812)
                        ---------         ---------        ----------
Net cash provided
by financing
activities                505,423           851,068        14,755,175
                        ---------         ---------        ----------
NET INCREASE
IN CASH AND
CASH EQUIVALENTS        2,614,572         5,434,531        15,949,611

CASH AND CASH
EQUIVALENTS,
BEGINNING OF
YEAR                   31,155,564        25,721,033         9,771,422
                       ----------        ----------        ----------
CASH AND CASH
 EQUIVALENTS,
 END OF YEAR          $33,770,136       $31,155,564       $25,721,033
                       ==========        ==========        ==========
Supplemental
disclosures of
cash payments
made for:
 Interest
 (net of amounts
  capitalized)         $3,903,585        $3,748,819        $3,315,784
Income taxes           $7,101,000        $5,233,766        $5,248,456

Noncash
 Supplemental
 disclosures:
 Investment
 in related
 party                   $550,000                 -        $1,120,000



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

Fiscal year
     The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2002, 2001, and 2000 contain 52 weeks.

Reclassifications
     Certain amounts have been reclassified in the fiscal 2001 and 2000 consolidated financial statements to conform to the fiscal 2002 presentation.

Industry segment
     The Company consists of one operating segment, the retail sale of food and non-food products.

Revenue recognition
     Merchandise sales are recognized at the point of sale to the customer. Discounts provided to customers at the point of sale are recognized as a reduction of sales as the products are sold.

Cash and cash equivalents
     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Included in cash and cash equivalents at July 27, 2002 and July 28, 2001 are $22,737,000 and $20,926,000, respectively, of demand deposits invested at Wakefern at the prime rate less 2.5%.

Merchandise inventories
     Approximately 66% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $9,362,000 and $9,309,000 higher than reported in fiscal 2002 and 2001, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

Investment in related party
     The Company's investment in it's principal supplier, Wakefern, is stated at cost (see note 3).

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

Notes to Consolidated Financial Statements
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
     Advertising costs are expensed as incurred. Advertising expense was $6,952,000, $6,402,000, and $7,011,000 in fiscal 2002,
2001, and 2000, respectively.

Income taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Comprehensive income
     FASB Statement 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. For fiscal 2002, comprehensive income consists of net income and the additional minimum pension liability adjustment, net of income tax benefit.

Stock options
     The Company has elected to follow Accounting Principles Board
Opinion 25 ("APB 25") to account for its employee stock options.
Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

Use of estimates
     In conformity with accounting principles generally accepted in the United States of America, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Some of the more significant estimates are patronage dividends and the impairment of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments
     Cash and cash equivalents, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The carrying value of the Company's short- and long-term notes payable approximates their fair value based on the current rates available to the Company for similar instruments. As the Company's investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company's cost, it is not practicable to estimate the fair value of such investment.

Derivative instruments and hedging activities
     The Company accounts for its derivative and hedging transactions in accordance with FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities.
"These statements establish accounting and reporting standards for derivative instruments and for hedging activities and require an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income depending on the nature of the transaction.
     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company has one interest rate swap agreement, which it entered into in October 2001, to manage its exposure to interest rate fluctuations. The Company is exposed to credit risk in the event of the inability of the counter party to perform under its outstanding derivatives contract. Management believes it has minimized such risk by entering into a transaction with a counter party that is a major financial institution with a high credit rating.

Impairment of long-lived assets and goodwill
     The Company reviews long-lived assets, such as property, equipment and fixtures and intangibles subject to amortization, for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset to its carrying value.
     Goodwill is tested at the end of each fiscal year, or as circumstances dictate, for impairment pursuant to the provisions of FASB Statement 142. An impairment loss is recognized to the extent that the carrying amount exceeds fair value. The Company operates as a single reporting unit for purposes of evaluating goodwill for impairment and, as such, considers the quoted market price of the Company's common stock and other valuation techniques to measure fair value.
     The Company recorded a non-cash impairment charge of $640,000 in fiscal 2002 to write off the book value of the equipment of the Ventnor store, which was closed on February 5, 2002. Fiscal 2001 results included a non-cash impairment charge of $1,122,000 to write off the book value of a favorable sublease on the Ventnor store due to the bankruptcy of the sublessor, and its rejection of the sublease in bankruptcy court.

Notes to Consolidated Financial Statements
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Net income per share
  The number of common shares outstanding for calculation of net income per share is as follows:


                                    2002          2001             2000
     Weighted average shares
      outstanding - basic         3,057,513     3,017,862        3,001,493
     Dilutive effect of employee
      stock options                  81,136        50,056           49,905
                                  ---------     ---------        ---------
     Weighted average
     shares outstanding -
     diluted                      3,138,649     3,067,918        3,051,398
                                  =========     =========        =========

Adoption of New Accounting Standards

     Effective July 29, 2001, the Company adopted the provisions of FASB Statement 141, "Business Combinations," and Statement 142,
"Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.
     As required by Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that its reporting unit was the same as its reportable segment. As of the date of adoption and at July 27, 2002, the Company's reporting unit's fair value exceeded its carrying amount, and therefore there was no indication that goodwill was impaired. The Company will be performing an annual impairment test at the end of each fiscal year in the future.
     As of the date of adoption, the Company had unamortized goodwill in the amount of $10,605,000. Amortization expense related to goodwill was $341,000 for the fiscal years ended July 28, 2001 and July 29, 2000. As result of adopting Statement 142, the Company no longer amortizes goodwill. The Company's net income for the years ended July 28, 2001 and July 29, 2000 would have been $9,739,302 and $8,722,246 had this amortization expense not been reported in those periods. The Company's basic earnings per share for the years ended July 28, 2001 and July 29, 2000 would have been $3.23 and $2.91 had this amortization expense not been reported in those periods. The Company's diluted earning per share for the years ended July 28, 2001 and July 29, 2000 would have ben $3.17 and $2.86 had this amortization expense not been reported in those periods.
     Prior to the adoption of Statement 142, goodwill arising after October 1970 was amortized over twenty to forty years. The Company did not amortize goodwill amounting to approximately $2,900,000 acquired prior to October 1970 since, in management's opinion, the value of such intangibles had not diminished. Accumulated amortization of goodwill amounted to $4,306,960 at July 28, 2001. The Company assessed the recoverability of unamortized goodwill utilizing relevant cash flow and profitability information.


NOTE 2 - PROPERTY, EQUIPMENT AND FIXTURES

Property, equipment and fixtures are comprised as follows:

                                    July 27,2002     July 28,2001
     Land and buildings             $ 60,106,320     $ 52,798,551
     Store fixtures and equipment     70,149,558       62,162,318
     Leasehold improvements           36,628,394       30,828,130
     Leased property under capital
      leases                           8,597,869       10,334,892
     Construction in progress                  -        5,350,765
     Vehicles                          1,584,823        1,430,969
                                     -----------      -----------
                                     177,066,964      162,905,625
 Less accumulated depreciation
 and amortization                     78,393,373       76,397,253
                                     -----------      -----------
 Property, equipment and
  fixtures - net                    $ 98,673,591     $ 86,508,372
                                     ===========      ===========


Interest cost capitalized amounted to $171,000 in fiscal 2002 and $389,000 in fiscal 2001 (none in fiscal 2000). Amortization of leased property under capital leases is included in depreciation and amortization expense.


Notes to Consolidated Financial Statements
(Continued)

NOTE 3 - RELATED PARTY INFORMATION
     The Company's ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 17.4% of the outstanding shares of Wakefern. The investment is pledged as collateral for any obligations to Wakefern. In addition, this obligation is personally guaranteed by the principal shareholders of the Company. The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, the Company is required to pay Wakefern's profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. The Company also has an investment of approximately 10% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides the Company with liability and property insurance coverage.
     The Company purchases substantially all of it's merchandise from Wakefern. Wakefern distributes as a "patronage dividend" to each member a share of earnings of Wakefern in proportion to the dollar volume of business done by the member with Wakefern during the year. Patronage dividends, which are recorded as a reduction of cost of sales, amounted to $9,610,000, $8,551,000 and $8,658,000 in fiscal 2002, 2001 and 2000, respectively.
     Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern up to a maximum of $550,000. At July 27, 2002, the Company's indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,388,093. Installment payments are due as follows: 2003 - $422,760; 2004 - $353,345; 2005 - $182,000; 2006 - $182,000; 2007 - $101,000; and
thereafter - $146,988. The Company will receive additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.
     Wakefern provides the Company with support services in numerous administrative functions. These services include advertising, insurance, supplies, technology support, equipment purchasing and coupon processing. Additionally, the Company has certain related party leases (see Note 6) and demand deposits invested at Wakefern (see Note 1).

NOTE 4 - NOTES PAYABLE

                                       July 27,        July 28,
                                         2002           2001
Senior notes payable (a)             $30,000,000     $30,000,000
Notes payable, interest
 at 4.39% to 7.90%, payable in
 monthly installments
 through December 2008,
 collateralized by certain
 equipment                             8,864,265       7,692,791
                                      ----------      ----------
                                      38,864,265      37,692,791

Less current portion                   2,094,816       1,661,359
                                      ----------      ----------
                                     $36,769,449     $36,031,432
                                      ==========      ==========


Aggregate principal maturities of notes payable as of July 27, 2002 are as follows:

         Year ending July:
                2003                $2,094,816
                2004                 6,088,996
                2005                 5,969,209
                2006                 5,367,436
                2007                 5,260,174
                Thereafter          14,083,634


     (a) On September 16, 1999, the Company issued $30,000,000 of
8.12% unsecured Senior Notes. Interest on these notes is due semi-annually. The principal is due in seven equal annual installments beginning September 16, 2003 and ending September 16, 2009.
     On September 16, 1999, the Company also entered into an unsecured revolving loan agreement in the amount of $15,000,000. This agreement expires September 16, 2004. The revolving credit line can be used for any purpose except new store construction. Indebtedness under this agreement bears interest at the prime rate or at the Eurodollar rate, at the Company's option, plus applicable margins based on the Company's fixed charge coverage ratio. There were no amounts outstanding at July 27, 2002 and July 28, 2001.
     At July 27, 2002, the Company was in compliance with all terms and covenants of all debt agreements. These agreements contain restrictive covenants which, among other matters, specify total debt levels, maintenance of net worth, fixed charge coverage ratios, limitation on payment of dividends and limitation of capital expenditures.
     The revolving loan agreement provides a maximum commitment for letters of credit of $3,000,000 ($1,100,000 outstanding at July 27, 2002) to secure obligations for the Company's self-insured workers' compensation claims and for construction performance guarantees to municipalities.

Notes to Consolidated Financial Statements
(Continued)
     On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (5.19% at July 27, 2002) on a notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The interest rate swap agreement was designated as a fair value hedging instrument. The fair value of this derivative instrument at July 27, 2002 was not material to the consolidated balance sheet. For fiscal 2002, this interest rate swap agreement reduced interest expense by $201,000.

NOTE 5 - INCOME TAXES
     The components of the provision for income taxes are:

                      2002               2001                   2000
Federal:
 Current          $4,886,824         $4,844,006             $4,653,754
 Deferred          1,660,341            241,443                196,583

State:
 Current             459,476            129,442                384,079
 Deferred            367,929             67,221                163,071
                   ---------          ---------              ---------
                  $7,374,570         $5,282,112             $5,397,487
                   =========          =========              =========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                       July 27,               July 28,
                                         2002                   2001
Deferred tax liabilities:
 Tax over book depreciation           $6,917,875              $4,439,205
 Patronage dividend receivable           867,239                 759,106
 Other                                   634,136                 591,339
                                       ---------               ---------
Total deferred tax liabilities         8,419,250               5,789.650
                                       ---------               ---------
Deferred tax assets:
 Amortization of capital leases        1,559,438               1,380,873
 Compensation related costs              789,509                 615,476
 Minimum pension liability               410,605                   --
 Accrual for special charges             783,505                 599,680
 Other                                   289,436                 224,528
                                       ---------               ---------
Total deferred tax assets              3,832,493               2,820,557
                                       ---------               ---------
Net deferred tax liability            $4,586,757              $2,969,093
                                       =========               =========

     Net long-term deferred taxes of $4,537,022 and $2,839,990 are included in other long-term liabilities at July 27, 2002 and July 28, 2001, respectively. Net current deferred taxes of $49,735 and $129,103 are included in accrued expenses at July 27, 2002 and July 28, 2001, respectively.
     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management's opinion, in view of the Company's previous, current and projected taxable income, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 27, 2002 and July 28, 2001.

     The effective income tax rate differs from the statutory federal income tax rate as follows:

                             2002               2001                2000
Statutory federal
 income tax rate             35.0%              35.0%               35.0%
Amortization of intangibles    --                 .6                  .7
State income taxes, net
 of federal tax benefit       2.7                 .9                 2.6
Other                         (.7)               (.6)                 .7
                             ----               ----                ----
Effective income tax rate    37.0%              35.9%               39.0%
                             ====               ====                ====

Notes to Consolidated Financial Statements
(Continued)

NOTE 6 - LONG-TERM LEASES

Description of leasing arrangements
     The Company conducts a major part of its operations from leased facilities, with the majority of initial lease terms ranging from 20 to 30 years. All of the Company's leases expire through fiscal 2059.
     Most of the Company's leases contain renewal options of five years each. These options enable the Company to retain the use of facilities in desirable operating areas. Management expects that in the normal course of business, most leases will be renewed or replaced by other leases. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance, insurance and a percentage of sales in excess of stipulated amounts.
     Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 27, 2002:

                            Capital                          Operating
                             Leases                          Leases
2003                    $ 1,603,380                        $ 5,469,750
2004                      1,603,380                          5,173,918
2005                      1,614,800                          4,994,104
2006                      1,545,789                          4,671,912
2007                      1,107,740                          4,530,494
Thereafter                4,805,290                         62,419,764
                         ----------                         ----------
Minimum lease payments   12,280,379                        $87,259,942
                                                           ===========
Less amount representing
 interest                 5,837,295
                         ----------
Present value of minimum
 lease payments           6,443,084
Less current portion        543,724
                          ---------
                         $5,899,360
                         ==========

     The following schedule shows the composition of total rental expense under operating leases for the following periods:

                                 2002            2001             2000
Minimum rentals              $5,939,763       $5,602,486       $4,554,604
Contingent rentals              907,250          934,970          974,926
                              ---------        ---------        ---------
                             $6,847,013       $6,537,456       $5,529,530
                             ==========       ==========       ==========

Related party leases
     The Company currently leases two supermarkets and its office facility from realty firms partly or wholly-owned by officers of the Company. The office facility lease expires January 31, 2003. Both supermarket leases initial terms expire in fiscal 2006 and contain renewal options. The Company paid aggregate rentals under these leases, including minimum rent and contingent rent, of approximately $1,096,000, $1,152,000 and $1,243,000 for fiscal years 2002, 2001 and 2000, respectively.
     The Company leases the Vineland store from Wakefern, the previous owner, under a sublease agreement which provides for annual rent of $650,000. This sublease expires May 10, 2014 and contains renewal options.

Notes to Consolidated Financial Statements
(Continued)

NOTE 7 - COMMON STOCK

     Class A common stock has one vote per share and is entitled to cash dividends as declared 54% greater than those paid on the Class B common stock. Class B common stock has ten votes per share. Class B common stock is not transferrable except to another holder of Class B common stock or by will or under the laws of intestacy or pursuant to a resolution of the Board of Directors of the Company approving the transfer. Shares of Class B common stock are convertible on a share-for-share basis for Class
A common stock.
     The 1997 Incentive and Non-Statutory Stock Option Plan provides for the granting of options or stock appreciation rights to purchase up to 250,000 shares of the Company's Class A common stock by officers, employees and directors of the Company as designated by the Board of Directors. The Plan requires incentive stock options to be granted at exercise prices equal to the fair value of the Company's stock at the date of grant (110% if the optionee holds more than 10% of the voting stock of the Company), while non-statutory options may be granted at an exercise price less than fair value. All options granted to date were at fair value and are exercisable up to 10 years from the date of the grant.

     The following table summarizes option activity for the following periods:

                       2002                         2001                        2000
                Shares    Weighted avg.      Shares   Weighted avg.      Shares    Weighted avg.
                         exercise price              exercise price               exercise price
Outstanding at
 beginning of
 year           167,000      $10.13          184,400    $10.14           205,300       $10.05
Granted           8,000       23.50                -         -             4,000        13.00
Exercised       (43,800)     (10.18)         (17,400)    10.00           (24,900)       10.00
                -------       -----          -------     -----           -------        -----
Outstanding at
 end of year    131,200      $10.93          167,000    $10.13           184,400       $10.14
                -------       -----          -------     -----           -------        -----
Options
 exercisable
 at end of
 year           123,200      $10.12          167,000    $10.13           180,400       $10.08
                -------       -----          -------     -----           -------        -----


     At July 27, 2002 and July 28, 2001, the weighted-average remaining contractual life of outstanding options was 5.3 and 6.3 years, respectively, and the exercise prices ranged from $10.00 to $23.50.
     In accordance with the provisions of Statement 123, the Company applied APB 25's intrinsic value method of accounting for stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee may pay to acquire the stock. As all stock options have been granted at an exercise price equal to the fair value of the Company's stock at the date of grant, no compensation expense has been recorded in the Company's consolidated financial statements.
     If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by Statement 123, fiscal 2002, 2001 and 2000 results would be reduced to the following pro forma amounts: net income - $12,487,000, $9,443,000 and $8,412,000; net income per share, basic - $4.08, $3.13 and $2.80; and net income per share, diluted - $3.98, $3.08 and $2.76. The fair value of options granted was estimated at $8.81 in fiscal 2002 and $3.57 in fiscal 2000. The fair value of each option grant is estimated using the Black-Scholes Option Pricing Model with the following assumptions used for fiscal 2002 and 2000 grants: risk-free interest rate of 4.0% and 6.0%; expected life of 6 years; expected dividend rate of zero; and expected volatility of 30.0% and 20.9%.

Notes to Consolidated Financial Statements
(Continued)
NOTE 8 - PENSION PLANS

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

     Net periodic pension cost for the three plans include the following components:

                                   2002           2001              2000
Service cost                    $685,123        $624,916          $523,532
Interest cost on
projected benefit
obligation                       781,815         690,064           712,678
Expected return on
plan assets                     (703,705)       (855,794)         (881,218)
Net amortization and deferral     10,078          (8,662)         ( 12,052)
                                 -------         -------           -------
Net periodic pension cost       $773,311        $450,524          $342,940
                                ========        ========          ========

     The changes in benefit obligations and the reconciliation of the funded status of the Company's plans to the consolidated balance sheets were as follows:

                                                 2002             2001

Change in Benefit Obligation:
Benefit obligation at beginning of year      $10,726,263      $10,960,792
Service cost                                     685,123          624,916
Interest cost                                    781,815          690,064
Benefits paid                                   (474,904)        (425,333)
Actuarial loss (gain)                            420,982       (1,124,176)
                                              ----------       ----------
Benefit obligation at end of year            $12,139,279      $10,726,263
                                             ===========      ===========

Change in Plan Assets:
Fair value of plan at beginning of year      $ 9,438,298      $10,217,541
Actual return on plan assets                  (1,051,284)        (430,372)
Employer contributions                           129,843           76,462
Benefits paid                                   (474,904)        (425,333)
                                               ---------        ---------
Fair value of plan assets at end of year      $8,041,953       $9,438,298
                                              ==========       ==========

Fair value of plan assets (less) than
 benefit obligation                          $(4,097,326)     $(1,287,965)
Unrecognized prior service cost                  179,943          133,191
Unrecognized net actuarial loss                3,122,193          761,695
Adjustment required to recognize
 minimum liability                            (1,206,455)               -
                                              ----------        ---------
Accrued pension cost                         $(2,001,645)      $ (393,079)
                                             ===========       ==========
Amounts recognized in the
 consolidated balance sheets:
Accrued pension cost                         $(2,001,645)      $ (393,079)
Intangible asset                                 179,943                -
Accumulated other comprehensive loss             615,907                -
                                             ===========       ==========


     Plan assets are invested principally in government securities, common stocks and mutual funds.

     Assumptions used in determining the net fiscal 2002, 2001 and 2000 periodic pension cost were as follows:

                                        2002           2001             2000
Assumed discount rate                   7.25%          7.25%           7.25%
Assumed rate of increase
 in compensation levels                 4%             4%              4%
Expected rate of return on
plan assets                             7.5%           8.0 to 8.5%     8.0 to 8.5%


     The Company also participates in several multiemployer pension plans and a defined contribution plan for which the fiscal 2002, 2001 and 2000 contributions were $2,513,000, $1,989,000 and $1,922,000, respectively.

Notes to Consolidated Financial Statements
(Continued)
NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 10 - Subsequent Event

     On September 19, 2002, the Company entered into an agreement with a real estate investment trust (the "REIT"). The Company's purpose in entering into this agreement is to provide for the development of an 80,000 sq. ft. replacement store in Somers Point, NJ with minimal cash outlay by the Company, and to ensure continued occupancy of the Springfield, NJ store and the Company's headquarters. This transaction, while subject to various contingencies, is expected to close in the second quarter of fiscal 2003.
     The Company will sell the land and building currently occupied by the Somers Point store for $3,500,000 to the REIT. The Company will execute a lease with the REIT to continue occupancy of the current Somers Point store until the replacement store is opened. The Company will execute a lease for the replacement store in Somers Point to be constructed by the REIT.
     In addition, the Company will execute long-term leases with the REIT for the Springfield store and the Company's headquarters. These properties are currently leased from a realty company owned by certain officers of the Company (the "Realty Company"). The Company will agree to cancel its current leases with the Realty Company. The combined annual rents of these two new leases are approximately the same as the annual rents of the leases to be cancelled.
     As part of this transaction, the shareholders of the Realty Company are selling their shares in the Realty Company to the REIT. The Realty Company's assets consist substantially of the Springfield store, the Company headquarters and undeveloped land in Somers Point upon which a 130,000 sq. ft. retail center is to be developed by the REIT.
     Based on the terms of the proposed transaction, management believes there will be no material gain or loss recognized from the sale of the Somers Point store and the cancellation of the two leases.

Independent Auditors' Report
The Board of Directors and Shareholders
Village Super Market, Inc.:

     We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 27, 2002 and July 28, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 27, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 27, 2002 and July 28, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in fiscal 2002, which changes its accounting for goodwill and intangible assets.



Short Hills, New Jersey
October 1, 2002

Stock Price and Dividend Information
The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "VLGEA." The table below sets forth the high and low last reported sales price for the fiscal year indicated.

                       Class A Stock

                       High     Low
2002
  4th Quarter        38.75     26.50
  3rd Quarter        36.80     26.20
  2nd Quarter        27.50     19.85
  1st Quarter        20.98     17.75

2001
  4th Quarter        20.20     14.50
  3rd Quarter        14.70     13.50
  2nd Quarter        14.37     13.00
  1st Quarter        13.00     11.75


     As of October 1, 2002, there were 489 holders of record of the Company's Class A common stock.

No dividends were paid during fiscal 2002 and 2001.

Village Super Market, Inc.
CORPORATE DIRECTORY

OFFICERS AND DIRECTORS

PERRY SUMAS
     Chief Executive Officer and President; Director
JAMES SUMAS
     Chairman of the Board; Chief Operating Officer and Treasurer; Director
ROBERT SUMAS
     Executive Vice President and Secretary; Director
WILLIAM SUMAS
     Executive Vice President; Director
JOHN SUMAS
     Executive Vice President; Director
CAROL LAWTON
     Vice President and Assistant Secretary
KEVIN BEGLEY
     Chief Financial Officer
GEORGE J. ANDRESAKES
     Director
JOHN J. McDERMOTT
     Director
Steven CRYSTAL
     Director

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

AUDITORS
     KPMG LLP
     150 John F. Kennedy Parkway
     Short Hills, New Jersey 07078

FORM 10-K

Copies of the Company's Form 10-K as filed with the Securities and Exchange Commission are available without charge upon written request to:

Mr. Robert Sumas, Secretary
Village Super Market, Inc.
733 Mountain Avenue
Springfield, New Jersey 07081

Exhibit 21


                          SUBSIDIARIES OF REGISTRANT


     The Company has two wholly-owned subsidiaries at July 27, 2002. Village Super Market of PA, Inc., which is organized under the laws of Pennsylvania and Village Super Market of NJ, L.P., which is organized under the laws of New Jersey.

     The financial statements of all subsidiaries are included in the Company's consolidated financial statements.

Exhibit 23

Independent Auditors' Consent

The Board of Directors
Village Super Market, Inc.:

We consent to incorporation by reference in the Registration
Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 1, 2002, with respect to the consolidated balance sheets of Village Super Market, Inc. as of July 27, 2002 and July 28, 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 27, 2002, which report is incorporated herein by reference in the July 27, 2002 annual report on Form 10-K of Village Super Market, Inc.

Our report refers to a change in accounting for goodwill and intangible assets.

                                                  /s/  KPMG LLP

Short Hills, New Jersey
October 24, 2002

Exhibit 99


                        VILLAGE SUPER MARKET, INC.
             REPORTS RESULTS FOR THE FOURTH QUARTER & YEAR ENDED
                             JULY 27, 2002

Contact:     Kevin Begley, C.F.O.
            (973) 467-2200, Ext. 220

Springfield, New Jersey - October 1, 2002 - Village Super Market, Inc. (NSD-VLGEA) reported sales and net income for the fourth quarter and year ended July 27, 2002, Perry Sumas, President announced today.

Net income was $3,875,000 ($1.23 per diluted share) in the fourth quarter of fiscal 2002, an increase of 9% from the prior year. Net income increased due to a substantial sales increase and improved gross profit percentages, partially offset by increased operating expenses. Sales in the fourth quarter were $225,345,000, an increase of 7.0% from the prior year. Same store sales increased 3.0%, which was mostly attributable to substantially improved sales in three stores in the general area of the closed Ventnor store.

Although the fourth quarter same store sales increase of 3.0% is well above that experienced by other supermarket chains recently, it is below the 4.8% same store sales increase we experienced for the first nine months of this fiscal year. A total of five competitive openings affecting eight Village stores occurred in the latter part of fiscal 2002. These competitive openings, and the increased promotional spending in response to these competitive openings, along with recent softening in the economy, are expected to reduce the same store sales increase in the first quarter of fiscal 2003 to approximately .5% to 1.5%. Based on the above factors, and a comparison to a very strong first quarter last year, we believe it will be difficult to match the earnings level achieved in the October 2001 quarter.

Net income for the fiscal year increased to $12,558,000 ($4.00 per diluted share), an increase of 33% from the prior year. Excluding non-cash impairment charges in both fiscal years, net income increased 28%. The increase in net income for the fiscal year was primarily attributable to increased same store sales and increased gross profit percentages, partially offset by increased operating expenses. Sales for the year were $883,337,000, an increase of 7.6% from the prior year. Same store sales increased 4.3%.

Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter and year ended
July 27, 2002:


                                        July 27, 2002   July 28, 2001
                                                Quarter Ended
Sales                                   $225,345,000    $210,666,000
Net Income                              $  3,875,000    $  3,556,000
Net Income Per Share - Basic            $       1.26    $       1.17
Net Income Per Share - Diluted          $       1.23    $       1.15


                                                 Year Ended
Sales                                   $883,337,000    $820,627,000
Net Income                              $ 12,558,000    $  9,443,000
Net Income Per Share - Basic            $       4.11    $       3.13
Net Income Per Share - Diluted          $       4.00    $       3.08



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



Exhibit 99.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Village Super Market, Inc. (the "Company") on Form 10-K for the period ending July 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Principal Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1   The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ James Sumas
                                        James Sumas
                                        Principal Executive Officer
                                        October 24, 2002


Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Village Super Market, Inc. (the "Company") on Form 10-K for the period ending July 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                /s/ Kevin Begley
                                    Kevin Begley
                                    Chief Financial Officer &
                                    Principal Accounting Officer
                                    October 24, 2002