Form 10-Q
period 2002-10-26
VILLAGE SUPER MARKET INC
filed 2002-12-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended:  October 26, 2002

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
Yes  X    No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                              	      December 4, 2002
      Class A Common Stock, No Par Value        	1,485,700 Shares
    	Class B Common Stock, No Par Value        	1,594,076 Shares


The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.






                       VILLAGE SUPER MARKET, INC.

                                INDEX



PART I 									          PAGE NO.

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets . . . . . . . . . . .      3

         Consolidated Condensed Statements of Income . . . . . . . .      4

         Consolidated Condensed Statements of Cash Flows . . . . . .      5

         Notes to Consolidated Condensed Financial Statements  . . .     6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .     8-11

Item 3.  Quantitative & Qualitative Disclosures about Market Risk. .      11

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .    11-12


PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .      12

         Signatures . . . . . . . . . . . . . . . . . . . . . . . .      13








                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)

                                               October 26,       July 27,
      						        2002             2002
ASSETS					           (Unaudited)
Current assets
 Cash and cash equivalents			     $  29,729	     $  33,770
 Merchandise inventories				  34,175	        33,780
 Patronage dividend receivable		         3,843	         2,196
 Other current assets					   6,391 	         6,862
                                                --------          --------
  Total current assets					  74,138	        76,608

Property, equipment and fixtures, net 		  99,692	        98,674

Investment in related party, at cost	        13,663	        13,663

Goodwill                                          10,605	        10,605

Other assets					         4,554	         4,503
                                                --------          --------
  TOTAL ASSETS					     $ 202,652	     $ 204,053
                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt	           $   7,347	     $   3,061
 Accounts payable to related party		        29,187	        30,631
 Accounts payable and accrued expenses	        20,523	        22,705
                                                --------          --------
     Total current liabilities			  57,057	        56,397

Long-term debt					        38,604	        43,634
Other liabilities				               7,047	         6,579
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares			        18,411	        18,411
 Class B common stock - no par value,
   issued and outstanding 1,594,076 shares         1,035	         1,035
 Retained earnings				        84,948	        82,517
 Accumulated other comprehensive loss		   ( 616)	         ( 616)
 Less cost of Class A treasury shares
  (277,100 shares at October 26, 2002 and
   282,200 shares at July 27, 2002)		        (3,834)	        (3,904)
                                                --------           -------
  Total shareholders' equity			        99,944	        97,443
                                                --------           -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 202,652	     $ 204,053
                                               =========         =========

See accompanying Notes to Consolidated Condensed Financial Statements.



			VILLAGE SUPER MARKET, INC.
		CONSOLIDATED CONDENSED STATEMENTS OF INCOME
	      (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                                         13 Weeks Ended    13 Weeks Ended
                                        October 26, 2002   October 27, 2001
Sales						      $   216,538	      $   210,831

Cost of sales					    162,505	          158,315
                                           ----------        ----------
Gross profit					     54,033  	     52,516

Operating and administrative
 expense					           46,941	           45,186

Depreciation and amortization                   2,203	            1,837

Non-cash impairment charge		                -               640
                                           ----------        ----------
Operating income					      4,889	            4,853

Interest expense, net			              779	              645
                                           ----------        ----------
Income before
 income taxes					      4,110             4,208

Income taxes					      1,660             1,587
                                           ----------        ----------
Net income					      $     2,450        $    2,621
                                          ===========        ==========
Net income per share:
  Basic					      $       .80        $      .86
  Diluted					      $       .78	       $      .84
                                          ===========        ==========


See accompanying Notes to Consolidated Condensed Financial Statements.


                     VILLAGE SUPER MARKET, INC.
	    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                                     13 Wks. Ended    13 Wks. Ended
                                       	           Oct. 26, 2002    Oct. 27, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             	            $    2,450      $    2,621
  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
  Depreciation and amortization				     2,203           1,837
  Non-cash impairment charge				               -             640
  Deferred taxes					                   350              75
  Provision to value inventories at LIFO		             100             200
  Changes in assets and liabilities:
   (Increase) in merchandise inventories	                  (495)  	  (1,844)
   (Increase) in patronage dividend receivable		    (1,647)           (863)
   (Increase) decrease in other current assets		       471        (  1,180)
   (Increase) decrease in other assets			      ( 61)	           258
   Increase (decrease) in accounts
     payable to related party			                (1,444)          3,167
   Increase (decrease) in accounts payable and
     accrued expenses				                (2,182)          1,784
   Increase in other liabilities			             118 	            98
                                                      ----------      ----------
Net cash (used in) provided by operating activities         (137)	         6,793
                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures				              (  3,211)      (   5,394)
                                                      ----------      ----------
Net cash used in investing activities		        (  3,211)      (   5,394)
                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options	                    51   	     163
 Principal payments of long-term debt		        (    744)      (     694)
                                                      ----------      ----------
 Net cash used in financing activities		        (    693)      (     531)
                                                      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS				              (  4,041)	           868

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD					          33,770	        31,156
                                                      ----------      ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD				                  $   29,729      $   32,024
                                                      ==========      ==========

NON-CASH SUPPLEMENTAL DISCLOSURES:
  Investment in related party		                  $        -      $      550

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
  Interest (net of amounts capitalized)	            $    1,481      $    1,655
  Income taxes					            $        -      $       30


See accompanying Notes to Consolidated Condensed Financial Statements.


                   VILLAGE SUPER MARKET, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)

1.	In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 26, 2002 and the consolidated results of operations and cash flows for the periods ended October 26, 2002 and October 27, 2001.

      The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2002 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

2.	The results of operations for the period ended October 26, 2002 are not necessarily indicative of the results to be expected for the full year.

3. At both October 26, 2002 and July 27, 2002, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,462,000 and $9,362,000 higher than reported at October 26, 2002 and July 27, 2002, respectively.

4.	The number of common shares outstanding for calculation of net income per share is as follows:

                                          October 26,    	October 27,
                                             2002   		   2001
Weighted average shares
   outstanding - basic		            3,076,108		 3,037,479
Dilutive effect of employee
   stock options          	               69,984 	          71,451
                                          ---------          ---------
Weighted average shares
   outstanding - diluted	            3,146,092 		 3,108,930
                                          =========          =========




5.        Adoption of New Accounting Standards


	Effective July 28, 2002, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The implementation of this statement had an immaterial effect on the consolidated financial statements of the Company.

	Effective July 28, 2002, the Company adopted the provisions of FASB Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of
discontinued operations to include more disposal transactions.   The
implementation of this statement did not have any impact on the consolidated financial statements of the Company.

	Effective July 28, 2002, the Company adopted the provisions of FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The implementation of this statement did not have any impact on the consolidated financial statements of the Company.

      In November 2002, the FASB Emerging Issues Task Force(EITF) reached a consensus with respect to EITF Issue No. 02-16, "Accounting for Consideration Given by a Vendor to a Customer." This consensus includes a presumption that cash consideration received by a customer from a vendor be treated as a reduction of cost of sales in the customer's income statement. As the Company already accounts for such consideration as a reduction of cost of sales, this EITF has no impact on the Company's financial statements.




ITEM 2.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

           Sales were $216,538,000 in the first quarter of fiscal 2003, an increase of 2.7% from the prior year. On September 26, 2001, the Company
opened a 59,000 sq. ft. store in Garwood, NJ.   On March 6, 2002, the Company
opened a 64,000 sq. ft. store in Hammonton, NJ. On February 5, 2002, the Company closed a 55,000 sq. ft. store in Ventnor, NJ. Excluding the above
stores, same store sales increased .3% in the first quarter.   Same stores
sales increased less than recent fiscal years due to a substantial number of store openings by competitors near the Company's stores in the last six months, a softening of the economy and recently increased levels of promotional activity by supermarket chains in the Company's operating areas. Based on these factors, we expect same store sales in the second quarter of fiscal 2003 of approximately a .5% decline to a 1.0% increase.

	Gross profit as a percentage of sales increased to 25.0% in the first quarter of fiscal 2003 compared to 24.9% in the first quarter last year. Gross profit as a percentage of sales increased due to improved product mix and lower LIFO charges. This increase was partially offset by increased promotional spending and incentives received one year ago in connection with the store opening.

	Operating and administrative expenses as a percentage of sales increased to 21.7% in the first quarter compared to 21.4% in the first quarter last year. The increase is due to increased payroll and fringe benefit costs.

	Depreciation and amortization expense increased in the first quarter of fiscal 2003 compared to the first quarter last year due to depreciation on the substantial fixed asset additions placed in service in fiscal 2002, partially offset by the discontinuance of depreciation on the closed Ventnor store.

	The Company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write off the book value of the equipment of the Ventnor store.

      Interest expense (net) increased in the first quarter of fiscal 2003 compared to the prior year due to the prior year including $171,000 of interest cost capitalized related to the construction of the new store.

	The effective income tax rate increased to 40.4% in the first quarter of fiscal 2003 compared to 37.7% in the first quarter of the prior year. This increase is due to enacted changes in state tax law.

           Net income was $2,450,000 in the first quarter fiscal 2003, a decrease of 7% from the first quarter last year. Excluding a non-cash impairment charge taken in the prior year, net income decreased 19%. This decrease is attributable to minimal same store sales growth, increased operating expense percentages and a higher effective tax rate.


CRITICAL ACCOUNTING POLICIES

	Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inheritently uncertain.

	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of long-lived assets and accounting for patronage dividends earned as a stockholder of Wakefern Food Corp. are described in the Company's Annual Report on Form 10-K for the year ended July 27, 2002. As of October 26, 2002, there have been no material changes to any of the critical accounting policies contained therein.


LIQUIDITY AND CAPITAL RESOURCES

	Net cash used in operating activities was $137,000 for first quarter of fiscal 2003 compared with net cash provided by operating activities of $6,793,000 for the first quarter of the prior fiscal year. This change is attributable to a reduction in accounts payable to related party and accounts payable and accrued expenses in the current fiscal year compared to increases in those categories in the prior fiscal year.

	During the first quarter of fiscal 2003, the Company used cash on hand to fund capital expenditures of $3,211,000 and to make debt payments of $744,000. The largest capital expenditure in the first quarter related to the remodel of the English Creek store.

	Working capital was $17,081,000 at October 26, 2002 compared to $20,211,000 at July 27, 2002. The working capital ratio was 1.30 to 1 at October 26, 2002 compared to 1.36 to 1 at July 27, 2002. The reduction in working capital at October 26, 2002 compared to July 27, 2002 is a result of the inclusion in current liabilities of the $4,286,000 initial principal payment due September 16, 2003 on the Company's $30 million term loan. The Company's working capital needs are reduced since inventory is generally sold by the time payment to Wakefern and other suppliers are due.

	The Company's has budgeted approximately $15,000,000 for capital expenditures in fiscal 2003. In addition to the completion of the English Creek remodel, the Company expects to start two major store expansions this fiscal year. The Company's primary sources of liquidity in fiscal 2003 are expected to be cash on hand at October 26, 2002, operating cash flow and equipment financing. The Company has available a $15,000,000 (none outstanding at October 26, 2002) unsecured revolving credit line, which expires
September 16, 2004.

	There have been no substantial changes as of October 26, 2002 to the contractual obligations described on page 5 of the Company's Anuual Report on Form 10-K for the year ended July 27, 2002.


RELATED PARTY TRANSACTIONS

	A description of the Company's transactions with Wakefern Food Corp., its principal supplier, and with other related parties is included on page 6 of the Company's Annual Report on Form 10-K for the year ended July 27, 2002. There have been no significant changes in the Company's relationship or transactions with these related parties during the first quarter of fiscal 2003.


FORWARD-LOOKING STATEMENTS:

     This Form 10-Q contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives and other risk factors detailed herein and in other filings of the Company.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of October 26, 2002, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month
LIBOR plus 3.36%(5.19% at October 26, 2002) on a notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. A 100 basis point increase in interest rates, applied to the Company's borrowings at October 26, 2002, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $100,000.

	At October 26, 2002, the Company had demand deposits of $16,459,000 earning interest at prime less 2.5% which are exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES

	As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer along with the Company's Chief Financial Officer. Based upon the evaluation, the Company's Principal Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

           	Exhibit 28(a) - Press Release dated December 2, 2002

            Exhibit 99.1   Certification

            Exhibit 99.2   Certification


     6(b)   Reports on Form 8-K.

            None





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Village Super Market, Inc.
                                     	 Registrant




Date:  December 4, 2002	                   /s/ James Sumas
                                           James Sumas
                                      	(Principal Executive Officer)





Date:  December 4, 2002	                   /s/ Kevin R. Begley
                                           Kevin R. Begley
           	                  	      (Chief Financial Officer)








Certification


I, Kevin Begley, certify that:

   1.	  I have reviewed this quarterly report on Form 10-Q of Village Super
        Market, Inc.;

   2.	  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.	  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


        a)	    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)	    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

        c)	    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

   5.	  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)	    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: December 4, 2002

			                        /s/ Kevin Begley
						      Kevin Begley
						      Chief Financial Officer





Certification


I, James Sumas, certify that:

   1.	  I have reviewed this quarterly report on Form 10-Q of Village Super
        Market, Inc.;

   2.	  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.	  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4.	  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


        a.	    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b.	    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

        c.	    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

   5.	  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a.	    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b.	    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6.	  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: December 4, 2002

	                                          /s/ James Sumas
				                        James Sumas
						            Principal Executive Officer






                     VILLAGE SUPER MARKET, INC.
              REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                        OCTOBER 26, 2002


Contact:		Kevin Begley, C.F.O.
			(973) 467-2200,  Ext. 220

	Springfield, New Jersey - December 2, 2002 - Village Super Market, Inc. (NSD-VLGEA) reported sales and net income for the first quarter ended October 26, 2002, Perry Sumas, President, announced today.

	Net income was $2,450,000 ($.78 per diluted share) in the first quarter of fiscal 2003, a decline of 7% from the first quarter of the prior year. Excluding a non-cash impairment charge in the prior year, net income declined 19%. The decline in net income in the quarter was primarily attributable to a minimal same store sales increase, increased operating expense percentages and a higher effective tax rate.

	Sales in the first quarter were $216,538,000, an increase of 2.7% from the prior year. Same store sales increased .3%. Same store sales increased less than recent fiscal years due to a substantial number of store openings by competitors near the Company's stores in the last six months, a softening of the economy, and recently increased levels of promotional activity by supermarket chains in the Company's operating areas. Based on these factors, we expect same store sales of approximately a .5% decline to a 1.0% increase in the second quarter of fiscal 2003. As a result of this more challenging environment, we believe it will be difficult to match the earnings level achieved in the second quarter of the prior fiscal year.

        Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania. The following table summarizes the results for the quarter ended October 26, 2002.


					     13 Weeks Ended           13 Weeks Ended
					    October 26, 2002         October 27, 2001
Sales					     $  216,538,000	      $  210,831,000
Net Income		                 $    2,450,000	      $    2,621,000
Net Income per share-Basic         $          .80	      $          .86
Net income per share-Diluted	     $          .78	      $          .84



FORWARD- LOOKING STATEMENTS:

	This Press Release to shareholders contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives and other risk factors detailed herein and in the Company's filings with the SEC.


Exhibit 99.1


                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




	In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10Q for the period ending October 26, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Principal Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


        1.	The Report fully complies with the requirements of Section 13 (a)
            or 15 (d) of the Securities Exchange Act of 1934; and

        2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                   /s/ James Sumas
                                   James Sumas
                                   Principal Executive Officer
                                   December 4, 2002




Exhibit 99.2

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




	In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10Q for the period ending October 26, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley, Chief Financial Officer, of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-
Oxley Act of 2002, that:


        3.	The Report fully complies with the requirements of Section 13 (a)
            or 15 (d) of the Securities Exchange Act of 1934; and

        4.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                       /s/ Kevin Begley
                                       Kevin Begley
                                       Chief Financial Officer
                                       December 4, 2002