Form 10-Q/A
period 2002-10-26
VILLAGE SUPER MARKET INC
filed 2002-12-12
CIK 103595

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








                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)

                                               October 26,          July 27,
                                                  2002                2002
ASSETS                                         (Unaudited)
Current Assets
 Cash and cash equivalents                     $  29,729            $  33,770
 Merchandise inventories                          34,175               33,780
 Patronage dividend receivable                     3,843                2,196
 Other current assets                              6,391                6,862
                                                --------             --------
  Total current assets                            74,138               76,608

Property, equipment and fixtures, net             99,692               98,674

Investment in related party, at cost              13,663               13,663

Goodwill                                          10,605               10,605

Other assets                                       4,554                4,503
                                                --------            ---------
 TOTAL ASSETS                                  $ 202,652            $ 204,053
                                               =========            =========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
 Current portion of long-term debt             $   7,347            $   3,061
 Accounts payable to related party                29,187               30,631
 Accounts payable and accrued expenses            20,523               22,705
                                               ---------            ---------
  Total current liabilities                       57,057               56,397

Long-term debt                                    38,604               43,634
Other liabilities                                  7,047                6,579
Shareholders' equity
 Class A common stock - no par value,
  issued 1,762,800 shares                         18,411               18,411
 Class B common stock - no par value,
  issued and outstanding 1,594,076 shares          1,035                1,035
 Retained earnings                                84,948               82,517
 Accumulated other comprehensive loss            (   616)             (   616)
 Less cost of Class A treasury shares -
  (277,100 shares at October 26,2002 and
   282,200 shares at July 27,2002)               ( 3,834)             ( 3,904)
                                                --------             --------
  Total shareholders' equity                      99,944               97,443
                                                --------             --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 202,652            $ 204,053
                                                ========             ========


See accompanying Notes to Consolidated Condensed Financial Statements.



			VILLAGE SUPER MARKET, INC.
		CONSOLIDATED CONDENSED STATEMENTS OF INCOME
	      (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                                              13 Weeks Ended         13 Weeks Ended
                                             October 26, 2002       October 27, 2001
Sales                                           $  216,538             $  210,831

Cost of Sales                                      162,505                158,315
                                                 ---------              ---------
Gross Profit                                        54,033                 52,516

Operating and administrative expense                46,941                 45,186

Depreciation and amortization                        2,203                  1,837

Non-cash impairment charge                             -                      640
                                                 ---------              ---------
Operating income                                     4,889                  4,853

Interest expense, net                                  779                    645
                                                 ---------              ---------
Income before income taxes                           4,110                  4,208

Income taxes                                         1,660                  1,587
                                                 ---------              ---------
Net Income                                      $    2,450             $    2,621
                                                 =========              =========
Net income per share:
 Basic                                          $      .80             $      .86
 Diluted                                        $      .78             $      .84
                                                 =========              =========


See accompanying Notes to Consolidated Condensed Financial Statements.


                     VILLAGE SUPER MARKET, INC.
	    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Dollars in Thousands)
                           (Unaudited)
                                              13 Weeks Ended        13 Weeks Ended
                                             October 26, 2002      October 27, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  2,450               $  2,621
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
 Depreciation and amortization                      2,203                  1,837
 Non-cash impairment charge                           -                      640
 Deferred taxes                                       350                     75
 Provision to value inventories at LIFO               100                    200
 Changes in assets and liabilities:
  (Increase) in merchandise inventories              (495)                (1,844)
  (Increase) in patronage dividend receivable      (1,647)                  (863)
  (Increase) decrease in other current assets         471                 (1,180)
  (Increase) decrease in other assets                 (61)                   258
  Increase (decrease) in accounts payable
    to related party                               (1,444)                 3,167
  Increase (decrease) in accounts payable
    and accrued expenses                           (2,182)                 1,784
  Increase in other liabilities                       118                     98
                                                 --------               --------
Net cash (used in ) provided by
 operating activities                                (137)                 6,793
                                                 --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                             ( 3,211)               ( 5,394)
                                                 --------               --------
Net cash used in investing activities             ( 3,211)               ( 5,394)
                                                 --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options               51                    163
 Principal payments of long-term debt             (   744)               (   694)
                                                 --------               --------
 Net cash used in financing activities            (   693)               (   531)
                                                 --------               --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 ( 4,041)                   868

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               33,770                 31,156
                                                 --------               --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                  $  29,729              $  32,024
                                                 ========               ========
NON-CASH SUPPLEMENTAL DISCLOSURES:
 Investment in related party                    $    -                 $     550

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
 Interest (net of amounts capitalized)          $   1,481              $   1,655
 Income taxes                                         -                       30


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