Form 10-Q
period 2003-01-25
VILLAGE SUPER MARKET INC
filed 2003-03-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549
                                       FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  January 25, 2003

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
Yes   X_         No  __

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                  March 4, 2003
     Class A Common Stock, No Par Value	     	  1,491,200 Shares
     Class B Common Stock, No Par Value	     	  1,594,076 Shares


The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.




VILLAGE SUPER MARKET, INC.

INDEX


PART I                                                          PAGE NO.

FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets . . . . . . . . .       3

         Consolidated Condensed Statements of Income . . . . . .       4

         Consolidated Condensed Statements of Cash Flows . . . .       5

         Notes to Consolidated Condensed Financial Statements. .     6 - 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .     8- 11

Item 3.  Quantitative & Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . .      12

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . .     12-13


PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .      14

         Signatures. . . . . . . . . . . . . . . . . . . . . . .      15




                          PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  VILLAGE SUPER MARKET, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Dollars in Thousands)

                                                  January 25,        July 27,
                                                     2003             2002
ASSETS                                            (Unaudited)
Current assets
 Cash and cash equivalents                        $  45,133        $  33,770
 Merchandise inventories                             34,381           33,780
 Patronage dividend receivable                          709            2,196
 Other current assets                                 5,948            6,862
                                                    -------          -------
     Total current assets                            86,171           76,608

Property, equipment and fixtures, net               100,052           98,674

Investment in related party, at cost                 13,756           13,663

Goodwill                                             10,605           10,605

Other assets                                          4,740            4,503
                                                    -------          -------
    TOTAL ASSETS                                  $ 215,324        $ 204,053
                                                    =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                $   7,337        $   3,061
 Accounts payable to related party                   33,865           30,631
 Accounts payable and accrued expenses               24,637           22,705
                                                  ---------          -------
    Total current liabilities                        65,839           56,397

Long-term debt                                       37,931           43,634
Other liabilities                                     7,515            6,579
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                           18,411           18,411
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding              1,035            1,035
 Retained earnings                                   88,966           82,517
 Accumulated other comprehensive loss                  (616)            (616)
 Less cost of Class A treasury shares
   (271,600 shares at January 25, 2003
   and 282,200 shares at July 27, 2002)              (3,757)          (3,904)
                                                    -------          -------
    Total shareholders' equity                      104,039           97,443
                                                    -------          -------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $ 215,324        $ 204,053
                                                   ========         ========


See accompanying Notes to Consolidated Condensed Financial Statements.


                                 VILLAGE SUPER MARKET, INC.
                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (Dollars in Thousands Except Per Share Amounts)
                                           (Unaudited)


                          13 Wks. Ended     13 Wks. Ended     26 Wks. Ended    26 Wks. Ended
                          Jan. 25, 2003     Jan. 26, 2002     Jan. 25, 2003    Jan. 26, 2002

Sales                      $   233,911       $   230,636       $   450,449       $   441,468

Cost of sales                  176,020           173,100           338,525           331,415
                               -------           -------           -------           -------
Gross profit                    57,891            57,536           111,924           110,053

Operating and
 administrative
 expense                        49,650            48,988            96,591            94,175

Depreciation and
 amortization                    2,256             1,921             4,459             3,758

Non-cash impairment
 charge                           ----              ----              ----               640
                               -------           -------           -------           -------

Operating income                 5,985             6,627            10,874            11,480

Interest expense, net              844               843             1,623             1,488

Income from partnerships         1,639              ----             1,639              ----
                               -------           -------           -------           -------
Income before
 income taxes                    6,780             5,784            10,890             9,992

Income taxes                     2,740             2,060             4,400             3,647
                               -------           -------            ------            ------
Net income                 $     4,040       $     3,724       $     6,490       $     6,345
                            ==========        ==========        ==========        ==========
Net income
 per share:

  Basic                    $      1.31        $     1.22       $      2.11       $      2.08
  Diluted                  $      1.28        $     1.19       $      2.06       $      2.03



See accompanying Notes to Consolidated Condensed Financial Statements.


                                 VILLAGE SUPER MARKET, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)
                                       (Unaudited)
                                                  26 Weeks Ended        26 Weeks Ended
                                                 January 25, 2003      January 26, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     6,490           $     6,345
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                         4,459                 3,758
  Non-cash impairment charge                             ----                   640
  Deferred taxes                                          700                   150
  Provision to value inventories at LIFO                  200                   400
  Changes in assets and liabilities:
   (Increase) in merchandise inventories            (     801)             (  2,644)
   Decrease in patronage dividend receivable            1,487                 1,829
   (Increase) decrease in other current assets            914              (    238)
   (Increase) decrease in other assets              (     257)                   52
   Increase in accounts payable to related party        3,234                 6,831
   Increase in accounts payable and accrued expenses    1,932  		      3,083
   Increase in other liabilities                          236                   197
                                                     --------              --------
Net cash provided by operating activities              18,594                20,403
                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (  5,817)              (11,510)
                                                     --------              --------
Net cash used in investing activities                (  5,817)              (11,510)
                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                -----                 3,000
Proceeds from exercise of stock options                   106                   278
Principal payments of long-term debt                (   1,520)              ( 1,375)
                                                    ---------              --------
Net cash provided by (used in) financing activities (   1,414)		      1,903
                                                    ---------              --------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                  11,363                10,796

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                   33,770                31,156
                                                    ---------             ---------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                    $    45,133            $   41,952
                                                   ==========             =========
SUPPLEMENTAL DISCLOSURE OF CASH
 PAYMENTS FOR:
 Interest (net of amounts capitalized)            $     1,886            $    1,902
 Income taxes                                     $       300            $    3,276

NON-CASH SUPPLEMENTAL DISCLOSURE:
 Investment in related party                      $        93            $      550


See accompanying Notes to Consolidated Condensed Financial Statements.



                                VILLAGE SUPER MARKET, INC.

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 25, 2003 and the consolidated results of operations and cash flows for the periods ended January 25, 2003 and January 26, 2002.

        The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2002 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

2. The results of operations for the period ended January 25, 2003 are not necessarily indicative of the results to be expected for the full year.

3. At both January 25, 2003 and July 27, 2002, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,562,000 and $9,362,000 higher than reported at January 25, 2003 and July 27, 2002, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                             13 Weeks Ended              26 Weeks Ended
                                           1/25/03     1/26/02         1/25/03     1/26/02
Weighted average shares
 outstanding - basic                      3,082,468   3,050,598       3,079,289   3,044,040
Dilutive effect of employee
 stock options                               67,385      81,395          68,684      76,423
                                          ---------   ---------       ---------   ---------
Weighted average shares
 outstanding - diluted                    3,149,853   3,131,993       3,147,973   3,120,463
                                          =========   =========       =========   =========



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

       Effective July 28, 2002, the Company adopted the provisions of FASB Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The implementation of this statement did not have any impact on the consolidated financial statements of the Company.

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

       In November 2002, the FASB Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 02-16, "Accounting for Consideration Given by a Vendor to a Customer." This consensus includes a presumption that cash consideration received by a customer from a vendor is to be treated as a reduction of cost of sales in the customer's income statement. As the Company already accounts for such consideration as a reduction of cost of sales, this EITF has no impact on the Company's consolidated financial statements.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


       Sales were $233,911,000 in the second quarter of fiscal 2003, an increase of 1.4% from the prior year. Same store sales increased 2.2% from the prior year. Same store sales exclude the Hammonton, NJ store opened on March 6, 2002 and the Ventnor, NJ store closed on February 5, 2002. Approximately half of the same store sales increase is due to higher sales at the Garwood, NJ store, which opened September 26, 2001, and is included in same store sales for the first time in the second quarter of fiscal 2003. Sales were $450,449,000 for the six month period of fiscal 2003, an increase of 2.0% from the prior year. Same store sales increased 1.3% for the first six months of fiscal 2003.

       Same store sales increased less this fiscal year than in recent fiscal years due to a substantial number of store openings by competitors near the Company's stores in the last year, a softening of the economy and increased levels of promotional activity in New Jersey. The Company estimates that the timing of the 2003 Super Bowl occurring in the second fiscal quarter as compared to the 2002 Super Bowl occurring in the third fiscal quarter, increased sales by .5% in the second quarter. Based on the factors mentioned above, we expect same store sales in the third quarter of fiscal 2003 to be flat to a 1.5% increase.

       Gross profit as a percentage of sales was 24.7% and 24.8%, respectively, in the second quarter and six month periods of fiscal 2003 compared with 24.9% in both the corresponding prior year periods. Gross profit as a percentage of sales decreased due to higher promotional spending in the current year and incentives received one year ago in connection with the store opening. This decrease was partially offset by improved product mix and lower LIFO charges in the current year.

       Operating and administrative expenses as a percentage of sales were 21.2% and 21.4%, respectively, in the quarter and six month periods of fiscal 2003 compared with 21.2% and 21.3%, respectively, in the corresponding prior year periods. Fiscal 2003 includes increased payroll, fringe benefit, snow removal and heating costs. Professional fees and front-end support costs decreased in fiscal 2003.

       Depreciation and amortization expense increased in the second quarter and six month periods of fiscal 2003 compared to the prior year due to additional depreciation on the substantial fixed asset additions placed in service in fiscal 2002, partially offset by the discontinuance of depreciation on the closed Ventnor store.

       The Company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write-off the book value of the equipment of the Ventnor store.

       Interest expense (net) increased in the six month period of fiscal 2003 compared to the prior year due to the first quarter of fiscal 2002 including $171,000 of interest costs capitalized related to the construction of the new store.

       The second quarter of fiscal 2003 includes $1,639,000 of distributions received from two partnerships in which the Company is a limited partner. The Company's ownership interest in these partnerships resulted from its leasing of supermarkets in two shopping centers. The Company remains a tenant in one of the shopping centers. The Company's accounting for these partnerships under the equity method has resulted in a zero investment balance in the consolidated financial statements as of January 25, 2003

       The effective income tax rate increased to 40.4% for the second quarter and six month periods of fiscal 2003 compared to 35.6% and 36.5%, respectively, in the corresponding periods of the prior year. This increase is due to enacted changes in state tax law.

       Net income was $4,040,000 in the second quarter of fiscal 2003, an increase of 8.5% from the prior year. Excluding income received from partnerships described above, net income was $3,063,000, a 17.7% decrease from the prior year. This decrease is attributable to lower gross profit percentages, a higher effective tax rate and slower same store sales growth.


CRITICAL ACCOUNTING POLICIES


       Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of long-lived assets and accounting for patronage dividends earned as a stockholder of Wakefern Food Corp. are described in the Company's Annual Report on Form 10-K for the year ended July 27, 2002. As of January 25, 2003, there have been no material changes to any of the critical accounting policies contained therein.


LIQUIDITY AND CAPITAL RESOURCES


       Net cash provided by operating activity was $18,594,000 for the six months ended January 25, 2003 compared with $20,403,000 for the six month period ended January 26, 2002. This change is attributable to smaller increases in accounts payable to related party and accounts payable and accrued expenses in the current fiscal year compared to larger increases to those categories in the prior fiscal year.

       During the first six months of fiscal 2003, the Company had capital expenditures of $5,817,000, made debt payments of $1,520,000 and increased cash on hand by $11,363,000. The largest capital expenditure in the six month period related to the remodel of the English Creek, NJ store.

       Working capital was $20,332,000 at January 25, 2003 compared to $20,211,000 at July 27, 2002. The working capital ratio was 1.31 to one at January 25, 2003 compared to 1.36 to one at July 27, 2002. The Company's working capital needs are reduced since inventory is generally sold by the time payment to Wakefern and other suppliers are due.

       The Company has budgeted approximately $12,000,000 for capital expenditures in fiscal 2003. In addition to the completed English Creek, NJ remodel, the Company expects to start one major store expansion this fiscal year. The Company's primary sources of liquidity in fiscal 2003 are expected to be cash on hand at January 25, 2003 and operating cash flow. The Company has available a $15,000,000(none outstanding at January 25, 2003) unsecured revolving credit line, which expires September 16, 2004.

       There have been no substantial changes as of January 25, 2003 to the contractual obligations discussed on page 5 of the Company's annual report on Form 10-K for the year ended July 27, 2002.


RELATED PARTY TRANSACTIONS


       A description of the Company's transactions with Wakefern Food Corp., its principal supplier, and with other related parties is included on page 6 of the Company's Annual Report on Form 10-K for the year ended July 27, 2002. There have been no significant changes in the Company's relationship or nature of the transactions with these related parties during the twenty-six weeks of fiscal 2003.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED


       In December 2002, the FASB issued Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. The Company has a stock option plan as described more fully in note 7 of the Company's Annual Report on Form 10-K for the year ended July 27, 2002. The Company will present the required disclosures when they become effective under SFAS 148 which, for the Company, will be in its third quarter consolidated financial statements, and in the consolidated financial statements for the year ended July 26, 2003.


FORWARD-LOOKING STATEMENTS:


       This Form 10-Q contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company, the success of operating initiatives and other risk factors detailed herein and in other filings of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of January 25, 2003, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (5.19% at January 25, 2003) on a notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. A 100 basis point increase in interest rates, applied to the Company's borrowings at January 25, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $100,000.

       At January 25, 2003, the Company had demand deposits of $16,540,000 earning interest at prime less 2.5%, which are exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES


       As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon the evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

       Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


	6 (a)	Exhibits

            Exhibit 28(a)    -   Press Release dated February 28, 2003.

            Exhibit 28(b)    -   First Quarter Report to Shareholders
                                 dated December 9, 2002.

            Exhibit 99.1     -   Certification

            Exhibit 99.2     -   Certification


      6 (b) Reports on Form 8-K.

		None




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Village Super Market, Inc.
                                       Registrant



Date:  March 4, 2003                   /s/ James Sumas
                                       James Sumas
                                       (Chief Executive Officer)


Date:  March 4, 2003                   /s/ Kevin R. Begley
                                       Kevin R. Begley
                                       (Chief Financial Officer)



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


       Date: March 4, 2003
                                                /s/ Kevin Begley
                                                Kevin Begley
                                                Chief Financial Officer




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


        Date: March 4, 2003

                                                      /s/ James Sumas
                                                      James Sumas
                                                      Chief Executive Officer


Exhibit 99.1

                                CERTIFICATION PURSUANT TO
                                 18 U.S.C. SECTION 1350
                                 AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10Q for the period ending January 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to
18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     /s/ James Sumas
                                     James Sumas
                                     Chief Executive Officer
                                     March 4, 2003



Exhibit 99.2

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350
                               AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10Q for the period ending January 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley, Chief Financial Officer, of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/ Kevin Begley
                                      Kevin Begley
                                      Chief Financial Officer
                                      March 4, 2003



Exhibit 28(a)
                        VILLAGE SUPER MARKET, INC.
             REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                             JANUARY 25, 2003

Contact:  Kevin Begley, C. F. O.
          (973) 467-2200   Ext. 220

       Springfield, New Jersey :   February 28, 2003 - Village Super
Market, Inc. (NSD-VLGEA) today reported sales and net income for the second quarter ended January 25, 2003.

       Net income was $4,040,000 ($1.28 per diluted share) in the second quarter of fiscal 2003, an increase of 8% from the prior year. Results for the second quarter of fiscal 2003 include $1,639,000 (pre-tax) of income received from interests in two partnerships. Excluding this partnership income, net income in the second quarter of fiscal 2003 was $3,063,000
($.97 per diluted share), an 18% decrease from the prior year. Second quarter results were adversely impacted by increased promotional spending, a sluggish economy and a higher effective tax rate.

       Sales in the second quarter were $233,911,000, an increase of 1.4% from the prior year. Same store sales increased 2.2%. Approximately half of the same store sales increase is due to higher sales at the Garwood, NJ store, which opened September 26, 2001, and is included in same store sales for the first time in the second quarter of fiscal 2003. Same store sales increased less this fiscal year than in recent years due to a substantial number of store openings by competitors near the Company's stores in the last year, a softening of the economy and increased levels of promotional activity in New Jersey. The Company estimates that the timing of the 2003 Super Bowl occurring in the second fiscal quarter as compared to the prior year Super Bowl occurring in the third fiscal quarter, increased sales by .5% in the second quarter.

       Net income for the six month period of fiscal 2003 was $6,490,000 ($2.06 per diluted share), an increase of 2% from the prior year. Excluding the income received from the partnerships described above and a non-cash impairment charge in the prior year, net income declined 18% in the six month period.

       James Sumas, Chief Executive Officer, said "Despite the sluggish economy and intense competition, we were able to achieve positive operating results in the second quarter at the same time many in our industry are
struggling.   We don't anticipate any easing in the competitive climate in the third quarter. In addition, the third quarter will include a negative impact from the recent severe snowstorm and a substantial increase in health insurance costs. We expect same store sales in the third quarter of fiscal 2003 to be flat to a 1.5% increase. Based on these factors, we believe it will be difficult to match the earnings level achieved in the third quarter of the prior fiscal year."

       Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.

       This Press Release contains "forward looking statements" within the meaning of federal securities law. The Company cautions the reader that there are no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives and other risk factors detailed herein and in the Company's filings with the SEC.


                                VILLAGE SUPER MARKET, INC.
                          CONSOLIDATED  STATEMENTS OF INCOME
                     (Dollars in Thousands Except Per Share Amounts)


                             13 Wks. Ended    13 Wks. Ended    26 Wks. Ended    26 Wks. Ended
                             Jan. 25, 2003    Jan. 26, 2002    Jan. 25, 2003    Jan. 26, 2002

Sales                          $   233,911      $   230,636      $   450,449      $   441,468

Cost of sales                      176,020          173,100          338,525          331,415
                                 ---------        ---------        ---------        ---------
Gross profit                        57,891           57,536          111,924          110,053

Operating and
 administrative expense             49,650           48,988           96,591           94,175

Depreciation and amortization        2,256            1,921            4,459            3,758

Non-cash impairment charge            ----             ----             ----              640
                                 ---------        ---------        ---------        ---------
Operating income                     5,985            6,627           10,874           11,480

Interest expense, net                  844              843            1,623            1,488

Income from partnerships             1,639             ----            1,639             ----
                                 ---------        ---------        ---------        ---------

Income before income taxes           6,780            5,784           10,890            9,992

Income taxes                         2,740            2,060            4,400            3,647
                                 ---------        ---------        ---------        ---------
Net income                      $    4,040       $    3,724       $    6,490       $    6,345
	                         =========        =========        =========        =========
Net income per share:
       Basic                    $     1.31        $    1.22        $    2.11        $    2.08
       Diluted                  $     1.28        $    1.19        $    2.06        $    2.03

Gross profit as a % of sales          24.7%            24.9%            24.8%            24.9%

Operating and admin. expenses
 as a % of sales                      21.2%            21.2%            21.4%            21.3%



Exhibit 28(b)


To Our Shareholders:

The Company had net income of $2,450,000 in the first quarter of fiscal 2003, a decrease of 7% from the prior year. Excluding a non-cash impairment charge taken in the prior year, net income decreased 19%. Net income decreased due to minimal same store sales growth, increased operating expense percentages and a higher effective tax rate.

Sales in the first quarter were $216,538,000, an increase of 2.7% from the prior year. Same store sales increased .3% in the first quarter. Same store sales increased less than recent fiscal years due to a substantial number of store openings by competitors near the Company's stores in the last six months, a softening of the economy, and recently increased levels of promotional activity by supermarket chains in the Company's operating areas. Based on these factors, we expect same store sales in the second quarter of fiscal 2003 of approximately a .5% decline to a 1.0% increase. As a result of this more challenging environment, we believe it will be difficult to match the earnings level achieved in the second quarter of the prior fiscal year.

Gross profit as a percentage of sales increased to 25.0% in the first quarter compared to 24.9% in the prior year. Gross profit as a percentage of sales increased due to improved product mix and lower LIFO charges. This increase was partially offset by increased promotional spending in the current year and incentives received one year ago in connection with a store opening.

Operating and administrative expenses as a percentage of sales increased to 21.7% in the first quarter compared to 21.4% in the first quarter last year. The increase is due to increased payroll and fringe benefits costs.

The effective income tax rate increased to 40.4% in the first quarter of fiscal 2003 compared to 37.7% in the first quarter of the prior year. This increase is due to enacted changes in state tax law.

During the first quarter, the Company had capital expenditures of $3,211,000. The largest expenditure in the first quarter was for the remodel of the English Creek store. The Company has budgeted approximately $15,000,000 for capital expenditures in fiscal 2003,which includes the expected start of two major store expansions in the second half of the year.

Please be advised that effective December 9, 2002 the Company has appointed American Stock Transfer and Trust Company as its stock transfer agent and registrar. They can be contacted at: American Stock Transfer and Trust
Company, 59 Maiden Lane, New York, NY 10038.    Phone:  877-777-0800.

The table accompanying this report summarizes Village Super Market's results for the quarter ended October 26, 2002.


					Respectfully,
			Perry Sumas				James Sumas
			President				Chairman of the Board

December 9, 2002


                                     INCOME STATEMENT DATA

                                        13 Weeks Ended             13 Weeks Ended
                                       October 26, 2002           October 27, 2001
       Sales                             $ 216,538,000               $ 210,831,000
       Net Income                        $   2,450,000               $   2,621,000
       Net Income Per Share - Basic      $         .80               $         .86
       Net Income Per Share - Diluted    $         .78               $         .84

                                    BALANCE SHEET COMPARISONS

                                       October 26, 2002              July 27, 2002

      Current Assets                     $  74,138,000               $  76,608,000
      Current Liabilities                $  57,057,000               $  56,397,000
      Net Working Capital                $  17,081,000               $  20,211,000
      Long Term Debt                     $  38,604,000               $  43,634,000
      Stockholder's Equity               $  99,944,000               $  97,443,000


	This report contains "forward-looking statements" within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to maintain and improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives, and other risk factors detailed herein and in the Company's fillings with the SEC.