Form 10-Q
period 2003-04-26
VILLAGE SUPER MARKET INC
filed 2003-06-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549
                         FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:   April 26, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X__         No ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ____            No __X_

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                           May 30, 2003
     Class A Common Stock, No Par Value                    1,493,200 Shares
     Class B Common Stock, No Par Value                    1,594,076 Shares


The Registrant was not involved in bankruptcy proceedings during the preceding five years or any time prior thereto.



                      VILLAGE SUPER MARKET, INC.


                              INDEX



PART I                                                               PAGE NO.

FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets . . . . . . . . . . . . 3

            Consolidated Condensed Statements of Income . . . . . . . . . 4

            Consolidated Condensed Statements of Cash Flows. . . . . . .  5

            Notes to Consolidated Condensed Financial Statements . . . 6 - 9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 10 - 14

Item 3.	    Quantitative & Qualitative Disclosures about Market Risk . 14 - 15

Item 4.	    Controls and Procedures. . . . . . . . . . . . . . . . . . . 15




PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 16

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 16






PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                           April 26,              July 27,
                                             2003                   2002
ASSETS                                    (Unaudited)

Current assets
 Cash and cash equivalents                 $  44,630             $  33,770
 Merchandise inventories                      31,116                33,780
 Patronage dividend receivable                 2,227                 2,196
 Other current assets                          5,506                 6,862
                                            --------              --------
     Total current assets                     83,479                76,608

Property, equipment and fixtures, net         95,305                98,674

Investment in related party, at cost          13,756                13,663

Goodwill                                      10,605                10,605

Other assets                                   3,739                 4,503
                                            --------              --------
    TOTAL ASSETS                           $ 206,884             $ 204,053
                                            ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt         $   7,337             $   3,061
 Accounts payable to related party            29,007                30,631
 Accounts payable and accrued expenses        20,903                22,705
                                            --------              --------
    Total current liabilities                 57,247                56,397

Long-term debt                                35,928                43,634
Other liabilities                              7,682                 6,579
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                    18,482                18,411
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding       1,035                 1,035
 Retained earnings                            90,856                82,517
 Accumulated other comprehensive loss        (   616)              (   616)
 Less cost of Class A treasury shares
   (269,600 shares at April 26, 2003
   and 282,200 shares at July 27, 2002)     (  3,730)               (3,904)
                                            --------              --------
   Total shareholders' equity                106,027                97,443
                                            --------              --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 206,884             $ 204,053
                                            ========              ========



See accompanying Notes to Consolidated Condensed Financial Statements.


                       VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)


                           13 Wks. Ended   13 Wks. Ended   39 Wks. Ended   39 Wks. Ended
                           Apr. 26, 2003   Apr. 27, 2002   Apr. 26, 2003   Apr. 27, 2002


Sales                      $   221,450     $   216,525     $   671,899    $   657,992

Cost of sales                  166,281         162,854         504,806        494,269
                            ----------      ----------      ----------     ----------
Gross profit                    55,169          53,671         167,093        163,723

Operating and
 administrative
 expense                        49,058          47,007         145,648	      141,181

Depreciation and
 amortization                    2,231           2,051           6,690          5,809

Non-cash
 impairment charge                 ---             ---             ---            640
                            ----------      ----------      ----------     ----------
Operating income                 3,880           4,613          14,755         16,093

Income from
  partnerships                     ---             ---           1,639            ---

Interest expense, net              698             862           2,321          2,350
                            ----------      ----------      ----------     ----------
Income before
 income taxes                    3,182           3,751          14,073         13,743

Income taxes                     1,285           1,413	         5,685	        5,060
                            ----------      ----------      ----------     ----------

Net income                 $     1,897     $     2,338     $     8,388	  $     8,683
                            ==========      ==========      ==========     ==========

Net income
 per share:
  Basic                    $       .61     $       .76     $      2.72    $      2.85
  Diluted                  $       .60     $       .74	   $      2.66    $      2.77



See accompanying Notes to Consolidated Condensed Financial Statements.



                         VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                               (Unaudited)

                                                             39 Weeks Ended   39 Weeks Ended
                                                             April 26, 2003   April 27, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $      8,388    $       8,683
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                                      6,690            5,809
  Non-cash impairment charge                                           ---              640
  Tax benefit from exercise of stock options                            71              ---
  Deferred taxes                                                       750              225
  Provision to value inventories at LIFO                               450              400
  Changes in assets and liabilities:
   (Increase) decrease in merchandise inventories                    2,214        (   3,371)
   (Increase) decrease in patronage dividend receivable           (     31)           1,095
   (Increase) decrease in other current assets                       1,356        (     467)
   (Increase) in other assets                                     (    163)       (     214)
   Increase (decrease) in accounts payable to related party       (  1,624)              40
   Increase (decrease) in accounts payable and
     accrued expenses                                             (  1,802)           1,116
   Increase in other liabilities                                       353              295
                                                                   -------         --------
  Net cash provided by operating activities                         16,652           14,251
                                                                   -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (  7,604)        ( 17,101)
Proceeds from disposal of assets                                     4,006              ---
                                                                   -------          -------
Net cash used in investing activities                             (  3,598)        ( 17,101)
                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                               ---            3,000
Proceeds from exercise of stock options                                125              440
Principal payments of long-term debt                              (  2,319)        (  2,098)
                                                                   -------          -------
Net cash provided by (used in) financing activities               (  2,194)           1,342
                                                                   -------          -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                   10,860         (  1,508)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      33,770           31,156
                                                                   -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    44,630      $    29,648
                                                                   =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH
 PAYMENTS FOR:
 Interest (net of amounts capitalized)                         $     3,207      $     3,458
 Income taxes                                                  $     1,925      $     5,456

NON-CASH SUPPLEMENTAL DISCLOSURE:
 Investment in related party                                   $        93      $       550


See accompanying Notes to Consolidated Condensed Financial Statements.



                        VILLAGE SUPER MARKET, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 26, 2003 and the consolidated results of operations and cash flows for the periods ended April 26, 2003 and April 27, 2002.

       The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2002 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with this Form 10-Q.

2. The results of operations for the period ended April 26, 2003 are not necessarily indicative of the results to be expected for the full year.

3. At both April 26, 2003 and July 27, 2002, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,812,000 and $9,362,000 higher than reported at April 26, 2003 and July 27, 2002, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:


                                                       13 Weeks Ended              39 Weeks Ended
                                                    4/26/03       4/27/02       4/26/03       4/27/02

Weighted Average Shares Outstanding-Basic         3,085,650     3,067,747     3,084,059     3,051,943
Dilutive Effect of Employee Stock Options            62,146        85,296        66,505        79,381
Weighted Average Shares Outstanding-Diluted       3,147,796     3,153,043     3,150,564     3,131,324





5.   ADOPTION OF NEW ACCOUNTING STANDARDS

     The Company has one stock-based employee compensation plan, which is described in note 7 of the Company's Annual Report on Form 10-K for the year ended July 27, 2002. During the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified or
settled after July 28, 2002.    Prior to fiscal 2003, the Company accounted
for its employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the intrinsic value method of accounting for stock options under APB No. 25, no stock-based employee compensation cost is reflected in fiscal 2002 net income, as all options granted had an exercise price equal to
the fair value of the Company's stock at the date of grant.   The following
table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                             13 Weeks Ended              39 Weeks Ended
                                         4/26/03        4/27/02       4/26/03       4/27/02

Net income, as reported                  $ 1,897       $ 2,338       $ 8,388       $ 8,683

Add: Stock-based employee
 compensation expense included in
 reported net income, net of related
 tax effects                                   6           ---            13           ---

Deduct: Total stock-based employee
 compensation expense determined
 under fair value method for all
 awards, net of related tax effects         (  6)          (17)	         (13)          (53)
                                          ------        ------       -------        ------
Pro forma net income                     $ 1,897       $ 2,321       $ 8,388       $ 8,630
                                          ======        ======        ======        ======
Net income per share:
  Basic - as reported                    $   .61       $   .76	    $   2.72	   $  2.85
  Basic - pro forma                      $   .61       $   .76	    $   2.72       $  2.83
  Diluted - as reported                  $   .60       $   .74	    $   2.66       $  2.77
  Diluted - pro forma                    $   .60       $   .74	    $   2.66       $  2.76






     Effective July 28, 2002, the Company adopted the provisions of FASB Statement 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The implementation of this statement had an immaterial effect on the consolidated financial statements of the Company.

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

     In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and applies to any exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have any impact on the consolidated financial statements of the Company.

     In November 2002, the FASB Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 02-16, "Accounting for Consideration Given by a Vendor to a Customer." This consensus includes a presumption that cash consideration received by a customer from a vendor is to be treated as a reduction of cost of sales in the customer's income statement. As the Company already accounts for such consideration as a reduction of cost of sales, this EITF has no impact on the Company's fiscal 2003 consolidated financial statements.





6.   SALE OF REAL ESTATE

     On April 2, 2003, the Company sold the land and building currently occupied by the Somers Point, NJ store to a real estate investment trust (the "REIT") for $3,500,000 plus the reimbursement of certain soft costs. The Company's purpose in entering into this transaction was to provide for the development of an 80,000 sq. ft. replacement store in Somers Point with minimal cash outlay by the Company, and to ensure continued occupancy of the Springfield, NJ store and the Company's headquarters.

     The Company also executed leases with the REIT for the replacement store in Somers Point and to continue occupancy of the current Somers Point store until the replacement store is constructed by the REIT.

     In addition, the Company executed long-term leases with the REIT for the Springfield store and the Company's headquarters, which were previously leased from a realty company owned by certain officers of the Company (the "Realty Company"). The Company canceled its current leases with the Realty Company. The combined annual rents of these two new leases are approximately the same as the annual rents of the leases cancelled.

     As part of this transaction, the shareholders of the Realty Company sold their shares in the Realty Company to the REIT. The Realty Company's assets consist substantially of the Springfield store, the Company headquarters and undeveloped land in Somers Point upon which a 130,000 sq. ft. retail center is to be developed by the REIT.

     This transaction resulted in no gain or loss to the Company.






ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales were $221,450,000 in the third quarter of fiscal 2003, an increase of 2.3% from the prior year. Same store sales increased 1.2% from the prior year. Same store sales exclude the Hammonton, NJ store opened on March 6, 2002 and the Ventnor, NJ store closed on February 5, 2002. Approximately half of the same store sales increase is due to higher sales at the Garwood, NJ store, which opened September 26, 2001, and is included in same store sales beginning with the second quarter of fiscal 2003. Sales were $671,899,000 for the nine month period of fiscal 2003, an increase of 2.1% from the prior year. Same store sales increased 1.3% for the first nine months of fiscal 2003.

     Same store sales increased less this fiscal year than in recent fiscal years due to a substantial number of store openings by competitors near the Company's stores in the last year, a softening of the economy and increased levels of promotional activity in New Jersey. The Company estimates that the timing of the 2003 Super Bowl occurring in the second fiscal quarter as compared to the 2002 Super Bowl occurring in the third fiscal quarter, decreased sales by .5% in the third quarter. Based on the factors mentioned above, and two additional store openings by competitors in April and May of 2003, we expect same store sales in the fourth quarter of fiscal 2003 to be flat to a 1.0% increase.

     Gross profit as a percentage of sales was 24.9% in both the third quarter and nine month periods of fiscal 2003 compared with 24.8% and 24.9%, respectively, in the corresponding prior year periods. Gross profit as a percentage of sales increased in the third quarter of fiscal 2003 due to improved product mix. This increase was partially offset by higher LIFO charges in the current quarter and incentives received one year ago in connection with a store opening. Gross profit as a percentage of sales was flat for the nine month period compared to the prior year as improved product mix in the current year was offset by higher promotional spending in the current year and incentives received one year ago in connection with the two store openings.

     Operating and administrative expenses as a percentage of sales were 22.2% and 21.7%, respectively, in the quarter and nine month periods of fiscal 2003 compared with 21.7% and 21.5%, respectively, in the corresponding prior year periods. Fringe benefit costs, particularly contributions to union health and pension plans, snow removal and energy costs increased in fiscal 2003. Professional fees and circular costs decreased in fiscal 2003.

     Depreciation and amortization expense increased in the third quarter and nine month periods of fiscal 2003 compared to the prior year due to additional depreciation on the substantial fixed asset additions placed in service in fiscal 2002, partially offset by the discontinuance of depreciation on the closed Ventnor store.

     The Company recorded a non-cash impairment charge of $640,000 in the first quarter of fiscal 2002 to write off the book value of the equipment of the Ventnor store.

     Interest expense (net) declined in the third quarter of fiscal 2003 compared to the prior year due to lower interest rates and reduced borrowing levels. Interest expense (net) for the nine month period of fiscal 2003 is approximately the same as the prior year as the benefit of lower rates and reduced borrowing levels in fiscal 2003 are offset by the first quarter of fiscal 2002 including $171,000 of interest cost capitalized related to the construction of the new store.

     The second quarter of fiscal 2003 includes $1,639,000 of distributions received from two partnerships in which the Company is a limited partner. The Company's ownership interest in these partnerships resulted from its leasing of supermarkets in two shopping centers. The Company remains a tenant in one of the shopping centers. The Company's accounting for these partnerships under the equity method had previously resulted in a zero investment balance in the consolidated financial statements.

     The effective income tax rate increased to 40.4% for both the third quarter and nine month periods of fiscal 2003 compared to 37.7% and 36.8%, respectively, in the corresponding periods of the prior year. This increase is due to enacted changes in state tax law.

     Net income was $1,897,000 in the third quarter of fiscal 2003, a decrease of 18.9% from the prior year. This decrease is attributable to higher operating and administrative expenses, principally fringe benefit costs and a higher effective tax rate.



CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of long-lived assets and accounting for patronage dividends earned as a stockholder of Wakefern Food Corp. are described in the Company's Annual Report on Form 10-K for the year ended July 27, 2002. As of April 26, 2003, there have been no material changes to any of the critical accounting policies contained therein.





LIQUIDITY AND CAPITAL RESOURCES

	Net cash provided by operating activities was $16,652,000 for the nine months ended April 26, 2003 compared with $14,251,000 for the nine month period ended April 27, 2002. During the first nine months of fiscal 2003, the Company had capital expenditures of $7,604,000, made debt payments of $2,319,000 and increased cash on hand by $10,860,000. In addition, the Company received $4,006,000 in April 2003 from the sale of assets to a real estate investment trust. A comprehensive description of this transaction, which resulted in no gain or loss to the Company, is included herein as
Note 6. Working capital was $26,232,000 at April 26, 2003 compared to $20,211,000 at July 27, 2002. The working capital ratio was 1.46 to one at April 26, 2003 compared to 1.36 to one at July 27, 2002.

     The Company has budgeted approximately $12,000,000 for capital expenditures in fiscal 2003. The Company has completed the remodel of its English Creek, NJ store. Remodels of the Rio Grande, NJ and Hillsborough, NJ store are in process. The Company's primary sources of liquidity in fiscal 2003 are cash on hand and operating cash flow. The Company has available a $15,000,000 (none outstanding at April 26, 2003) unsecured revolving credit line which expires September 16, 2004.

     There have been no substantial changes as of April 26, 2003 to the contractual obligations discussed on page 5 of the Company's Annual Report on Form 10-K for the year ended July 27, 2002.





RELATED PARTY TRANSACTIONS

     A description of the Company's transactions with Wakefern Food Corp., its principal supplier, and with other related parties is included on page 6 and 14 of the Company's Annual Report on Form 10-K for the year ended July 27, 2002 There have been no significant changes in the Company's relationship or nature of the transactions with Wakefern during the thirty nine weeks of fiscal 2003.

     During the third quarter of fiscal 2003, the Company completed the sale of real estate to a real estate investment trust. This transaction included the cancellation of two leases with related parties. A comprehensive description of this transaction is included herein as Note 6.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of April 26, 2003, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.65% at April 26, 2003) on a notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. A 100 basis point increase in interest rates, applied to the Company's borrowings at April 26, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $100,000.

     At April 26, 2003, the Company had demand deposits of $16,611,000 earning interest at prime less 2.5%, which are exposed to the impact of interest rate changes.

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



PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          6 (a) Exhibits


            	Exhibit 28 (a)   -   Press Release dated May 30, 2003.


            	Exhibit 28 (b)   -   Second Quarter Report to Shareholders
                                     dated March 13, 2003.

                Exhibit 99.1     -   Certification

                Exhibit 99.2     -   Certification


         6 (b)  Reports on Form 8-K.


           	None


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Village Super Market, Inc.
                                Registrant


Date:  June 4, 2003             /s/ James Sumas
                                    James Sumas
                                    (Chief Executive Officer)


Date:  June 4, 2003            /s/ Kevin R. Begley
                                   Kevin R. Begley
                                   (Chief Financial Officer)




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


       Date: June 4, 2003

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

       Date: June 4, 2003

                                             /s/ James Sumas
                                                 James Sumas
                                                 Chief Executive Officer


Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10Q for the period ending April 26, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and


     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ James Sumas
                                           James Sumas
                                           Chief Executive Officer
                                           June 4, 2003



Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10Q for the period ending April 26, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley, Chief Financial Officer, of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Kevin Begley
                                        Kevin Begley
                                        Chief Financial Officer
                                        June 4, 2003





Exhibit 28(a)


                              VILLAGE SUPER MARKET, INC.
                  REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
                                    APRIL 26, 2003

Contact:      Kevin Begley, C. F. O.
              (973) 467-2200 - Ext. 220

     Springfield, New Jersey - May 30, 2003 - Village Super Market, Inc. (NSD-VLGEA) today reported sales and net income for the third quarter ended April 26, 2003.

     Net income was $1,897,000 ($.60 per diluted share) in the third quarter of fiscal 2003, a decrease of 19% from the prior year. Third quarter results were adversely impacted by increased contributions to union health and pension plans, a soft economy and a higher effective tax rate.

     Sales in the third quarter were $221,450,000, an increase of 2.3% from the prior year. Same store sales increased 1.2%. Approximately half of the same store sales increase is due to higher sales at the Garwood, NJ store, which opened September 26, 2001, and is included in same store sales beginning in the second quarter of fiscal 2003. Same store sales increased less this fiscal year than in recent years due to a substantial number of store openings by competitors near the Company's stores in the last year, a softening of the economy and increased levels of promotional activity in New Jersey.

     Net income for the nine month period of fiscal 2003 was $8,388,000
($2.66 per diluted share), a decrease of 3% from the prior year. Excluding $1,639,000 (pre tax) of income received from two partnerships in fiscal 2003 and a $640,000 (pre tax) non-cash impairment charge in the prior year, net income declined 19% in the nine month period. Sales were $671,899,000 for the nine month period of fiscal 2003, an increase of 2.1% from the prior year. Same store sales increased 1.3% for the first nine months of fiscal 2003.

     James Sumas, Chief Executive Officer, said "Despite the challenges of a competitive marketplace and a weak economic environment, we achieved positive operating results in the third quarter. We don't anticipate any easing of competitive activities in the fourth quarter. We expect same store sales in the fourth quarter of fiscal 2003 to be flat to a 1.0% increase. Based on these factors, we believe it will be difficult to match the earnings level achieved in the fourth quarter of the prior fiscal year."

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.

     This Press Release contains "forward looking statements" within the meaning of federal securities law. The Company cautions the reader that there are no assurances that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward looking statements. Such potential risks and uncertainties include, without limitation, local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to improve its sales and margins, the ability to attractand retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives and other risk factors detailed herein and in the Company's filings with the SEC.


                         VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Amounts)


                         13 Wks. Ended     13 Wks. Ended     39 Wks. Ended     39 Wks. Ended
                         Apr. 26, 2003     Apr. 27, 2002     Apr. 26, 2003     Apr. 27, 2002


Sales                   $   221,450        $   216,525        $   671,899        $  657,992

Cost of sales               166,281            162,854            504,806           494,269
                         ----------         ----------         ----------        ----------
Gross profit                 55,169             53,671            167,093           163,723

Operating and
 administrative
 expense                     49,058             47,007            145,648           141,181

Depreciation and
 amortization                 2,231              2,051              6,690             5,809

Non-cash
 impairment charge              ---                ---                ---               640
                         ----------         ----------         ----------        ----------
Operating income              3,880              4,613             14,755            16,093

Income from
  partnerships                  ---                ---              1,639               ---

Interest expense, net           698                862 	            2,321             2,350
                         ----------         ----------         ----------        ----------
Income before
 income taxes                 3,182              3,751             14,073            13,743

Income taxes                  1,285              1,413              5,685             5,060
                         ----------         ----------         ----------        ----------

Net income             $      1,897       $      2,338        $     8,388      $      8,683
                        ===========        ===========         ==========       ===========
Net income
 per share:

  Basic                $        .61       $        .76        $      2.72      $       2.85
  Diluted              $        .60       $        .74	      $      2.66      $       2.77

Gross profit as a
 % of sales                   24.9%              24.8%              24.9%             24.9%

Operating and admin.
 expense as a
 % of sales                   22.2%              21.7%              21.7%             21.5%




Exhibit 28(b)


To our Shareholders:

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

     Sales in the second quarter were $233,911,000, an increase of 1.4% from the prior year. Same store sales increased 2.2%. Approximately half of the same store sales increase is due to higher sales at the Garwood, NJ store, which opened September 26, 2001, and is included in same store sales for the first time in the second quarter of fiscal 2003. Same store sales increased less this fiscal year than in recent years due to substantial number of store openings by competitors near the Company's stores in the last year, a softening of the economy and increased levels of promotional activity in New Jersey.
The Company estimates that the timing of the 2003 Super Bowl occurring in the second fiscal quarter as compared to the prior year Super Bowl occurring in the third fiscal quarter, increased sales by .5% in the second quarter.

     Net income for the six month period of fiscal 2003 was $6,490,000 ($2.06 per diluted share), an increase of 2% from the prior year. Excluding the income received from the partnerships described above and a non-cash impairment charge in the prior year, net income declined 18% in the six month period.

     Despite the sluggish economy and intense competition, we were able to achieve positive operating results in the second quarter at the same time many in our industry are struggling. We don't anticipate any easing in the competitive climate in the third quarter. In addition, the third quarter will include a negative impact from the recent severe snowstorm and a substantial increase in health insurance costs. We expect same store sales in the third quarter of fiscal 2003 to be flat to a 1.5% increase. Based on these factors, we believe it will be difficult to match the earnings level achieved in the third quarter of the prior fiscal year.

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania

     Please be advised that effective December 9, 2002 the Company has appointed American Stock Transfer and Trust Company as its stock transfer agent and registrar. They can be contacted at: American Stock Transfer and Trust Company, 59 Maiden Lane, New York, NY 10038. Phone: 877-777-0800.

                               Respectfully,
                  Perry Sumas                    James Sumas
                  President                      Chairman of the Board

March 13, 2003


     This report contains "forward looking statements" within the meaning of federal securities law. The Company cautions the reader that there are no assurance that actual results or business conditions will not differ materiallyfrom future results, whether expressed, suggested or implied by such forward lookingstatements. Such potential risks and uncertainties include, without limitation,local economic conditions, competitive pressures from the Company's operating environment, the ability of the Company to improve its sales and margins, the ability to attract and retain qualified associates, the availability of new store locations, the availability of capital, the liquidity of the Company on a cash flow basis, the success of operating initiatives and other risk factors detailed herein and in the Company's filings with the SEC.



                             VILLAGE SUPER MARKET, INC.
                        CONSOLIDATED  STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)

                             13 Wks. Ended      13 Wks. Ended      26 Wks. Ended     26 Wks. Ended
                             Jan. 25, 2003      Jan. 26, 2002      Jan. 25, 2003     Jan. 26, 2002

Sales                        $   233,911        $   230,636        $   450,449        $   441,468
Cost of sales                    176,020            173,100            338,525            331,415
                              ----------         ----------         ----------         ----------
Gross profit                      57,891             57,536            111,924            110,053
Operating and
 administrative
 expense                          49,650             48,988             96,591	           94,175
Depreciation and
 amortization                      2,256              1,921              4,459	            3,758
Non-cash impairment
 charge                              ---                ---                ---                640
                              ----------         ----------         ----------         ----------
Operating income                   5,985              6,627             10,874             11,480
Interest expense, net                844                843              1,623              1,488
Income from partnerships           1,639                ---              1,639                ---
                              ----------         ----------         ----------         ----------
Income before
 income taxes                      6,780              5,784             10,890              9,992
Income taxes                       2,740              2,060              4,400	            3,647
                              ----------         ----------          ---------         ----------
Net income                   $     4,040       $      3,724         $    6,490        $     6,345
                              ==========        ===========          =========         ==========
Net income
 per share:
  Basic                      $      1.31       $       1.22         $    2 .11          $    2.08
  Diluted                    $      1.28       $       1.19         $    2 .06	        $    2.03

Gross profit as a
 % of sales                        24.7%              24.9%              24.8%	            24.9%

Operating and admin.
 expenses as a
 % of sales                        21.2%              21.2%              21.4%	            21.3%


