Form 10-K
period 2003-07-26
VILLAGE SUPER MARKET INC
filed 2003-10-22
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549
                            FORM 10-K

(Mark One)

[x]   Annual Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934.
      For the fiscal year ended:  July 26, 2003.

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act.)
   Yes     No X

   The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $36,332,000 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $11,647,000 (based upon the closing price of the Class A shares on the Over the Counter Market on January 24, 2003, the last business day of the second fiscal quarter). There are no other classes of voting stock outstanding.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                         Outstanding at
             Class                      October 22, 2003
Class A common stock, no par value      1,495,200 Shares
Class B common stock, no par value      1,594,076 Shares


DOCUMENTS INCORPORATED BY REFERENCE

   Information contained in the 2003 Annual Report to Shareholders and the 2003 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 12, 2003 are incorporated by reference into this Form 10-K at Part II, Items
5, 6, 7 and 8 and Part III.

PART I

ITEM I.  BUSINESS


FORWARD-LOOKING STATEMENTS

   All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements.
The Company undertakes no obligation to update forward-looking statements and to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions;
competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company on a cash flow basis; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other filings of the Company.


GENERAL

   Village Super Market, Inc., which was founded in 1937, operates a chain of 23 ShopRite supermarkets, 16 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey.
The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic reach.

   The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. During fiscal 2003, sales per store was $39,236,000 and sales per selling square foot was $911. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores. Below is a summary of the range of store sizes at July 26, 2003:

        Total Square Feet             Number of Stores
        Greater than 60,000                 8
        50,001 to 60,000                    6
        40,000 to 50,000                    7
        Less than 40,000                    2
                                          ---
        Total                              23
                                          ===

   These larger store sizes enable the Company's superstores to provide a "one-stop" shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a natural and organic food section, ethnic and international foods and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, videocassette rentals, small
appliances and in most cases, a pharmacy.   Recently remodeled
and new superstores emphasize a Power Alley, which features high margin convenience offerings such as salad bars, bakery and home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of the Company's superstores and percentage of selling square feet allocable to these stores during each of these periods:


Product Categories                     Fiscal Year Ended In July
                                        2001     2002     2003

Groceries                               40.7%    40.3%    39.7%
Dairy and Frozen                        15.9     16.0     16.0
Meats                                    9.5      9.6      9.7
Non-Foods                               10.3     10.0      9.8
Produce                                 10.3     10.5     10.8
Appetizers and prepared foods            4.6      4.8      4.9
Seafood                                  2.1      2.2      2.2
Pharmacy                                 4.8      4.9      5.1
Bakery                                   1.6      1.6      1.7
Other                                     .2       .1       .1
                                       -----    -----    -----
                                       100.0%   100.0%   100.0%
                                       =====    =====    =====

Number of superstores                     20       21       21

Selling square feet
 represented by
 superstores                              94%      95%      95%


   A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to decide whether they should be closed. The Company operates one liquor store and a stand-alone drug store near its Bernardsville store.


DEVELOPMENT AND EXPANSION

   The Company is engaged in a continuing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores. In fiscal 2003, the Company remodeled the English Creek, Hillsborough and Rio Grande stores. In fiscal 2002, the Company opened a 64,000 sq. ft. store in Hammonton, NJ and a 59,000 sq. ft. store in Garwood, NJ. In fiscal 2001, the Company opened a 67,000 sq. ft. store in West Orange to replace an older, smaller store.

   The Company has budgeted $11,000,000 for capital expenditures in fiscal 2004. The major planned expenditures are an 11,000 sq. ft. expansion and remodel of the Bernardsville store and equipment for a replacement store in Somers Point.

   Delays associated with governmental regulations, and the general difficulty in developing retail properties in the Company's primary trading area, have prevented the Company from opening the desired number of new stores. Additional store remodelings and sites for new stores are in various stages of development. The Company will also consider additional acquisitions should appropriate opportunities arise.



WAKEFERN FOOD CORPORATION

   The Company is the second largest member of Wakefern (owning 16.9% of Wakefern's outstanding stock) and one of the Company's principal shareholders was a founder of Wakefern. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. There are presently 38 individual member companies and 206 supermarkets, including 51 stores operated directly by Wakefern, which comprise the Wakefern cooperative. Only Wakefern and member companies are entitled to use the ShopRite name and trademark, and participate in ShopRite advertising and promotional programs.

   The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of shared, advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in those customers' decisions about where to shop. ShopRite private label products accounted for approximately 17% of sales in fiscal 2003.

   Wakefern distributes as a "patronage dividend" to each of its stockholders a share of earnings of Wakefern in proportion to the dollar volume of business done by the stockholder with Wakefern during each fiscal year.

   While Wakefern has a substantial professional staff, it operates as a member owned cooperative. Executives of most members make contributions of time to the business of Wakefern. Senior executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchases and other programs. James Sumas is Vice Chairman of Wakefern and a member of the Wakefern Board of Directors.

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

   Wakefern operates warehouses and distribution facilities in Elizabeth, New Jersey, Woodbridge, New Jersey, South Brunswick, New Jersey and Wallkill, New York. The Company and all other members of Wakefern are parties to the Wakefern Stockholder's Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control.
No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or in new stores. A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts,
Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

   Wakefern, under circumstances specified in its bylaws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any member. Such circumstances include certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, the material breach by a member of any provision of the bylaws of Wakefern or any agreement with Wakefern, or a determination by Wakefern that the continued supplying of merchandise or services to such member would adversely affect Wakefern.

   Any material change in Wakefern's method of operation or a termination or material modification of the Company's relationship with Wakefern following termination of the above agreements, or otherwise, might have an adverse impact on the conduct of the Company's business and could involve additional expense for the Company. The failure of any Wakefern member to fulfill its obligations under these agreements or a member's insolvency or withdrawal from Wakefern could result in increased costs to remaining members.

   On November 22, 2000, Big V Supermarkets, Inc., then the largest member of the Wakefern Food Cooperative, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from the Wakefern Cooperative.
A decision by the U.S. Bankruptcy Court upheld that Big V would be required to pay substantial withdrawal fees to Wakefern to make up for the loss of volume to the cooperative in the event Big V departed from the Wakefern Cooperative. This matter was resolved on July 12, 2002 when Wakefern purchased substantially all of Big V's assets, including 27 stores, for $185 million in cash and assumed liabilities. The future performance of this Wakefern acquisition could materially impact the patronage dividends paid by Wakefern to the Company.

   Wakefern does not prescribe geographical franchise areas to its members. The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite name are, however, subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not employees or members of Wakefern and from whose decision to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and projections of the impact of the proposed market on existing member supermarkets in the area.

   Each members' investment in Wakefern is pledged to Wakefern to secure all of that members' obligations to Wakefern. Moreover, every owner of 5% or more of the voting stock of a member must personally guarantee prompt payment of all amounts due Wakefern from that member. Five members of the Sumas family have guaranteed the Company's obligations to Wakefern. Wakefern does not own any securities of the Company or its subsidiaries.

   Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.
As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.
During fiscal 2003, Wakefern increased the maximum per store capital contribution from $550,000 to $650,000. This resulted in the Company's recording an additional investment and obligation of $2,119,000. The total amount outstanding from all capital pledges to Wakefern is $3,148,000 at July 26, 2003.



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

   The Company began installing self-checkout systems in fiscal 2002. Currently, six stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs.

   The Company has installed computer-based training systems in all stores. The system is currently used to assist in the training of all new check-out, produce and delicatessen associates.

   The Company currently utilizes digital surveillance systems in 12 stores to aid shrink reduction, increase productivity and assist in accident investigations. During fiscal 2003, the camera systems were integrated with our cashier monitoring system.

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



LABOR

   As of October 1, 2003, the Company employed approximately 4,200 persons of whom approximately 67% worked part-time.
Approximately 90% of the Company's employees are covered by collective bargaining agreements. A contract with the union in the Stroudsburg, Pa. store expired June 21, 2003. Negotiations with this union are ongoing. Contracts with the Company's other five unions expire between May 2004 and August 2007. Most of the Company's competitors in New Jersey are similarly unionized.



AVAILABLE INFORMATION

   As a member of the Wakefern cooperative, the Company relies upon our customer driven website, www.shoprite.com, for interaction with customers and prospective employees. This website is maintained by Wakefern for the benefit of all 206 ShopRite supermarkets, and therefore, does not contain any financial information related to the Company.

   The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder. In addition, electronic copies of these filings can be obtained at www.sec.gov.



REGULATORY ENVIRONMENT

   The Company's business requires various licenses and the registration of facilities with state and federal health, drug and alcoholic beverage regulatory agencies. By virtue of these licenses and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation such of and rules and regulations could result in a suspension or revocation of licenses or registrations. In addition, most licenses require periodic renewals. The Company has not experienced material difficulties with respect to obtaining or retaining licenses and registrations.



ITEM 2.  PROPERTIES

   The Company owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center. The remaining 18 supermarkets (containing 917,000 square feet of total space) are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. Ten of these leased stores are located in shopping centers and the remaining eight are freestanding stores.

   The lease for the Morris Plains store expired in June 2002. The Company has a verbal agreement with the landlord to lease this store for an additional ten years, and to provide for a longer term lease for an expanded store. This agreement has not been formalized.
None of the Company's other store leases expire before 2008.

   The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 26, 2003 was approximately $8,713,000.

   The Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. During fiscal 2003, the Company received $1,639,000 in distributions from these two partnerships, which are included in income before income taxes. The Company also is a general partner in a partnership that is a lessor of one of the Company's freestanding supermarkets.



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



ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

   In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in
Part III, Item 10, the following is provided with respect to executive officers who are not directors:

  NAME             AGE        POSITION WITH THE COMPANY

  Carol Lawton     60          Vice President and Assistant
                                Secretary since 1983;
                                responsible for administration
                                of headquarters staff.

  Kevin Begley     45          Chief Financial Officer since 1987.
                                Treasurer since 2002.
                                Mr. Begley is a Certified
                                Public Accountant.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                    SECURITY HOLDER MATTERS

   The information required by this Item is incorporated by reference from Information appearing on Page 23 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2003.



ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2003.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item is incorporated by reference from Information appearing on Page 4 through 8 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2003.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK

   In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of July 26, 2003, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.54% at July 26, 2003) on an initial notional amount of $10,000,000, expiring in September 2009, in exchange for a fixed rate of 8.12%. A 100 basis point increase in interest rates, applied to the Company's borrowings at July 26, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $100,000.

   At July 26, 2003, the Company had demand deposits of $30,918,000 earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 9 to 22 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2003.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A.  CONTROLS AND PROCEDURES

   As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the fourth quarter of fiscal 2003.

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



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 2003, in connection with its Annual Meeting scheduled to be held on December 12, 2003.



ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 2003, in connection with its Annual Meeting scheduled to be held on December 12, 2003.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT  AND RELATED STOCKHOLDER MATTERS

   The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 2003, in connection with its annual meeting scheduled to be held on December 12, 2003.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 2003, in connection with its annual meeting scheduled to be held on December 12, 2003.



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information required by this item 14 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 7, 2003 in connection with its annual meeting scheduled to be held on December 12, 2003.



PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                           ON FORM 8-K

(a)  1.    Financial Statements:

           Consolidated Balance Sheets - July 26, 2003 and July 27, 2002.

           Consolidated Statements of Operations -
            years ended July 26, 2003, July 27, 2002 and
            July 28, 2001.

           Consolidated Statements of Shareholders' Equity and Comprehensive Income - years ended July 26, 2003,July 27, 2002 and July 28, 2001.

           Consolidated Statements of Cash Flows -
            years ended July 26, 2003, July 27, 2002 and July 28, 2001.

           Notes to consolidated financial statements.

   The consolidated financial statements above and Independent
Auditors' Report have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2003.

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

              10.1  Wakefern By-Laws*

              10.2  Stockholders Agreement dated February 20, 1992
                     between the Company and Wakefern Food Corp.

              10.3  Voting Agreement dated March 4, 1987*

              10.5  1997 Incentive and Non-Statutory Stock
                          Option Plan*

Exhibit No.   13    Annual Report to Security Holders

Exhibit No.   21    Subsidiaries of Registrant

Exhibit No.   23    Consent of KPMG LLP

Exhibit No.  99.1   Certification  (furnished, not filed)

Exhibit No.  99.2   Certification (furnished, not filed)

Exhibit No.  99.3   Certification

Exhibit No.  99.4   Certification

* The following exhibits are incorporated by reference from the following previous filings:

     Form 10-K for 1999: 4.5, 4.6

     Form 10-K for 1997: 10.5

     Form 10-K for 1993: 3, 10.1, 10.2 and 10.3

(b)  Reports on Form 8-K.

   On May 30, 2003, the Company filed a report on form 8-K with the SEC under item 9 regarding its release announcing consolidated financial results for the third quarter of fiscal 2003.


                        SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Village Super Market, Inc.

By:  /s/ Kevin Begley                   By:  /s/ James Sumas
         Kevin Begley                            James Sumas
         Chief Financial &                       Chief Executive
         Principal Accounting Officer            Officer


Date:  October 22, 2003


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                                     Village Super Market, Inc.


/s/ Perry Sumas                     /s/ James Sumas
    Perry Sumas, Director               James Sumas, Director
    October 22, 2003                    October 22, 2003

/s/ Robert Sumas                    /s/ William Sumas
    Robert Sumas, Director              William Sumas, Director
    October 22, 2003                    October 22, 2003

/s/ John P. Sumas                   /s/ John J. McDermott
    John P. Sumas, Director             John J. McDermott, Director
    October 22, 2003                    October 22, 2003

/s/ David C  Judge                  /s/ Steven Crystal
    David C. Judge, Director            Steven Crystal, Director
    October 22, 2003                    October 22, 2003



Exhibit 21

                    SUBSIDIARIES OF REGISTRANT


   The Company has two wholly-owned subsidiaries at July 26, 2003. Village Super Market of PA, Inc., which is organized under the laws of Pennsylvania, and Village Super Market of NJ, L.P., which is organized under the laws of New Jersey.

   The financial statements of all subsidiaries are included in the Company's consolidated financial statements.



Exhibit 23
                   Independent Auditors' Consent

The Board of Directors
Village Super Market, Inc.:

   We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 1, 2003, with respect to the consolidated balance sheets of Village Super Market, Inc. as of July 26, 2003 and July 27, 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 26, 2003, which report is incorporated herein by reference in the July 26, 2003 annual report on Form 10-K of Village Super Market, Inc.

/s/  KPMG LLP
     Short Hills, New Jersey
     October 24, 2003



Exhibit 99.1


                 CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350
                  AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Annual Report of Village Super Market, Inc. (the "Company") on Form 10-K for the period ending July 26, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   1.  The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            /s/ James Sumas
                                James Sumas
                                Chief Executive Officer
                                October 22, 2003



Exhibit 99.2


               CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350
                AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Annual Report of Village Super Market, Inc. (the "Company") on Form 10-K for the period ending July 26, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   1.  The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                         /s/ Kevin Begley
                             Kevin Begley
                             Chief Financial Officer &
                             Principal Accounting Officer
                             October 22, 2003


Exhibit 99.3


                     CERTIFICATIONS


    I, James Sumas, certify that:

1.  I have reviewed this annual report on Form 10-K of Village
Super Market, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 22, 2003              /s/ James Sumas
                                        James Sumas
                                       Chief Executive Officer



Exhibit 99.4

                         CERTIFICATIONS


    I, Kevin Begley, certify that:

1.  I have reviewed this annual report on Form 10-K of Village
Super Market, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 24, 2003        /s/  Kevin Begley
                                   Kevin Begley
                                   Chief Financial Officer &
                                   Principal Accounting Officer