Form 10-Q
period 2003-10-25
VILLAGE SUPER MARKET INC
filed 2003-12-03
CIK 103595

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549
                      FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 25, 2003

                    OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633


                 VILLAGE SUPER MARKET, INC.
     (Exact name of registrant as specified in its charter)

NEW JERSEY                                       22-1576170
(State or other jurisdiction of             	(I. R. S. Employer
 incorporation or organization)                  Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY     07081
(Address of principal executive offices)        (Zip Code)

(973) 467-2200
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__       No _____

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes_____     No  __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      December 1, 2003
      Class A Common Stock, No Par Value              1,497,200 Shares
      Class B Common Stock, No Par Value              1,594,076 Shares



                    VILLAGE SUPER MARKET, INC.

                             INDEX



PART I                                                                PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements

            Consolidated Condensed Balance Sheets . . . . . . . . . . . .   3

            Consolidated Condensed Statements of Income . . . . . . . . .   4

            Consolidated Condensed Statements of Cash Flows . . . . . . .   5

            Notes to Consolidated Condensed Financial Statements. . . . .   6


Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations . . . . . . . . . . . . . 7-10

Item 3.     Quantitative & Qualitative Disclosures about Market Risk. . .10-11

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . .  11


PART II

OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   12

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   12





                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                               (Unaudited)
                                                     October 25,     July 26,
                                                        2003           2003
ASSETS
Current assets
 Cash and cash equivalents                           $  42,775      $  48,500
 Merchandise inventories                                31,627         32,304
 Patronage dividend receivable                           5,540          3,634
 Other current assets                                    7,038          5,207
                                                       -------      ---------
  Total current assets                                  86,980         89,645

Property, equipment and fixtures, net                   96,267         96,320

Investment in related party, at cost                    15,875         15,875

Goodwill                                                10,605         10,605

Other assets                                             4,145          4,133
                                                      --------       --------
  TOTAL ASSETS                                       $ 213,872      $ 216,578
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                   $   7,666      $   7,730
 Accounts payable to related party                      31,967         32,348
 Accounts payable and accrued expenses                  21,088         21,323
                                                      --------       --------
     Total current liabilities                          60,721         61,401

Long-term debt                                          32,183         37,241
Other liabilities                                       11,623         11,159
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                              18,564         18,535
 Class B common stock - no par value,
   issued and outstanding 1,594,076 shares               1,035          1,035
 Retained earnings                                      95,750         93,239
 Accumulated other comprehensive loss                   (2,330)        (2,330)
 Less cost of Class A treasury shares
  (265,600 shares at October 25, 2003 and
   267,600 shares at July 26, 2003)                     (3,674)        (3,702)
                                                       -------        -------
  Total shareholders' equity                           109,345        106,777
                                                       -------        -------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 213,872      $ 216,578
                                                       =======       ========


See accompanying Notes to Consolidated Condensed Financial Statements.




                         VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)


                                     13 Weeks Ended       13 Weeks Ended
                                    October 25, 2003     October 26, 2002
Sales                                  $  226,734            $  216,538

Cost of sales                             169,586               162,505
                                        ---------             ---------
Gross profit                               57,148                54,033

Operating and administrative
 expense                                   50,042                46,941

Depreciation and amortization               2,216                 2,203
                                        ---------             ---------
Operating income                            4,890                 4,889

Interest expense, net                         621                   779
                                        ---------             ---------
Income before income taxes                  4,269                 4,110

Income taxes                                1,750                 1,660
                                        ---------             ---------
Net income                             $    2,519            $    2,450
                                        =========             =========
Net income per share:
  Basic                                $      .82            $      .80
  Diluted                              $      .80            $      .78
                                        =========             =========


See accompanying Notes to Consolidated Condensed Financial Statements.



                           VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                13 Wks. Ended        13 Wks. Ended
                                                Oct. 25, 2003        Oct. 26, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   2,519           $   2,450
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                       2,216               2,203
   Deferred taxes                                        330                 350
   Provision to value inventories at LIFO                250                 100
   Non-cash stock compensation                            29                  -
   Changes in assets and liabilities:
    (Increase) decrease in merchandise inventories       427             (   495)
    (Increase) in patronage dividend receivable      ( 1,906)            ( 1,647)
    (Increase) decrease in other current assets      ( 1,831)                471
    (Increase)  in other assets                      (    22)            (    61)
    (Decrease) in accounts
      payable to related party                       (   381)            ( 1,444)
    (Decrease) in accounts payable and
      accrued expenses                               (   235)            ( 2,182)
    Increase in other liabilities                        134                 118
                                                     -------             -------
Net cash provided by (used in)
    operating activities                               1,530             (   137)
                                                    --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (  2,153)            ( 3,211)
                                                    --------             -------
Net cash used in investing activities               (  2,153)            ( 3,211)
                                                    --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                  20                  51
 Principal payments of long-term debt               (  5,122)            (   744)
                                                    --------             -------
Net cash used in financing activities               (  5,102)            (   693)
                                                    --------             -------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  (  5,725)            ( 4,041)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 48,500              33,770
                                                    --------            --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $  42,775           $  29,729
                                                    ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
  Interest                                         $   1,275           $   1,481
  Income taxes                                     $      89           $     -


See accompanying Notes to Consolidated Condensed Financial Statements.



                         VILLAGE SUPER MARKET, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.	   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 25, 2003 and the consolidated results of operations and cash flows for the periods ended October 25, 2003 and October 26, 2002.

          The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the July 26, 2003 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.	   The results of operations for the period ended October 25, 2003 are not necessarily indicative of the results to be expected for the full year.

3.	   At both October 25, 2003 and July 26, 2003, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $9,962,000 and $9,712,000 higher than reported at October 25, 2003 and July 26, 2003, respectively.

4.	   The number of common shares outstanding for calculation of net income per share is as follows:

                                            October 25,       October 26,
                                               2003              2002
Weighted average shares
   outstanding - basic                      3,089,539         3,076,108
Dilutive effect of employee
   stock options                               47,085            69,984
                                            ---------         ---------
Weighted average shares
   outstanding - diluted                    3,136,624         3,146,092
                                            =========         =========


ITEM 2.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sales were $226,734,000 in the first quarter of fiscal 2004. Total sales and same store sales both increased 4.7% compared to the first quarter of the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002 and increased sales in stores remodeled in fiscal 2003. In addition, sales in the first quarter of fiscal 2004 benefited from comparison to a year ago quarter that included the impact from a substantial number of store openings by competitors, high levels of promotional activity and a softer economy.

     Gross profit as a percentage of sales increased to 25.2% in the first quarter of fiscal 2004 compared to 25.0% in the first quarter of the prior year. Gross profit as a percentage of sales increased primarily due to lower promotional spending in the current fiscal quarter. This decrease was partially offset by increased LIFO charges in the current fiscal quarter.

     Operating and administrative expenses as a percentage of sales increased to 22.1% in the first quarter of fiscal 2004 compared to 21.7% in the first quarter of the prior year. Fringe benefit costs, primarily required contributions to employee health and pension plans, and utility costs increased in fiscal 2004. Payroll costs declined in fiscal 2004.

     Interest expense (net) decreased in the first quarter of fiscal 2004 compared to the first quarter of the prior year due to reduced borrowing levels in the current year. In addition, the prior year included interest from a capital lease disposed of in the third quarter of fiscal 2003.

     The effective income tax rate increased to 41.0% in the first quarter of fiscal 2004 compared to 40.4% in the first quarter of the prior year.

     Net income was $2,519,000 in the first quarter fiscal 2004, an increase of 3% from the first quarter last year. This increase is attributable to strong sales growth, increased gross profit percentages and lower interest expense, partially offset by higher operating expense percentages.


CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern Food Corp., and accounting for pension plans are described in the Company's Annual Report on Form 10-K for the year ended
July 26, 2003. As of October 25, 2003, there have been no material changes to any of the critical accounting policies contained therein.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1,530,000 in the first quarter of fiscal 2004 compared with net cash used in operating activities of $137,000 in the first quarter of the prior fiscal year. This change is attributable to the prior year including a reduction in accounts payable to related party and accounts payable and accrued expenses of $3,626,000 compared to a current year reduction in those payables of $616,000. Partially offsetting this impact was an increase of $1,831,000 in other current assets in the current year compared to a $471,000 decline in the prior year. Other current assets increased in the current year primarily due to high levels of coupons receivable from manufacturers at October 25, 2003, which were subsequently collected.

     During the first quarter of fiscal 2004, the Company used $1,530,000 of operating cash flow and $5,725,000 of cash on hand to fund capital expenditures of $2,153,000 and to make debt payments of $5,122,000. The debt payments included the first installment of $4,285,714 on the Company's unsecured Senior Notes.

     Working capital was $26,259,000 at October 25, 2003 compared to $28,244,000 at July 26, 2003. The working capital ratio was 1.43 to 1 at October 25, 2003 compared to 1.46 to 1 at July 26, 2003. The Company's working capital needs are reduced since inventory is generally sold by the time payment to Wakefern and other suppliers are due.

     The Company has budgeted approximately $11,000,000 for capital expenditures in fiscal 2004. Planned expenditures include the expansion and remodel of the Bernardsville store and equipment for the Somers Point replacement store. The Company's primary sources of liquidity in fiscal 2004 are expected to be cash on hand at October 25, 2003 and operating cash flow. The Company has available a $15,000,000 (none outstanding at October 25, 2003) unsecured revolving credit line, which expires
September 16, 2004. The Company expects to replace this expiring revolving credit facility during fiscal 2004.

     There have been no substantial changes as of October 25, 2003 to the contractual obligations discussed on page 6 of the Company's Annual Report on Form 10-K for the year ended July 26, 2003.


RELATED PARTY TRANSACTIONS

     A description of the Company's transactions with Wakefern Food Corp., its principal supplier, and with other related parties is included on pages 8,16 and 19 of the Company's Annual Report on Form 10-K for the year ended July 26, 2003. There have been no significant changes in the Company's relationship or nature of transactions with related parties during the first quarter of fiscal 2004.




FORWARD-LOOKING STATEMENTS:

     All statements, other than statements of historical fact, included in this Form 10-Q are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company on a cash flow basis; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other filings of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of October 25, 2003, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.59% at October 25, 2003) on an initial notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At October 25, 2003 the remaining notional amount of the swap agreement was $8,571,429. A 100 basis point increase in interest rates, applied to the Company's borrowings at October 25, 2003, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $85,714.

     At October 25, 2003, the Company had demand deposits of $30,587,000 earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2004.

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


     6(a)   Exhibits

            Exhibit 28(a)   Press Release dated December 2, 2003

            Exhibit 31.1    Certification

            Exhibit 31.2    Certification

            Exhibit 32.1    Certification (furnished, not filed)

            Exhibit 32.2    Certification (furnished, not filed)

    6(b)    Reports on Form 8-K.

            On October 2, 2003, the Company filed a report on Form 8-K with the SEC regarding its release announcing consolidated financial results for the fourth quarter of fiscal 2003.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Village Super Market, Inc.
                                                 Registrant


Date:  December 3, 2003                          /s/ James Sumas
                                                 James Sumas
                                                (Chief Executive Officer)





Date:  December 3, 2003                          /s/ Kevin R. Begley
                                                 Kevin R. Begley
                                                (Chief Financial Officer)



                                Exhibit 28(a)
                          VILLAGE  SUPER MARKET, INC.
                  REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                              OCTOBER 25, 2003


Contact:        Kevin Begley, CFO
                (973) 467-2200, Ext 220

     Springfield, New Jersey - December 2, 2003 - Village Super Market, Inc. (NSD-VLGEA) reported sales and net income for the first quarter ended October 25, 2003.

     Net income was $2,519,000 ($.80 per diluted share) in the first quarter of fiscal 2004, an increase of 3% from the first quarter of the prior year. Net income increased primarily due to strong sales growth, increased gross profit percentages and lower interest expense, partially offset by higher operating expense percentages.

     Sales were $226,734,000 in the first quarter of fiscal 2004. Total sales and same store sales both increased 4.7% compared to the first quarter of the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002 and increased sales in stores remodeled in fiscal 2003.
In addition, sales in the first quarter of fiscal 2004 benefited from comparison to a year ago period that included the impact of a substantial number of store openings by competitors, high levels of promotional activity and a softer economy.

     Gross profit as a percentage of sales increased primarily due to reduced promotional spending in the current quarter. Operating expenses as a percentage of sales increased primarily due to required contributions to employee health and pension plans, and utility cost increases.

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.

     All statements, other than statements of historical fact, included in this Press Release are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company on a cash flow basis; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in the Company's filings with the SEC.


                        VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Amounts)


                             13 Wks. Ended      13 Wks. Ended
                            October 25, 2003   October 26, 2002
Sales                         $   226,734        $   216,538

Cost of sales                     169,586            162,505
                               ----------         ----------
Gross profit                       57,148             54,033


Operating and
 administrative expense            50,042             46,941


Depreciation and
 amortization                       2,216              2,203
                               ----------         ----------
Operating income                    4,890              4,889


Interest expense, net                 621                779
                               ----------         ----------
Income before income taxes          4,269              4,110


Income taxes                        1,750              1,660
                               ----------         ----------
Net income                    $     2,519        $     2,450
                               ==========         ==========
Net income per share:
Basic                         $       .82        $       .80
Diluted                       $       .80        $       .78

Gross profit as a
 % of sales                          25.2%              25.0%

Operating and administrative
 expense as a % of sales             22.1%              21.7%



Exhibit 31.1

      I, James Sumas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Village Super Market, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 3, 2003

                                    /s/ James Sumas
                                    James Sumas
                                    Chief Executive Officer



Exhibit 31.2

      I, Kevin Begley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Village Super Market, Inc.

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: December 3, 2003

                                      /s/  Kevin Begley
                                      Kevin Begley
                                      Chief Financial Officer &
                                      Principal Accounting Officer



Exhibit 32.1

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending October 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ James Sumas
                                    James Sumas
                                    Chief Executive Officer
                                    December 3, 2003


Exhibit 32.2



                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending October 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Kevin Begley
                                    Kevin Begley
                                    Chief Financial Officer &
                                    Principal Accounting Officer
                                    December 3, 2003