Form 10-Q
period 2004-01-24
VILLAGE SUPER MARKET INC
filed 2004-03-04
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                             FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:  January 24, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__         No  ____

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes_____     No __X__

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

                                                  March 2, 2004
     Class A Common Stock, No Par Value           1,517,200 Shares
     Class B Common Stock, No Par Value	          1,594,076 Shares



                      VILLAGE SUPER MARKET, INC.

                               INDEX


PART I                                                         					PAGE NO.

FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets . . . . . . . . . . .     3

           Consolidated Condensed Statements of Income . . . . . . . .     4

           Consolidated Condensed Statements of Cash Flows . . . . . .     5

           Notes to Consolidated Condensed Financial Statements. . . .    6-7



Item 2.	   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .   7-12

Item 3.	   Quantitative & Qualitative Disclosures about Market Risk. .  12-13

Item 4.	   Controls and Procedures. . . . . . . . .  . . . . . . . . .    13



PART II

OTHER INFORMATION


Item 6.	   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    14

           Signatures . . . . . . . .  . . . . . . . . . . . . . . . .    14






                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)
                               (Unaudited)

                                                January 24,       July 26,
                                                   2004             2003
ASSETS
Current assets
 Cash and cash equivalents                      $   40,636      $   48,500
 Merchandise inventories                            32,767          32,304
 Patronage dividend receivable                       1,042           3,634
 Note receivable from related party                 20,042             ---
 Other current assets	                             5,607           5,207
                                                  --------        --------
  Total current assets                             100,094          89,645

Property, equipment and fixtures, net               96,800          96,320

Investment in related party, at cost                15,875          15,875

Goodwill                                            10,605          10,605

Other assets                                         4,157           4,133
                                                  --------        --------
  TOTAL ASSETS                                   $ 227,531       $ 216,578
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt               $   7,636       $   7,730
 Accounts payable to related party                  36,815          32,348
 Accounts payable and accrued expenses              26,663          21,323
                                                  --------        --------
     Total current liabilities                      71,114          61,401

Long-term debt                                      31,336          37,241
Other liabilities                                   12,088          11,159
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                          18,718          18,535
 Class B common stock - no par value,
   issued and outstanding 1,594,076 shares           1,035           1,035
 Retained earnings                                  98,968          93,239
 Accumulated other comprehensive loss               (2,330)         (2,330)
 Less cost of Class A treasury shares -
  (245,600 shares at January 24, 2004 and
   267,600 shares at July 26, 2003)                 (3,398)         (3,702)
                                                  --------        --------
  Total shareholders' equity                       112,993         106,777
                                                  --------        --------
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $ 227,531       $ 216,578
                                                  ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.



                            VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                          13 Wks. Ended    13 Wks. Ended    26 Wks. Ended    26 Wks. Ended
                          Jan. 24, 2004	   Jan. 25, 2003    Jan. 24, 2004    Jan. 25, 2003

Sales                      $  242,209       $  233,911       $  468,943       $  450,449

Cost of sales		      180,104          176,020          349,690          338,525
                            ---------        ---------        ---------        ---------
Gross profit                   62,105           57,891          119,253          111,924

Operating and
 administrative
 expense                       52,865           49,650          102,907           96,591

Depreciation and
 Amortization                   2,263            2,256            4,479            4,459
                            ---------        ---------        ---------        ---------

Operating income                6,977            5,985           11,867	          10,874

Interest expense, net             592              844            1,213	           1,623

Income from partnerships       ------            1,639           ------	           1,639
                            ---------	     ---------        ---------        ---------

Income before
 income taxes                   6,385            6,780           10,654           10,890

Income taxes                    2,734            2,740            4,484            4,400
                            ---------        ---------        ---------        ---------
Net income                 $    3,651       $    4,040       $    6,170       $    6,490
                            =========        =========        =========        =========
Net income
 per share:

  Basic	                   $     1.18       $     1.31       $     2.00       $     2.11
  Diluted                  $     1.16       $     1.28       $     1.96	      $     2.06



See accompanying Notes to Consolidated Condensed Financial Statements.



                            VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)
                                                   26 Weeks Ended      26 Weeks Ended
                                                  January 24, 2004    January 25, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    6,170         $    6,490
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization                           4,479              4,459
  Deferred taxes                                            660                700
  Provision to value inventories at LIFO                    675                200
  Tax benefit from exercise of stock options                137               ----
   Non-cash stock compensation                               46               ----
  Changes in assets and liabilities:
   (Increase) in merchandise inventories               (  1,138)          (    801)
   Decrease in patronage dividend receivable              2,592              1,487
   (Increase) decrease in other current assets         (    400)               914
   (Increase) in other assets                          (     45)          (    257)
   Increase in accounts payable to related party          4,467	             3,234
   Increase in accounts payable and accrued expenses      5,340              1,932
   Increase in other liabilities                            269	               236
                                                       --------           --------
Net cash provided by operating activities                23,252	            18,594
                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in note receivable from related party       (20,042)              ----
 Capital expenditures                                   ( 4,938)           ( 5,817)
                                                       --------           ---------
Net cash used in investing activities                   (24,980)           ( 5,817)
                                                       --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                    220                106
 Principal payments of long-term debt                  (  5,999)          (  1,520)
 Dividends                                                 (357)              ----
                                                       --------           --------
Net cash used in financing activities                  (  6,136)          (  1,414)
                                                       --------           --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (7,864)            11,363

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                     48,500             33,770
                                                       --------           --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                       $   40,636         $   45,133
                                                       ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH
 PAYMENTS FOR:
 Interest                                            $    1,508          $   1,886
 Income taxes                                        $    1,029          $     300

NON-CASH SUPPLEMENTAL DISCLOSURE:
 Investment in related party                         $      ---          $      93


See accompanying Notes to Consolidated Condensed Financial Statements.



                        VILLAGE SUPER MARKET, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 24, 2004 and the consolidated results of operations and cash flows for the periods ended January 24, 2004 and January 25, 2003.

       The significant accounting policies followed by Village Super Market, Inc. (the "Company") are set forth in Note 1 to the Company's consolidated financial statements included in the July 26, 2003 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2. The results of operations for the period ended January 24, 2004 are not necessarily indicative of the results to be expected for the full year.

3. At both January 24, 2004 and July 26, 2003, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $10,387,000 and $9,712,000 higher than reported at January 24, 2004 and July 26, 2003, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:


                                                    13 Weeks Ended          26 Weeks Ended
                                                  1/24/04      1/25/03     1/24/04     1/25/03
Weighted average shares outstanding - basic      3,094,518   3,082,468    3,092,029   3,079,289
Dilutive effect of employee stock options           51,143      67,385       49,114      68,684
                                                 ---------   ---------    ---------   ---------
Weighted average shares outstanding - diluted    3,145,661   3,149,853    3,141,143   3,147,973
                                                 =========   =========    =========   =========



5. The note receivable from related party of $20,042,000 is invested with Wakefern Food Corp. ("Wakefern"), the Company's principal supplier. This unsecured note, which carries interest at prime minus 1.5%, is dated January 15, 2004 and matures January 15, 2005.

6. Comprehensive income was $3,651,000 and $6,170,000 for the quarter and six-month periods ended January 24, 2004, and $4,040,000 and $6,490,000 for the quarter and six-month periods ended January 25, 2003.

7. The fair value of each of the 6,000 options granted in the second quarter of fiscal 2004 was estimated at $11.39 using the Black-Scholes Pricing model with the following assumptions:

                    Expected life                       6 years
                    Expected volatility                 36.0%
                    Expected dividend yield             1.0%
                    Risk-free rate                      4.3%



ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


OVERVIEW


       Village Super Market, Inc. operates a chain of 23 ShopRite supermarkets in New Jersey and eastern Pennsylvania. The Company is a member of Wakefern, the nations largest retailer-owned food cooperative and owner of the ShopRite name. As further described in the Company's Form 10-K, the Company's ownership interest in Wakefern provides many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.


RESULTS OF OPERATIONS


       Sales were $242,209,000 in the second quarter of fiscal 2004. Total sales and same store sales both increased 3.5% compared to the second quarter
of the prior year.   Sales were $468,943,000 for the six-month period of
fiscal 2004, an increase of 4.1% from the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002 and increased sales in stores remodeled in fiscal 2003. In addition, sales in fiscal 2004 benefited from comparison to a year ago period that included the impact from a substantial number of store openings by competitors, higher levels of promotional activity and a softer economy.

       Gross profit as a percentage of sales increased to 25.6% and 25.4%, respectively, in the second quarter and six-month periods of fiscal 2004 compared with 24.7% and 24.8%, respectively, in the corresponding periods of the prior year. As a percentage of sales, gross profit increased primarily due to lower promotional spending in the current fiscal year, larger patronage dividends received in excess of amounts accrued in the current fiscal year, reduced Wakefern assessment charges and improved gross margins in several departments. These improvements were partially offset by increased LIFO charges in the current fiscal year.

       Operating and administrative expenses as a percentage of sales increased to 21.8% and 21.9%, respectively, in the second quarter and six-month periods of fiscal 2004 compared with 21.2% and 21.4%, respectively, in the corresponding prior year periods. As a percentage of sales, fringe benefit costs, primarily contributions to employee heath and pension plans, utility costs and occupancy costs increased in fiscal 2004. As a percentage of sales, payroll costs declined in fiscal 2004 compared to the prior year.

       Interest expense (net) decreased in the second quarter and six-month periods of fiscal 2004 compared to the corresponding prior year periods due to reduced borrowing levels in the current fiscal year. In addition, the prior fiscal year included interest from a capital lease disposed of in the third quarter of fiscal 2003.

       The second quarter of fiscal 2003 included $1,639,000 ($967,000 after-tax) of distributions received from two partnerships in which the Company is a limited partner. The Company's ownership interest in these partnerships resulted from its leasing of supermarkets in two shopping centers. The Company remains a tenant in one of the shopping centers. The Company's accounting for these partnerships under the equity method had previously resulted in a zero investment balance in the consolidated financial statements.

       The effective income tax rate increased to 42.8% and 42.1%, respectively, for the second quarter and six-month periods of fiscal 2004 compared to 40.4% for both the corresponding periods of the prior year. These increases are due to recent tax audits of previous fiscal years.

       Net income was $3,651,000 in the second quarter of fiscal 2004, a decrease of 10% from the second quarter of the prior fiscal year. Excluding the aforementioned $967,000 effect on net income from partnerships in fiscal 2003, net income would have increased from $3,073,000 to $3,651,000, or 19%. Management believes this is a more appropriate comparison of operating results, as the partnership income is not expected to recur in the near future. This increase is attributable to strong sales growth, increased gross profit percentages and lower interest expense, partially offset by a higher operating and administrative expense percentage.


CRITICAL ACCOUNTING POLICIES


       Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company's Annual Report on Form 10-K for the year ended July 26, 2003. As of January 24, 2004, there have been no material changes to any of the critical accounting policies contained therein.


LIQUIDITY AND CAPITAL RESOURCES


       Net cash provided by operating activities was $23,252,000 for the six-month period ended January 24, 2004 compared with $18,594,000 for the six-month period ended January 25, 2003. This change is attributable to larger increases in accounts payable to related party and accounts payable and accrued expenses in the current fiscal year than in the prior year due to the timing of payments. In addition, patronage dividends received in fiscal 2004 exceeded fiscal 2003.

       During the first six months of fiscal 2004, the Company used $23,252,000 of operating cash flow and $7,864,000 of cash on hand to fund capital expenditures of $4,938,000, to make debt payments of $5,999,000 and to invest $20,042,000 of excess cash in a note receivable from Wakefern. The debt payments made included the first installment of $4,285,714 on the Company's unsecured Senior Notes. The investment in the note receivable from Wakefern is a one-year note dated January 15, 2004, which matures
January 15, 2005. These funds were previously invested in a demand deposit at Wakefern.

       Working capital was $28,980,000 at January 24, 2004 compared to $28,244,000 at July 26, 2003. The working capital ratio was 1.41 to one at January 24, 2004 compared to 1.46 to one at July 26, 2003. The Company's working capital needs are reduced since inventory is generally sold by the time payment to Wakefern and other suppliers are due.

       The Company has budgeted approximately $12 million for capital expenditures in fiscal 2004. Planned expenditures include the expansion and remodel of the Bernardsville store and equipment for the Somers Point replacement store. The Company's primary sources of liquidity in fiscal 2004 are expected to be cash on hand at January 24, 2004 and operating cash flow. The Company has available a $15 million (none outstanding at January 24, 2004) unsecured revolving credit line, which expires September 16, 2004. The Company expects to replace this expiring revolving credit facility during
fiscal 2004.	There have been no substantial changes as of January 24, 2004 to the contractual obligations discussed on page 6 of the Company's Annual Report on Form 10-K for the year ended July 26, 2003.


RELATED PARTY TRANSACTIONS


       A description of the Company's transactions with Wakefern, its principal supplier, and with other related parties is included on pages 8,16 and 19 of the Company's Annual Report on Form 10-K for the year ended
July 26, 2003. There have been no significant changes in the Company's relationship or nature of the transactions with these related parties during the twenty-six weeks of fiscal 2004, except that the Company invested $20,042,000 of cash in a note receivable from Wakefern in fiscal 2004 that was invested in demand and overnight deposits at Wakefern on July 26, 2003. The note, which carries interest at prime minus 1.5%, is dated
January 15, 2004 and matures January 15, 2005.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


       In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending July 31, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the quarter ending April 24, 2004.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of January 24, 2004, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.60% at January 24, 2004) on an initial notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At January 24, 2004 the remaining notional amount of the swap agreement was $8,571,429. A 100 basis point increase in interest rates, applied to the Company's borrowings at January 24, 2004, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $85,714.

       At January 24, 2004, the Company had demand deposits of $18,614,000 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes. In addition, at January 24, 2004, the Company had a $20,042,000 adjustable rate promissory note from Wakefern earning interest at prime less 1.5%, which is exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES


       As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2004.

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




PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


            6 (a)     Exhibits


                      Exhibit 28(a) First Quarter Report to Shareholders dated December 15, 2003.

                      Exhibit 31.1      Certification

                      Exhibit 31.2      Certification

                      Exhibit 32.1      Certification (furnished, not filed)

                      Exhibit 32.2      Certification (furnished, not filed)

           6 (b)      Reports on Form 8-K.

       On March 1, 2004, the Company filed a report on Form 8-K with the SEC regarding its release announcing consolidated financial results for the second quarter of fiscal 2004.



SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Village Super Market, Inc.
                                                Registrant



          Date:  March 3, 2004                  /s/ James Sumas
                                                James Sumas
                                                (Chief Executive Officer)


          Date:  March 3, 2004                  /s/ Kevin R. Begley
                                                Kevin R. Begley
                                                (Chief Financial Officer)



Exhibit 28(a)



F   To Our Shareholders:

I      Net income was $2,519,000 ($.80 per diluted share) in the first quarter of fiscal 2004, an increase of 3% from the first quarter of the prior
R year. Net income increased primarily due to strong sales growth, increased gross profit percentages and lower interest expense, partially
S   offset by higher operating expense percentages.

T      Sales were $226,734,000 in the first quarter of fiscal 2004. Total sales and same store sales both increased 4.7% compared to the first quarter of the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002 and increased sales in stores
Q remodeled in fiscal 2003. In addition, sales in the first quarter of fiscal 2004 benefited from comparison to a year ago period that included
U the impact of a substantial number of store openings by competitors, high levels of promotional activity and a softer economy.
A
       Gross profit as a percentage of sales increased to 25.2% in the first
R quarter of fiscal 2004 compared to 25.0% in the first quarter of the prior year. Gross profit as a percentage of sales increased primarily due to
T lower promotional spending in the current fiscal quarter. This impact was partially offset by increased LIFO charges in the current fiscal quarter.
R
       Operating and administrative expenses as a percentage of sales increased to 22.1% in the first quarter of fiscal 2004 compared to 21.7% in the first quarter of the prior year. Fringe benefit costs, primarily
R required contributions to employee health and pension plans, and utility costs increased in fiscal 2004. Payroll costs declined in fiscal 2004.
E
       On December 12, 2003, Board of Directors declared a semi-annual cash
P dividend of $.14 per Class A common share and $.09 per Class B common share. These dividends will be payable February 20, 2004 to shareholders
O   of record on January 23, 2004.

R

T                                       Respectfully,
                         Perry Sumas                  James Sumas
                         President                    Chairman of the Board


    December 15, 2003


All statements, other than statements of historical fact, included in this report are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company on a cash flow basis; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in the Company's filings with the SEC.


                         VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)

                                    13 Wks. Ended        13 Wks.Ended
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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


   Date: March 3, 2004
                                       /s/ James Sumas
                                       James Sumas
                                       Chief Executive Officer


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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


   Date: March 3, 2004                /s/  Kevin Begley
                                      Kevin Begley
                                      Chief Financial Officer &
                                      Principal Accounting Officer



Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending January 24, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ James Sumas
                                       James Sumas
                                       Chief Executive Officer
                                       March 3, 2004




Exhibit 32.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending January 24, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.	  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Kevin Begley
                                       Kevin Begley
                                       Chief Financial Officer &
                                       Principal Accounting Officer
                                       March 3, 2004