Form 10-Q
period 2004-04-24
VILLAGE SUPER MARKET INC
filed 2004-06-02
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                               FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:   April 24, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.)     Yes ____    No __X__

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:


                                                           June 1, 2004
     Class A Common Stock, No Par Value                    1,534,700 Shares
     Class B Common Stock, No Par Value                    1,594,076 Shares




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

           Notes to Consolidated Condensed Financial Statements . . . . . 6 - 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . 8 - 12

Item 3.	   Quantitative & Qualitative Disclosures about Market Risk . . .  13

Item 4.    Controls and Procedures . . . . . . . . . . . . . . . . . . . . 14



PART II

OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  15

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  15






                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          VILLAGE SUPER MARKET, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Thousands)
                              (Unaudited)

                                                     April 24,    July 26,
                                                       2004         2003
ASSETS
Current assets
 Cash and cash equivalents                           $  28,949   $  48,500
 Merchandise inventories                                31,440      32,304
 Patronage dividend receivable                           2,760       3,634
 Note receivable from related party                     20,148        ----
 Other current assets                                    5,654       5,207
                                                       -------     -------
   Total current assets                                 88,951      89,645

Property, equipment and fixtures, net                   98,437      96,320

Investment in related party, at cost                    15,875      15,875

Goodwill                                                10,605      10,605

Other assets                                             4,095       4,133
                                                      --------    --------
    TOTAL ASSETS                                     $ 217,963   $ 216,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                   $   7,636   $   7,730
 Accounts payable to related party                      29,336      32,348
 Accounts payable and accrued expenses                  22,055      21,323
                                                      --------    --------
    Total current liabilities                           59,027      61,401

Long-term debt                                          30,291      37,241
Other liabilities                                       12,552      11,159
Commitments and Contingencies
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                              18,885      18,535
 Class B common stock - no par value,
   1,594,076 shares issued & outstanding                 1,035       1,035
 Retained earnings                                     101,658      93,239
 Accumulated other comprehensive loss                   (2,330)    ( 2,330)
 Less cost of Class A treasury shares
   (228,100 shares at April 24, 2004
   and 267,600 shares at July 26, 2003)                ( 3,155)     (3,702)
                                                      --------    --------
Total shareholders' equity                             116,093     106,777
                                                      --------    --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 217,963   $ 216,578
                                                      ========    ========


See accompanying Notes to Consolidated Condensed Financial Statements.



                          VILLAGE SUPER MARKET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Amounts)
                               (Unaudited)


                         13 Wks. Ended    13 Wks. Ended   39 Wks. Ended   39 Wks. Ended
                         Apr. 24, 2004    Apr. 26, 2003   Apr. 24, 2004   Apr. 26, 2003

Sales                      $  229,531      $  221,450      $  698,473      $  671,899

Cost of sales                 170,824         166,281         520,513         504,806
                            ---------       ---------       ---------       ---------
Gross profit                   58,707          55,169         177,960         167,093

Operating and
 administrative
 expense                       51,175          49,058         154,081         145,648

Depreciation and
 amortization                   2,389           2,231           6,868           6,690
                            ---------       ---------       ---------       ---------
Operating income                5,143           3,880          17,011          14,755

Income from
  partnerships                   ---             ---             ---            1,639

Interest expense, net             493             698           1,707           2,321
                            ---------       ---------       ---------       ---------
Income before
 income taxes                   4,650           3,182          15,304          14,073

Income taxes                    1,906           1,285           6,390           5,685
                            ---------       ---------       ---------       ---------
Net income                 $    2,744      $    1,897      $    8,914      $    8,388
                            =========       =========       =========       =========

Net income
 per share:
  Basic                    $      .88      $      .61  	   $     2.87      $     2.72
  Diluted                  $      .87      $      .60      $     2.83      $     2.66


See accompanying Notes to Consolidated Condensed Financial Statements.


                       VILLAGE SUPER MARKET, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)
                                                          39 Weeks Ended    39 Weeks Ended
                                                          April 24,2004     April 26,2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    8,914        $    8,388
  Adjustments to reconcile net income
   to net cash provided by  operating activities:
  Depreciation and amortization                                  6,868             6,690
  Deferred taxes                                                   990		     750
  Provision to value inventories at LIFO                         1,075               450
  Tax benefit from exercise of stock options                       287                71
  Non-cash stock compensation                                       63               ---
Changes in assets and liabilities:
   (Increase) decrease in merchandise inventories            (     211)            2,214
   (Increase) decrease in patronage dividend receivable            874         (      31)
   (Increase) decrease in other current assets               (     447)            1,356
   (Increase) in other assets                                (     161)        (     163)
   (Decrease) in accounts payable to related party           (   3,012)        (   1,624)
   Increase (decrease) in accounts payable and
     accrued expenses                                              732         (   1,802)
   Increase in other liabilities                                   403               353
                                                             ---------         ---------
  Net cash provided by operating activities                     16,375            16,652
                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in note receivable from related party            (  20,148)           -----
Capital expenditures                                         (   8,954)        (   7,604)
 Proceeds from disposal of assets                               -----              4,006
                                                             ---------         ---------
Net cash used in investing activities                        (  29,102)        (   3,598)
                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                           408               125
 Principal payments of long-term debt                        (   6,875)        (   2,319)
 Dividends                                                   (     357)           -----
                                                             ---------         ---------
Net cash used in financing activites                         (   6,824)        (   2,194)
                                                             ---------         ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENT                                             (  19,551)           10,860

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                      48,500            33,770
                                                            ----------         ---------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                   $    28,949        $   44,630
                                                            ==========         =========
SUPPLEMENTAL DISCLOSURE OF CASH
 PAYMENTS FOR:
 Interest                                                  $     2,603        $    3,207
 Income taxes                                              $     3,654        $    1,925

NON-CASH SUPPLEMENTAL DISCLOSURE:
 Investment in related party                               $    -----         $       93


See accompanying Notes to Consolidated Condensed Financial Statements.


                       VILLAGE SUPER MARKET, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 24, 2004 and the consolidated results of operations and cash flows for the periods ended April 24, 2004 and April 26, 2003.

     The significant accounting policies followed by Village Super Market, Inc. (the "Company") are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2003 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2. The results of operations for the period ended April 24, 2004 are not necessarily indicative of the results to be expected for the full year.

3. At both April 24, 2004 and July 26, 2003, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $10,787,000 and $9,712,000 higher than reported at April 24, 2004 and July 26, 2003, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:

                                                      13 Weeks Ended               39 Weeks Ended
                                                   4/24/04      4/26/03        4/24/04      4/26/03
                                                                             <CV>
Weighted Average Shares Outstanding - Basic      3,120,419    3,085,650      3,101,492    3,084,059
Dilutive Effect of Employee Stock Options	    42,022       62,146         46,750       66,505
                                                 ---------    ---------      ---------    ---------
Weighted Average Shares Outstanding - Diluted    3,162,441    3,147,796      3,148,242    3,150,564
                                                 =========    =========      =========    =========



5. The note receivable from related party of $20,148,000 is invested with Wakefern Food Corp. ("Wakefern"), the Company's principal supplier. This unsecured note, which carries interest at prime minus 1.5%, is dated
January 15, 2004 and matures January 15, 2005. At April 24, 2004, cash and cash equivalents included $16,639,000 of demand deposits invested at Wakefern earning interest at prime less 2.5%, or overnight money rates.

6. Comprehensive income was $2,744,000 and $8,914,000 for the quarter and nine-month periods ended April 24, 2004, and $1,897,000 and $8,388,000 for the quarter and nine-month periods ended April 26, 2003.

7. The fair value of each of the 6,000 options granted in fiscal 2004 was estimated at $11.39 using the Black-Scholes Pricing model with the following assumptions:
                   Expected life                6 years
                   Expected volatility          36.0%
                   Expected dividend yield      1.0%
                   Risk-free rate               4.3%

8. The Company sponsors three defined benefit pension plans covering administrative personnel and members of two unions. Net periodic pension costs for the three plans includes the following components:


                                   13 Weeks         13 Weeks         39 Weeks         39 Weeks
                                Ended 4/24/04    Ended 4/26/03    Ended 4/24/04    Ended 4/26/03
  Service cost			 $   195,000      $   196,000      $   584,000      $   589,000
  Interest cost on projected
    benefit obligations              250,000          233,000          750,000          699,000
  Expected return on
    plan assets                     (174,000)        (181,000)        (523,000)        (543,000)
  Net amortization and
    deferral                          61,000         ( 47,000)         184,000         (142,000)
                                  ----------       ----------       ----------       ----------
  Net periodic pension cost      $   332,000      $   201,000      $   995,000      $   603,000
                                  ==========       ==========       ==========       ==========



     As of April 24, 2004, the Company has contributed $1,335,000 to its pension plans in fiscal 2004. The Company expects to contribute an additional $274,000 in the fourth quarter of fiscal 2004 to fund its pension plans.



ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

OVERVIEW

     Village Super Market, Inc. operates a chain of 23 ShopRite supermarkets in New Jersey and eastern Pennsylvania. The Company is a member of Wakefern, the nation's largest retailer-owned food cooperative and owner of the ShopRite name. As further described in the Company's Form 10-K, the Company's ownership interest in Wakefern provides many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.


RESULTS OF OPERATIONS

     Sales were $229,531,000 in the third quarter of fiscal 2004. Total sales and same store sales both increased 3.6% compared to the third quarter of the prior year. Sales were $698,473,000 for the nine-month period of fiscal 2004, an increase of 4.0% from the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002, increased sales in stores remodeled in fiscal 2003 and increases in retail prices in certain categories resulting from inflation in fiscal 2004. In addition, sales in fiscal 2004 benefited from comparison to fiscal 2003 periods that included the impact from a substantial number of store openings by competitors, higher levels of promotional activity and a softer economy.

     Gross profit as a percentage of sales increased to 25.6% and 25.5%, respectively, in the third quarter and nine-month periods of fiscal 2004 compared with 24.9% in both the third quarter and nine-month period of the prior year. As a percentage of sales, gross profit in the third quarter increased compared to the prior year primarily due to an increased estimate of patronage dividends, improved gross margins in several departments, improved product mix and reduced Wakefern assessment charges. These improvements were partially offset by increased LIFO charges and higher promotional spending in the third quarter of fiscal 2004. As a percentage of sales, gross profit for the nine-month period increased from the prior year primarily due to a higher estimate of patronage dividends, improved gross margins in several departments,
reduced Wakefern assessment charges and lower promotional spending.   These
improvements were partially offset by increased LIFO charges in the current nine-month period.

     Operating and administrative expenses as a percentage of sales increased to 22.3% and 22.1%, respectively, in the third quarter and nine-month periods of fiscal 2004 compared with 22.2% and 21.7%, respectively, in the corresponding prior year periods. As a percentage of sales, fringe benefits costs, primarily contributions to employee health and pension plans, utility costs and marketing costs increased in the fiscal 2004 periods compared to the prior fiscal year periods. As a percentage of sales, payroll costs declined in the fiscal 2004 periods compared to the prior fiscal year periods.

     Depreciation and amortization expense increased in the third quarter and nine-month periods of fiscal 2004 compared to the corresponding periods of the prior year due to additional depreciation on fixed assets placed in service in fiscal 2004 and 2003.

     Interest expense (net) decreased in the third quarter and nine-month period of fiscal 2004 compared to the corresponding periods of the prior year due to reduced borrowing levels in the current fiscal year and increased interest income from higher rates received on excess cash invested at Wakefern. In addition, the prior fiscal year included interest expense from a capital lease disposed of in the third quarter of fiscal 2003.

     Fiscal 2003 included $1,639,000 ($967,000 after-tax) of distributions received from two partnerships in which the Company is a limited partner. The Company's ownership interest in these partnerships resulted from its leasing of two supermarkets in two shopping centers. The Company remains a tenant in one
of the shopping centers.   The Company's accounting for these partnerships
under the equity method had previously resulted in a zero investment balance in the consolidated financial statements.

     The effective income tax rate was 41.0% and 41.8%, respectively, for the third quarter and nine-month period of fiscal 2004 compared to 40.4% in both of the corresponding periods of the prior year. The increase in the nine-month period is due to completed tax audits of previous fiscal years.

     Net income was $2,744,000 in the third quarter of fiscal 2004, an increase of 45% from the third quarter of the prior fiscal year. This increase is attributable to strong sales growth and increased gross profit percentages, partially offset by a slightly higher operating and administrative expense percentage.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company's Annual Report on Form 10-K for the year ended July 26, 2003. As of April 24, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $16,375,000 for the nine-month period ended April 24, 2004 compared with $16,652,000 for the nine-month period ended April 26, 2003. Although net cash provided by operating activities was similar, fiscal 2004 included greater net income, LIFO charges, and patronage dividends received, while fiscal 2003 included reduced inventories and reduced tax receivables, partially offset by larger decreases in accounts payable to related party and accounts payable and accrued expenses.

     During the first nine months of fiscal 2004, the Company used $16,375,000 of operating cash flow and $19,551,000 of cash on hand primarily to fund capital expenditures of $8,954,000, to make debt payments of $6,875,000 and to invest $20,148,000 of excess cash in a note receivable from Wakefern. The debt payments made included the first installment of $4,285,714 on the Company's unsecured Senior Notes. The investment in the note receivable from Wakefern is a one-year note dated January 15, 2004, which matures January 15, 2005. These funds were previously invested in a demand deposit at Wakefern.

     Working capital was $29,924,000 at April 24, 2004 compared to $28,244,000 at July 26, 2003. The working capital ratio was 1.51 to one at April 24, 2004
compared to 1.46 to one at July 26, 2003.   The Company's working capital needs
are reduced since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

     The Company has budgeted approximately $13,000,000 for capital expenditures in fiscal 2004. Planned expenditures include the expansion and remodel of the Bernardsville store and equipment for the Somers Point replacement store. The Company's primary sources of liquidity in fiscal 2004 are expected to be cash on hand at April 24, 2004 and operating cash flow. The Company has available a $15 million (none outstanding at April 24, 2004) unsecured revolving credit line, which expires September 16, 2004. The Company expects to replace this credit facility prior to expiration.

     There have been no substantial changes as of April 24, 2004 to the contractual obligations discussed on page 6 of the Company's Annual Report on Form 10-K for the year ended July 26, 2003.

RELATED PARTY TRANSACTIONS

     A description of the Company's transactions with Wakefern, its principal supplier, and with other related parties is included on pages 8,16 and 19 of the Company's Annual Report on Form 10-K for the year ended July 26, 2003. There have been no significant changes in the Company's relationship or the nature of the transactions with these related parties during the nine months of fiscal 2004, except that the Company invested $20,148,000 of cash in a note receivable from Wakefern in fiscal 2004 that was invested in demand and overnight deposits at Wakefern on July 26, 2003. The note, which carries interest at prime minus 1.5%, is dated January 15, 2004 and matures
January 15, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", to revise employers' annual and quarterly disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending July 31, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the quarter ending April 24, 2004, and have been included herein.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company adopted FASB Interpretation No. 46 effective April 24, 2004, which did not have any impact on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of operations, the Company is exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value resulting from an adverse movement in interest rates. As of April 24, 2004, the Company's only variable rate borrowings relate to a swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.51% at April 24, 2004) on an initial notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the repayment of the fixed rate obligation it hedges. At April 24, 2004 the remaining notional amount of the swap agreement was $8,571,429. A 100 basis point increase in interest rates, applied to the Company's borrowings at April 24, 2004, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $85,714.

     At April 24, 2004, the Company had demand deposits of $16,639,000 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes. In addition, at April 24, 2004, the Company had a $20,148,000 adjustable rate promissory note from Wakefern earning interest at prime less 1.5%, which is exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2004.

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




PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

        6 (a)   Exhibits

                Exhibit 10.6  -   Employment agreement dated January 1,2004
                                  between the Company and Kevin Begley

                Exhibit 28(a) -   Press Release dated May 28, 2004.

                Exhibit 28(b) -   Second Quarter Report to Shareholders dated
                                  March 13, 2004.

                Exhibit 31.1  -   Certification

                Exhibit 31.2  -   Certification

                Exhibit 32.1  -   Certification (furnished, not filed)

                Exhibit 32.2  -   Certification (furnished, not filed)

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


                                               Village Super Market, Inc.
                                               Registrant

Date:  June 1, 2004                            /s/ James Sumas
                                               James Sumas
                                               (Chief Executive Officer)

Date:  June 1, 2004                            /s/ Kevin R. Begley
                                               Kevin R. Begley
                                               (Chief Financial Officer)


Exhibit 28(a)

                     VILLAGE SUPER MARKET, INC.REPORTS RESULTS
                FOR THE QUARTER AND NINE MONTHS ENDED APRIL 24, 2004

Contact:   Kevin Begley, CFO
           (973) 467-2200 - Ext. 220
           Kevin.Begley@wakefern.com

     Springfield, New Jersey - May 28, 2004 - Village Super Market, Inc. (NSD-VLGEA) today reported its results of operations for the third quarter ended April 24, 2004.

     Net income was $2,744,000 ($.87 per diluted share) in the third quarter of fiscal 2004, an increase of 45% from the third quarter of the prior year. Net income in the third quarter increased primarily due to strong sales growth and increased gross profit percentages, partially offset by a slightly higher operating expense percentage.

     Sales were $229,531,000 in the third quarter of fiscal 2004. Total sales and same store sales both increased 3.6% compared to the third quarter of the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002, higher sales in stores remodeled in fiscal 2003 and increased inflation. In addition, sales in the third quarter of fiscal 2004 benefited from comparison to a year ago period that included the impact of a substantial number of store openings by competitors, higher levels of promotional activity and a softer economy.

     Net income for the nine-month period of fiscal 2004 was $8,914,000 ($2.83 per diluted share) an increase of 6% from the prior year. Results for fiscal 2003 included $967,000 (after-tax) of income received from two partnerships. Excluding the income received from these partnerships in fiscal 2003, net income for the nine-month period of fiscal 2004 would have increased 20% from fiscal 2003. Sales for the nine-month period of fiscal 2004 were $698,473,000, an increase of 4.0% from the prior year.

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




                        VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)


                       13 Wks. Ended    13 Wks. Ended    39 Wks. Ended    39 Wks. Ended
                       Apr. 24, 2004    Apr. 26, 2003    Apr. 24, 2004    Apr. 26, 2003

Sales                  $   229,531      $   221,450      $   698,473      $   671,899

Cost of sales              170,824          166,281          520,513          504,806
                        ----------       ----------       ----------       ----------
Gross profit                58,707           55,169          177,960          167,093

Operating and
 administrative
 expense                    51,175           49,058          154,081          145,648

Depreciation and
 amortization                2,389            2,231            6,868            6,690
                        ----------       ----------       ----------       ----------
Operating income             5,143            3,880           17,011           14,755

Interest expense               493              698            1,707            2,321

Income from
partnerships                  ----             ----             ----            1,639
                        ----------       ----------       ----------       ----------
Income before
 income taxes                4,650            3,182           15,304           14,073

Income taxes                 1,906            1,285            6,390            5,685
                        ----------       ----------       ----------       ----------
Net income             $     2,744      $     1,897      $     8,914      $     8,388
	                ==========       ==========       ==========       ==========
Net income
 per share:

    Basic                $     .88        $     .61        $    2.87        $    2.72
    Diluted              $     .87        $     .60        $    2.83        $    2.66

Gross profit as a
 % of sales                   25.6%            24.9%            25.5%            24.9%

Operating and admin.
 expense as a
 % of sales                   22.3%            22.2%            22.1%            21.7%



Exhibit  28(b)

To our Shareholders:

     Net income was $3,651,000 ($1.16 per diluted share) in the second quarter of fiscal 2004, a decrease of 10% from the second quarter of the prior year. Results for the second quarter of fiscal 2003 included $967,000 (after-tax) of income received from two partnerships. Excluding this partnership income, net income in the second quarter of fiscal 2004 increased 19% from the second quarter of fiscal 2003. Net income in the second quarter of fiscal 2004 increased primarily due to strong sales growth, increased gross profit percentages and lower interest expense, partially offset by higher operating expense percentages.

     Sales were $242,209,000 in the second quarter of fiscal 2004. Total sales and same store sales both increased 3.5% compared to the second quarter of the prior year. Sales increased due to continued improvement in the two stores opened in fiscal 2002 and increased sales in stores remodeled in fiscal 2003. In addition, sales in the second quarter of fiscal 2004 benefited from comparison to a year ago period that included the impact of a substantial number of store openings by competitors, higher levels of promotional activity and a softer economy.

     Net income for the six-month period of fiscal 2004 was $6,170,000 ($1.96 per diluted share), a decrease of 5% from the prior year. Excluding the income received from the partnership described above, net income increased 12% in the six-month period. Sales for the six-month period of fiscal 2004 were $468,943,000, an increase of 4.1% from the prior year.

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.

                               Respectfully,

             Perry Sumas                         James Sumas
             President                           Chairman of the Board

March 13, 2004

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


                                 VILLAGE SUPER MARKET, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (Dollars in Thousands Except Per Share Amounts)
                                        (Unaudited)


                         13 Wks. Ended    13 Wks. Ended    26 Wks. Ended    26 Wks. Ended
                         Jan. 24, 2004    Jan. 25, 2003    Jan. 24, 2004    Jan. 25, 2003

Sales                    $   242,209      $   233,911      $   468,943      $   450,449

Cost of sales                180,104          176,020          349,690          338,525
                          ----------       ----------       ----------       ----------
Gross profit                  62,105           57,891          119,253          111,924

Operating and
 administrative
 expense                      52,865           49,650          102,907           96,591

Depreciation and
 amortization                  2,263            2,256            4,479            4,459
                          ----------       ----------       ----------       ----------
Operating income               6,977            5,985           11,867           10,874

Interest expense                 592              844            1,213            1,623

Income from
partnerships                    ----            1,639             ----            1,639
                          ----------       ----------       ----------       ----------
Income before
 income taxes                  6,385            6,780           10,654           10,890

Income taxes                   2,734            2,740            4,484            4,400
                          ----------       ----------       ----------       ----------
Net income               $     3,651      $     4,040      $     6,170      $     6,490
                          ==========       ==========       ==========       ==========
Net income
 per share:

  Basic                    $    1.18        $    1.31        $    2.00        $    2.11
  Diluted                  $    1.16        $    1.28        $    1.96        $    2.06

Gross profit as a
 % of sales                     25.6%            24.7%            25.4%            24.8%

Operating and admin.
 expense as a
 % of sales                     21.8%            21.2%            21.9%            21.4%



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


       Date: June 1, 2004


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

Date: June 1, 2004

                                     /s/  Kevin Begley
                                     Kevin Begley
                                     Chief Financial Officer &
                                     Principal Accounting Officer



Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending April 24, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.	  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                /s/ James Sumas
                                James Sumas
                                Chief Executive Officer
                                June 1, 2004




Exhibit 32.2


                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending April 24, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.	  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                /s/ Kevin Begley
                                Kevin Begley
                                Chief Financial Officer &
                                Principal Accounting Officer
                                June 1, 2004