Form 10-K
period 2004-07-31
VILLAGE SUPER MARKET INC
filed 2004-10-21
CIK 103595

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549
                              FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
        For the fiscal year ended:  July 31, 2004.

[  ]   	Transition Report Pursuant to Section 13 or 15(d) of the Securities
        and Exchange Act of 1934 (Fee Required) for the transition period from ______________ to ______________ .

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

     The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $45,570,000 and the aggregate market value of the Class B common stock held by non-affiliates was approximately $14,106,000 (based upon the closing price of the Class A shares on the NASDAQ on January 24, 2004, the last business day of the second fiscal quarter). There are no other classes of voting stock outstanding.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

                                                     Outstanding at
                      Class                         October 21, 2004
          Class A common stock, no par value        1,558,700 Shares
          Class B common stock, no par value        1,594,076 Shares



DOCUMENTS INCORPORATED BY REFERENCE

     Information contained in the 2004 Annual Report to Shareholders and the 2004 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 10, 2004 are incorporated by reference into this Form 10-K at
Part II, Items 5, 6, 7 and 8 and Part III.


                                PART I

FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements and to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company on a cash flow basis; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other filings of the Company.


ITEM I.  BUSINESS

GENERAL

     Village Super Market, Inc. (the "Company"), which was founded in 1937, operates a chain of 23 ShopRite supermarkets, 16 of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

     The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. During fiscal 2004, sales per store was $41,637,000 and sales per selling square foot was $966. The Company attempts to efficiently utilize its selling space, gives continuing attention to the decor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores. Below is a summary of the range of store sizes at July 31, 2004:


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
                                                       ===

     These larger store sizes enable the Company's superstores to provide a "one-stop" shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a natural and organic food section, ethnic and international foods and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances, film processing and in most
cases, a pharmacy.   Recently remodeled and new superstores emphasize a Power
Alley, which features high margin, fresh convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of superstores and percentage of selling square feet allocable to these stores during each of these periods:


            Product Categories              Fiscal Year Ended In July
                                              2002      2003      2004
                Groceries                     40.3%     39.7%     39.1%
                Dairy and Frozen              16.0      16.0      16.4
                Meats                          9.6       9.7      10.1
                Non-Foods                     10.0       9.8       9.4
                Produce                       10.5      10.8      10.7
                Appetizers and prepared food   4.8       4.9       5.0
                Seafood                        2.2       2.2       2.2
                Pharmacy                       4.9       5.1       5.3
                Bakery                         1.6       1.7       1.7
                Other                           .1        .1        .1
                                             -----     -----     -----
                                             100.0%    100.0%    100.0%
                                             =====     =====     =====

            Number of superstores               21        21        21

            Selling square feet
              represented by superstores        95%       95%       95%


     A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to determine if they should be closed. A stand alone drug store near the Bernardsville store is expected to close in fiscal 2005 upon the completion of the expansion and remodel of the Bernardsville store. The Company operates one liquor store.


DEVELOPMENT AND EXPANSION

     The Company has an ongoing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores.

     In fiscal 2004, the Company began the expansion and remodel of the Bernardsville store and the construction of the replacement store in Somers Point. Both of these projects will be completed in fiscal 2005.

     In fiscal 2003, the Company remodeled the English Creek, Hillsborough and Rio Grande stores. In fiscal 2002, the Company opened a 64,000 sq. ft. store in Hammonton, NJ and a 59,000 sq. ft. store in Garwood, NJ. In fiscal 2001, the Company opened a 67,000 sq. ft. store in West Orange to replace an older, smaller store.

     The Company has budgeted $13 million for capital expenditures in fiscal 2005. Planned expenditures include the completion of the expansion and remodel of the Bernardsville store, the remainder of equipment for the Somers Point replacement store, and an expansion and remodel of the Springfield store.

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


WAKEFERN FOOD CORPORATION

     The Company is the second largest member of Wakefern and owns 16.4% of Wakefern's outstanding stock. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. Wakefern and its 39 shareholder members operate 207 supermarkets and other retail formats, including 50 stores operated by Wakefern. Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

     The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 15% of sales in fiscal 2004.

     Wakefern distributes as a "patronage dividend" to each of its stockholders a share of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

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

     Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff. Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising. The Company also places Wakefern developed materials with local newspapers. In addition, Wakefern provides the Company with other services including insurance, supplies, equipment purchasing, coupon processing and technology support.

     Wakefern operates warehouses and distribution facilities in Elizabeth, Woodbridge and South Brunswick, New Jersey and Wallkill, New York. The Company and all other members of Wakefern are parties to the Wakefern Stockholder's Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. The Company fulfilled this obligation in fiscal 2004. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control. No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or in new stores. A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

     On November 22, 2000, Big V Supermarkets, Inc., then the largest member of Wakefern filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, Big V announced its intention to depart from Wakefern. A decision by the U.S. Bankruptcy Court upheld that Big V would be required to pay substantial withdrawal fees to Wakefern to make up for the loss of volume to the cooperative in the event Big V departed from the Wakefern cooperative.
This matter was resolved on July 12, 2002 when Wakefern purchased substantially all of Big V's assets, including 27 stores, for $185 million in cash and assumed liabilities. The future performance of this Wakefern acquisition could materially impact the patronage dividends paid by Wakefern to the Company.

     Wakefern does not prescribe geographical franchise areas to its members. The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite name are, however, subject to the approval of Wakefern's Site Development Committee. This committee is composed of persons who are not employees or members of Wakefern. Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors. Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

     As required by the Wakefern bylaws, the Company's investment in Wakefern is pledged to Wakefern to secure the Company's obligation to Wakefern. In addition, five members of the Sumas family have guaranteed the Company's obligations to Wakefern. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern does not own any securities of the Company or its subsidiaries.

     Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores. As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. The Company's investment in Wakefern and affiliates was $15,875,000 at July 31, 2004. During fiscal 2003, Wakefern increased the maximum per store capital contribution from $550,000 to $650,000. This resulted in the Company's recording an additional investment and obligation of $2,119,000. The total amount of debt outstanding from all capital pledges to Wakefern is $2,292,000 at July 31, 2004.



TECHNOLOGY

     The Company considers automation and information technology important to its operations and competitive position. All stores utilize IBM 4690 software for scanning check-out systems. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. The Company utilizes IBM RS/6000 computers in each store to, among other things, offer customers debit and credit card payment options. A frame relay communications network is used for reliable, high speed transmission of data.

     The Company's commitment to advanced scanning and communication systems enables it to participate in Price Plus, ShopRite's preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. This technology also enables the Company to focus on target marketing initiatives.

     The Company began installing self-checkout systems in fiscal 2002. Currently, six stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs. These systems will be installed in three additional stores in fiscal 2005.

     The Company has installed computer-based training systems in all stores. The system is currently used to assist in the training of all new check-out, produce and bakery associates.

     The Company utilizes digital surveillance systems, which are integrated with the cashier monitoring systems, in 16 stores to aid shrink reduction, increase productivity and assist in accident investigations. These systems will be installed in three additional stores in fiscal 2005.

     The Company utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs. The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for most items not purchased through Wakefern to provide equivalent cost and retail price control over these products. In addition, certain in-store department records are computerized, including the records of all pharmacy departments. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Furthermore, all stores have computerized time and attendance and labor scheduling systems and most also have computerized energy management systems. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.

     Wakefern and the Company have responded to customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information. In addition, an on-line shopping and pick-up service was introduced by the Company in two stores in October 2004.


COMPETITION

     The Company is in direct competition with multiple retail formats, including national, regional and local supermarket chains as well as independent supermarkets, warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains and convenience stores. The Company competes by using low pricing, courteous and quick service to the customer, and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus card and the co-branded ShopRite credit card also strengthen customer loyalty.

     The Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Walmart and Foodtown. Many of the Company's competitors have financial resources substantially greater than those of the Company.


LABOR

     As of October 1, 2004, the Company employed approximately 4,300 persons of whom approximately 68% worked part-time. Approximately 90% of the Company's employees are covered by collective bargaining agreements. A contract with the union representing certain pharmacists expired October 7, 2004. Negotiations with this union are ongoing. Contracts with the Company's five other unions expire between April 2005 and August 2007. Most of the Company's competitors in New Jersey are similarly unionized.


AVAILABLE INFORMATION

     As a member of the Wakefern cooperative, the Company relies upon our customer driven website, www.shoprite.com, for interaction with customers and prospective employees. This website is maintained by Wakefern for the benefit of all ShopRite supermarkets, and therefore, does not contain any financial information related to the Company.

     The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder. In addition, electronic copies of these filings can be obtained at www.sec.gov.


REGULATORY ENVIRONMENT

     The Company's business requires various licenses and the registration of facilities with state and federal health, drug and alcoholic beverage regulatory agencies. These licenses and registration requirements obligate the Company to observe certain rules and regulations, and a violation of these rules and regulations could result in a suspension or revocation of licenses or registrations. In addition, most licenses require periodic renewals. The Company has not experienced material difficulties with respect to obtaining or retaining licenses and registrations. In addition, the Company is subject to the requirement of the Sarbanes-Oxley Act of 2002.


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

     The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 31, 2004 was approximately $9,018,000.

     The Company is a limited partner in two partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. During fiscal 2003, the Company received $1,639,000 in distributions from these
two partnerships, which are included in income before income taxes.   The
Company also is a general partner in a partnership that is a lessor of one of the Company's freestanding supermarkets. In addition, the Company is a limited partner in a partnership that owns property to be developed in Chester, New Jersey.


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


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III, Item 10, the following is provided with respect to executive officers who are not directors:

                 NAME               AGE         POSITION WITH THE COMPANY

             Carol Lawton           61          Vice President and Assistant
                                                 Secretary since 1983;
                                                 responsible for administration
                                                 of headquarters staff.

             Kevin Begley           46          Chief Financial Officer since
                                                 1987.  Treasurer since 2002.
                                                 Mr. Begley is a Certified
                                                 Public Accountant.



                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from Information appearing on Page 23 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2004.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2004.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS

     The information required by this Item is incorporated by reference from Information appearing on Page 4 through 8 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2004.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference from Information appearing on Page 8 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2004.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference from Information appearing on Page 3 and Page 9 to 22 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2004.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE

     None.


ITEM 9A.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the fourth quarter of fiscal 2004.

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



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 2004, in connection with its Annual Meeting scheduled to be held on December 10, 2004.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 2004, in connection with its Annual Meeting scheduled to be held on December 10, 2004.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 2004, in connection with its annual meeting scheduled to be held on December 10, 2004.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 2004, in connection with its annual meeting scheduled to be held on December 10, 2004.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 5, 2004 in connection with its annual meeting scheduled to be held on December 10, 2004.



                                    PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  1.	    Financial Statements:

            Consolidated Balance Sheets - July 31, 2004 and July 26, 2003.

            Consolidated Statements of Operations - years ended
            July 31, 2004, July 26, 2003 and July 27, 2002.

            Consolidated Statements of Shareholders' Equity and Comprehensive Income - years ended July 31, 2004, July 26, 2003 and July 27, 2002.

            Consolidated Statements of Cash Flows - years ended
            July 31, 2004, July 26, 2003 and July 27, 2002.

            Notes to consolidated financial statements.

               The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2004.

     2.     Financial Statement Schedules:

               All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3.     Exhibits

                                   EXHIBIT INDEX

Exhibit No.        3.1     Certificate of Incorporation*
                   3.2     By-laws

Exhibit No.        4       Instruments defining the rights of security holders:
                   4.5     Note Purchase Agreement dated September 16, 1999*
                   4.6     Loan Agreement dated September 16, 1999*
                   4.7     First Amendment to Loan Agreement

Exhibit No.        10      Material Contracts:
                   10.1    Wakefern By-Laws*
                   10.2    Stockholders Agreement dated February 20, 1992
                           between the Company and Wakefern Food Corp.*
                   10.3    Voting Agreement dated March 4, 1987*
                   10.5    1997 Incentive and Non-Statutory Stock Option Plan*
                   10.6    Employment Agreement dated May 28, 2004*
                   10.7    Supplemental Executive Retirement Plan

Exhibit No.        13      Annual Report to Security Holders

Exhibit No.        21      Subsidiaries of Registrant

Exhibit No.        23      Consent of KPMG LLP

Exhibit No.        31.1    Certification

Exhibit No.        31.2    Certification

Exhibit No.        32.1    Certification (furnished, not filed)

Exhibit No.        32.2    Certification (furnished, not filed)


* The following exhibits are incorporated by reference from the following previous filings:

                           Form 10-Q for April 2004: 10.6

                           Form 10-K for 1999: 4.5, 4.6

                           Form 10-K for 1997: 10.5

                           Form 10-K for 1993: 3.1, 10.1, 10.2 and 10.3



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Village Super Market, Inc.

By:  /s/ Kevin Begley                       By:  /s/ James Sumas
         Kevin Begley                                James Sumas
         Chief Financial &                           Chief Executive Officer
         Principal Accounting Officer


Date:  October 21, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

                                            Village Super Market, Inc.


/s/ Perry Sumas                            /s/ James Sumas
    Perry Sumas, Director                      James Sumas, Director
    October 21, 2004                           October 21, 2004

/s/ Robert Sumas                           /s/  William Sumas
    Robert Sumas, Director                      William Sumas, Director
    October 21, 2004                            October 21, 2004

/s/ John P. Sumas                          /s/ John J. McDermott
    John P. Sumas, Director                    John J. McDermott, Director
    October 21, 2004                           October 21, 2004

/s/ David C . Judge                        /s/ Steven Crystal
    David C. Judge, Director                   Steven Crystal, Director
    October 21, 2004                           October 21, 2004



Exhibit 21

                          SUBSIDIARIES OF REGISTRANT

     The Company has two wholly-owned subsidiaries at July 31, 2004. Village Super Market of PA, Inc. is organized under the laws of Pennsylvania. Village Super Market of NJ, LP is organized under the laws of New Jersey.

     The financial statements of all subsidiaries are included in the Company's consolidated financial statements.



Exhibit 23

          Consent of Independent Registered Public Accounting Firm

The Board of Directors
Village Super Market, Inc.:

     We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 8, 2004, with respect to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 31, 2004 and July 26, 2003 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2004, which report appears in the July 31, 2004 annual report on Form 10-K of Village Super Market, Inc.


                                             /s/  KPMG LLP
Short Hills, New Jersey
October 21, 2004



Exhibit 32.1


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Village Super Market, Inc. (the "Company") on Form 10-K for the period ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                         /s/ James Sumas
                                         James Sumas
                                         Chief Executive Officer
                                         October 21, 2004



Exhibit 32.2


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Village Super Market, Inc. (the "Company") on Form 10-K for the period ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Kevin Begley
                                              Kevin Begley
                                              Chief Financial Officer &
                                              Principal Accounting Officer
                                              October 21, 2004



Exhibit 31.1

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


Date:     October 21, 2004                      /s/ James Sumas
                                                    James Sumas
                                                    Chief Executive Officer




Exhibit 31.2
                              CERTIFICATIONS
     I, Kevin Begley, certify that:

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


Date:   October 21, 2004                 /s/  Kevin Begley
                                              Kevin Begley
                                              Chief Financial Officer &
                                              Principal Accounting Officer