Form 10-Q
period 2004-10-30
VILLAGE SUPER MARKET INC
filed 2004-12-07
CIK 103595

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549
                         FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended:  October 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes ___     No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    December 3, 2004
     Class A Common Stock, No Par Value             1,563,200 Shares
     Class B Common Stock, No Par Value             1,594,076 Shares




                       VILLAGE SUPER MARKET, INC.

                                  INDEX

PART I                                                               PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets . . . . . . . . . . . . . . . 3

        Consolidated Condensed Statements of Operations. . . . . . . . . .  4

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


PART II

OTHER INFORMATION

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12





                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VILLAGE SUPER MARKET, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)
                                (Unaudited)

                                                   October 30,        July 31,
                                                      2004              2004
                                                   ----------       ----------
ASSETS
Current assets
 Cash and cash equivalents                          $  26,404	     $  36,972
 Merchandise inventories                               31,031           30,976
 Patronage dividend receivable                          7,500            5,366
 Note receivable from related party                    20,423           20,274
 Other current assets                                   7,998            6,195
                                                     --------          -------
  Total current assets                                 93,356           99,783

Property, equipment and fixtures, net                 116,056          101,143
Investment in related party, at cost                   15,875           15,875
Goodwill                                               10,605           10,605
Other assets                                            4,132            4,019
                                                      -------          -------
TOTAL ASSETS                                        $ 240,024	     $ 231,425
                                                     ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                  $   7,611        $   7,741
 Accounts payable to related party                     33,740           32,858
 Accounts payable and accrued expenses                 25,676           27,298
                                                      -------          -------
   Total current liabilities                           67,027           67,897

Long-term debt                                         35,630           29,238
Other liabilities                                      14,491           14,199
Commitments and contingencies
Shareholders' equity
 Class A common stock - no par value,
   issued 1,762,800 shares                             19,090           19,037
 Class B common stock - no par value,
   1,594,076 shares issued and outstanding              1,035            1,035
 Retained earnings                                    108,172          105,502
 Accumulated other comprehensive loss                (  2,660)        (  2,660)
 Less cost of Class A treasury shares -
  (199,600 shares at October 30, 2004 and
   204,100 shares at July 31, 2004)                  (  2,761)        (  2,823)
                                                      -------          -------
Total shareholders' equity                            122,876          120,091
                                                     --------         --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 240,024        $ 231,425
                                                     ========         ========


See accompanying Notes to Consolidated Condensed Financial Statements.



                           VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                             13 Weeks Ended      13 Weeks Ended
                                            October 30, 2004    October 25, 2003
                                            ----------------    ----------------
Sales                                          $  237,352          $  226,734

Cost of sales                                     177,478             169,586
                                                ---------           ---------
Gross profit                                       59,874              57,148

Operating and administrative expense               52,557              50,042

Depreciation and amortization                       2,381               2,216
                                                ---------           ---------
Operating income                                    4,936               4,890

Interest expense, net                                 381                 621
                                                ---------           ---------
Income before income taxes                          4,555               4,269

Income taxes                                        1,868               1,750
                                                ---------           ---------
Net income                                     $    2,687          $    2,519
                                                =========           =========
Net income per share:
  Basic                                        $      .85          $      .82
  Diluted                                      $      .85          $      .80
                                                =========           =========

See accompanying Notes to Consolidated Condensed Financial Statements.



                          VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                          13 Wks. Ended         13 Wks. Ended
                                                          Oct. 30, 2004         Oct. 25, 2003
                                                          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    2,687            $    2,519
   Adjustments to reconcile net income
    to net cash provided by operating activities:
   Depreciation and amortization                                 2,381                 2,216
   Deferred taxes                                                 ----                   330
   Provision to value inventories at LIFO                          250                   250
   Non-cash stock compensation                                      17                    29
   Tax benefit from exercise of stock options                       36                   ---
   Changes in assets and liabilities:
    (Increase) decrease in merchandise inventories                (305)                  427
    (Increase) in patronage dividend receivable                ( 2,134)              ( 1,906)
    (Increase) in other current assets                         ( 1,952)              ( 1,831)
    (Increase)  in other assets                                (   123)		     (    22)
    Increase (decrease) in accounts
      payable to related party                                     882               (   381)
    (Decrease) in accounts payable and
      accrued expenses                                         ( 1,622)              (   235)
    Increase in other liabilities                                  292                   134
                                                              --------              --------
  Net cash provided by operating activities                        409                 1,530
                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         ( 6,026)              ( 2,153)
                                                              --------              --------
Net cash used in investing activities                          ( 6,026)              ( 2,153)
                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                           45                    20
  Principal payments of long-term debt                         ( 4,996)              ( 5,122)
                                                              --------              --------
Net cash used in financing activities                          ( 4,951)              ( 5,102)
                                                              --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (10,568)              ( 5,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  36,972                48,500
                                                              --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   26,404            $   42,775
                                                              ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH
  PAYMENTS MADE FOR
  Interest                                                  $    1,112            $    1,275
  Income taxes                                              $       30            $       89

NONCASH INVESTING AND FINANCING ACTIVITIES
  Capital lease obligation incurred                         $   11,258                   ---


See accompanying Notes to Consolidated Condensed Financial Statements.




                          VILLAGE SUPER MARKET, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 30, 2004 and the consolidated results of operations and cash flows for the 13 weeks ended October 30, 2004 and October 25, 2003.

     The significant accounting policies followed by Village Super Market, Inc. (the "Company") are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2004 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.


2. The results of operations for the period ended October 30, 2004 are not necessarily indicative of the results to be expected for the full year.


3. At both October 30, 2004 and July 31, 2004, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $11,364,000 and $11,114,000 higher than reported at October 30, 2004 and July 31, 2004, respectively.


4. The number of common shares outstanding for calculation of net income per share is as follows:


                                                       October 30,     October 25,
                                                          2004            2003
                                                       ----------      ---------
     Weighted average shares outstanding - Basic        3,152,974      3,089,539

     Dilutive effect of employee stock options             23,403         47,085
                                                        ---------      ---------
     Weighted average shares outstanding - Diluted      3,176,377      3,136,624
                                                        =========      =========

No securities were excluded from the calculation of diluted earnings per share.


5. Comprehensive income was $2,687,000 and $2,519,000 for the quarters ended October 30, 2004 and October 25, 2003, respectively, the same as net income in each quarter.


6. The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:


                                          13 Weeks Ended        13 Weeks Ended
                                         October 30, 2004      October 25, 2003
                                         ----------------      ----------------
Service cost                                $  396,000            $  195,000
Interest cost on projected
   benefit obligations                         280,000               250,000
Expected return on plan assets               ( 186,000)            ( 174,000)
Net amortization and deferral                  110,000                61,000
                                             ---------             ---------
Net periodic pension cost                   $  600,000            $  332,000
                                             =========             =========


     As of October 30, 2004, the Company has contributed $1,470,000 to its pension plans in fiscal 2005. The Company expects to contribute an additional $916,000 during the remainder of fiscal 2005 to fund its pension plans.



ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

     The Company operates a chain of 23 ShopRite supermarkets in New Jersey and eastern Pennsylvania. The Company is the second largest member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative. As further described in the Company's Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

     The Company's stores, five of which are owned, average 56,000 total square feet. Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement. On October 27, 2004, the Company opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store.

     We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department; shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates. In recent years, the Company, as well as many of our competitors, has faced substantial increases in employee health and pension costs under union contracts and for non-union associates. In addition, the Company has recently experienced increased utility charges due to rate increases.


RESULTS OF OPERATIONS


     Sales were $237,352,000 in the first quarter of fiscal 2005. Total sales and same store sales both increased $10,618,000, or 4.7% compared to the first quarter of the prior year. Approximately 55% of the sales increase was due to improved sales in the recently remodeled Bernardsville store and continued improvement in stores opened and remodeled in recent fiscal years. In addition, sales were higher due to increases in retail prices in certain categories resulting from inflation. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

     Gross profit as a percentage of sales was 25.2% in both the first quarter of fiscal 2005 and the first quarter of the prior year. As a percentage of sales, gross profit in the first quarter improved compared to the first quarter of the prior year primarily due to reduced warehousing and related charges from Wakefern (.21%) and a higher estimate of patronage dividends (.12%). These improvements were offset by increased promotional spending (.16%) and lower gross margins in several departments in the first quarter of fiscal 2005 compared to the corresponding period of the prior fiscal year.

     Operating and administrative expense as a percentage of sales was 22.1% in both the first quarter of fiscal 2005 and the corresponding period of the prior year. As a percentage of sales, fringe benefit costs increased .12%, utility costs increased .07% and pre-opening costs for the Somers Point store were .06%. These increases were offset by decreases in repairs of .07% and advertising of .09%.

     Depreciation and amortization expense increased in the first quarter of fiscal 2005 compared to the corresponding period of the prior year due to depreciation on the fixed asset additions related to the expansion and remodel of the Bernardsville store.

     Interest expense (net) decreased in the first quarter of fiscal 2005 compared to the corresponding period of the prior year due to reduced borrowing levels in the current fiscal year and increased interest income from higher rates received on excess cash invested at Wakefern.

     The effective income tax rate was 41.0% in both the first quarter of fiscal 2005 and the corresponding period of the prior year.

     Net income was $2,687,000 in the first quarter of fiscal 2005, an increase of 6.7% from the first quarter of the prior year. This increase is primarily attributable to strong sales growth.


CRITICAL ACCOUNTING POLICIES


     Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company's Annual Report on Form 10-K for the year ended July 31, 2004. As of October 30, 2004, there have been no changes to any of the critical accounting policies contained therein.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities was $409,000 in the first quarter of fiscal 2005 compared with $1,530,000 in the first quarter of the prior fiscal year. This decrease is primarily due to an increase in merchandise inventories in the current fiscal year compared to a decrease in merchandise inventories in the prior fiscal year. Inventory increased in the current fiscal year due to the opening of the replacement store in Somers Point, New Jersey on October 27, 2004.

     During the first quarter of fiscal 2005, the Company used cash on hand to fund capital expenditures of $6,026,000 and to make debt payments of $4,996,000. Major capital expenditures were the expansion and remodel of the Bernardsville store and equipment for the Somers Point replacement store. The debt payments made include the second installment of $4,285,714 on the Company's unsecured Senior Notes.

     Working capital was $26,329,000 at October 30, 2004 compared to $31,886,000 at July 31, 2004. The working capital ratio was 1.39 to 1 at October 30, 2004 compared to 1.47 to 1 at July 31, 2004. Working capital declined primarily due to reduced levels of cash resulting from capital expenditures and debt payments made during the first quarter of fiscal 2005. The Company's working capital needs are reduced since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

     The Company has budgeted approximately $13 million for capital expenditures in fiscal 2005. Expenditures for the Somers Point replacement store and expansion and remodel of the Bernardsville store are substantially complete as of October 30, 2004. An expansion and remodel of the Springfield store began recently. The Company's primary sources of liquidity in fiscal 2005 are expected to be cash on hand at October 30, 2004 and operating cash flow to be generated in fiscal 2005. In addition, the lease for the Somers Point replacement store has been accounted for as a capital lease, resulting in additions to long-term debt and property, equipment and fixtures of $11,258,000 during the first quarter of fiscal 2005.

     There have been no substantial changes as of October 30, 2004 to the contractual obligations discussed on page 7 of the Company's Annual Report on Form 10-K for the year ended July 31, 2004.


RELATED PARTY TRANSACTIONS


     A description of the Company's transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16 and 19 of the Company's Annual Report on Form 10-K for the year ended July 31, 2004. There have been no significant changes in the Company's relationship or nature of transactions with related parties during the first quarter of fiscal 2005.


FORWARD-LOOKING STATEMENTS


     All statements, other than statements of historical fact, included in this Form 10-Q are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other filings of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The Company is exposed to market risks arising from adverse changes in interest rates. As of October 30, 2004, the Company's only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (5.56% at October 30, 2004) on an initial notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At October 30, 2004 the remaining notional amount of the swap agreement was $7,142,857. A 1% increase in interest rates, applied to the Company's borrowings at October 30, 2004, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $71,429.

     At October 30, 2004, the Company had demand deposits of $14,161,000 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes. In addition, at October 30, 2004, the Company had a $20,423,000 adjustable rate promissory note from Wakefern earning interest at prime less 1.5%, which is exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES


     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2005.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits

             Exhibit 28(a)   Press Release dated December 6, 2004

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


                                             Village Super Market, Inc.
                                             Registrant


Date:  December 6, 2004                      /s/ James Sumas
                                             James Sumas
                                             (Chief Executive Officer)


Date:  December 6, 2004                      /s/ Kevin R. Begley
                                             Kevin R. Begley
                                             (Chief Financial Officer)



Exhibit 28(a)

                        VILLAGE  SUPER MARKET, INC.
                 REPORTS RESULTS FOR THE FIRST QUARTER ENDED
                             OCTOBER 30, 2004

Contact:     Kevin Begley, CFO
             (973) 467-2200, Ext. 220
             kevin.begley@wakefern.com


     Springfield, New Jersey - December 6, 2004 - Village Super Market, Inc. (NSD-VLGEA) reported its results of operations for the first quarter ended October 30, 2004.

     Net income was $2,687,000 ($.85 per diluted share) in the first quarter of 2005, an increase of 6.7% from the first quarter of the prior year. Net income increased primarily due to strong sales growth.

     Sales were $237,352,000 in the first quarter of fiscal 2005. Total sales and same store sales both increased 4.7% compared to the first quarter of the prior year. Sales increased due to improved sales in the recently remodeled Bernardsville store, continued improvement in stores opened and remodeled in recent fiscal years and increases in retail prices in certain categories resulting from inflation.

     On October 27, 2004, the Company opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store. This superstore further refines our Power Alley concept, which features a broad assortment of fresh, convenient product offerings, including an expanded fresh bakeshop, natural and organic produce, salad bar, sushi bar, coffee bar and Bistro Street, our chef-prepared home meal replacement area.

     Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.

     All statements, other than statements of historical fact, included in this Press Release are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in the Company's filings with the SEC.



                           VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)


                                         13 Wks. Ended         13 Wks. Ended
                                        October 30, 2004      October 25, 2003
                                        ----------------      ----------------
Sales                                      $  237,352            $  226,734

Cost of sales                                 177,478               169,586
                                            ---------             ---------
Gross profit                                   59,874                57,148

Operating and
 administrative expense                        52,557                50,042

Depreciation and
 amortization                                   2,381                 2,216
                                            ---------             ---------
Operating income                                4,936                 4,890

Interest expense, net                             381                   621
                                            ---------             ---------
Income before income taxes                      4,555                 4,269

Income taxes                                    1,868                 1,750
                                            ---------             ---------
Net income                                 $    2,687            $    2,519
                                            =========             =========

Net income per share:
 Basic                                     $      .85            $      .82
 Diluted                                   $      .85            $      .80

Gross profit as a % of sales                     25.2%                 25.2%

Operating and administrative
 expense as a % of sales                         22.1%                 22.1%



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

       Date: December 6, 2004                   /s/  James Sumas
                                                James Sumas
                                                Chief Executive Officer


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


       Date: December 6, 2004                  /s/  Kevin Begley
                                               Kevin Begley
                                               Chief Financial Officer &
                                               Principal Accounting Officer



Exhibit 32.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending October 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to
18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ James Sumas
                                     James Sumas
                                     Chief Executive Officer
                                     December 6, 2004



Exhibit 32.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc. (the "Company") on Form 10-Q for the period ending October 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to
18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                     /s/ Kevin Begley
                                     Kevin Begley
                                     Chief Financial Officer &
                                     Principal Accounting Officer
                                     December 6, 2004