Form 10-Q
period 2005-01-29
VILLAGE SUPER MARKET INC
filed 2005-03-09
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  January 29, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes____            No _X_

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:
                                                  March 4, 2005

     Class A Common Stock, No Par Value           1,579,200 Shares
     Class B Common Stock, No Par Value           1,594,076 Shares



                         VILLAGE SUPER MARKET, INC.
                                   INDEX


PART I                                                                PAGE NO.

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets . . . . . . . . . . . . . . 3

        Consolidated Condensed Statements of Operations . . . . . . . . . 4

        Consolidated Condensed Statements of Cash Flows . . . . . . . . . 5

        Notes to Consolidated Condensed Financial Statements . . . . . . 6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . . 7-13

Item 3. Quantitative & Qualitative Disclosures about Market Risk . . . . 14

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . 14-15


PART II

OTHER INFORMATION

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                           VILLAGE SUPER MARKET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)


                                                     January 29,       July 31,
                                                        2005             2004
ASSETS
Current assets
  Cash and cash equivalents                          $   61,721      $   36,972
  Merchandise inventories                                31,465          30,976
  Patronage dividend receivable                           2,424           5,366
  Note receivable from related party                        ---          20,274
  Other current assets                                    7,478           6,195
                                                      ---------       ---------
    Total current assets                                103,088          99,783

Property, equipment and fixtures, net                   116,997         101,143
Investment in related party, at cost                     15,879          15,875
Goodwill                                                 10,605          10,605
Other assets                                              3,073           4,019
                                                      ---------       ---------

TOTAL ASSETS                                         $  249,642      $  231,425
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                  $    7,481      $    7,741
  Accounts payable to related party                      37,353          32,858
  Accounts payable and accrued expenses                  27,655          27,298
                                                      ---------       ---------
    Total current liabilities                            72,489          67,897

Long-term debt                                           34,958          29,238
Other liabilities                                        15,243          14,199
Shareholders' equity
  Class A common stock - no par value,
    issued 1,762,800 shares                              19,246          19,037
  Class B common stock - no par value,
    issued and outstanding 1,594,076 shares               1,035           1,035
  Retained earnings                                     111,871         105,502
  Accumulated other comprehensive loss                   (2,660)         (2,660)
  Less cost of Class A treasury shares -
    (183,600 shares at January 29, 2005 and
     204,100 shares at July 31, 2004)                    (2,540)         (2,823)
                                                      ---------       ---------
Total shareholders' equity                              126,952         120,091
                                                      ---------       ---------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $  249,642      $  231,425
                                                      =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements.



                        VILLAGE SUPER MARKET, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in Thousands Except Per Share Amounts)
                               (Unaudited)

                             13 Wks. Ended     13 Wks. Ended     26 Wks. Ended     26 Wks. Ended
                             Jan. 29, 2005     Jan. 24, 2004     Jan. 29, 2005     Jan. 24, 2004
Sales                         $  255,992        $  242,209        $  493,344        $  468,943

Cost of sales                    190,570           180,104           368,048           349,690
                               ---------         ---------         ---------         ---------
Gross profit                      65,422            62,105           125,296           119,253

Operating and
 administrative expense           56,122            52,865           108,679           102,907

Depreciation and
 amortization                      2,779             2,263             5,160             4,479
                               ---------         ---------         ---------         ---------
Operating income                   6,521             6,977            11,457            11,867

Interest expense, net                646               592             1,027             1,213

Income from partnership            1,509              ----             1,509              ----
                               ---------         ---------         ---------         ---------
Income before
 income taxes                      7,384             6,385            11,939            10,654

Income taxes                       3,027             2,734             4,895             4,484
                               ---------         ---------         ---------         ---------
Net income                    $    4,357        $    3,651        $    7,044        $    6,170
                               =========         =========         =========         =========

Net income per share:

  Basic                       $     1.38        $     1.18        $     2.23        $     2.00
  Diluted                     $     1.37        $     1.16        $     2.21        $     1.96


See accompanying Notes to Consolidated Condensed Financial Statements.



                          VILLAGE SUPER MARKET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)


                                                     26 Weeks Ended     26 Weeks Ended
                                                    January 29, 2005   January 24, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $    7,044     $    6,170
Adjustments to reconcile net income to net
  cash provided by operating activities:
Income from partnership                                  (  1,509)           ---
Depreciation and amortization                               5,160          4,479
Deferred taxes                                                619            660
Provision to value inventories at LIFO                        650            675
Tax benefit from exercise of stock options                    192            137
Non-cash stock compensation                                    17             46
Changes in assets and liabilities:

     (Increase) in merchandise inventories              (   1,139)     (   1,138)
     Decrease in patronage dividend receivable              2,942          2,592
     (Increase) in other current assets                 (   1,283)     (     400)
     (Increase) in other assets                         (      81)     (      45)
     Increase in accounts payable to related party          4,495          4,467
     Increase in accounts payable and accrued expenses        357          5,340
     Increase in other liabilities                            425            269
                                                        ---------      ---------
Net cash provided by operating activities                  17,889         23,252
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturity of (investment in) note receivable
  from related party                                       20,274      (  20,042)
Proceeds from partnership distribution                      2,516            ---
Capital expenditures                                    (   9,612)     (   4,938)
                                                        ---------      ---------
Net cash provided by (used in) investing activities        13,178      (  24,980)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                       262            220
Principal payments of long-term debt                    (   5,926)     (   5,999)
Dividends                                               (     654)     (     357)
                                                        ---------      ---------
Net cash used in financing activities                   (   6,318)     (   6,136)
                                                        ---------      ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                   24,749      (   7,864)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    36,972         48,500
                                                       ----------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                     $    61,721    $    40,636
                                                       ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH
    PAYMENTS FOR:
Interest                                              $     1,593    $     1,508
Income taxes                                          $     4,856    $     1,029

NON-CASH SUPPLEMENTAL DISCLOSURE:
Investment in related party                           $         4    $       ---
Capital lease obligation incurred                     $    11,382    $       ---


See accompanying Notes to Consolidated Condensed Financial Statements.



                         VILLAGE SUPER MARKET, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 29, 2005 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 29, 2005 and January 24, 2004.

      The significant accounting policies followed by Village Super Market, Inc. (the "Company") are set forth in Note 1 to the Company's consolidated financial statements included in the July 31, 2004 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2. The results of operations for the period ended January 29, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

3. At both January 29, 2005 and July 31, 2004, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $11,764,000 and $11,114,000 higher than reported at January 29, 2005 and July 31, 2004, respectively.

4. The number of common shares outstanding for calculation of net income per share is as follows:


                                                    13 Weeks Ended             26 Weeks Ended
                                                 1/29/05      1/24/04       1/29/05      1/24/04
Weighted average shares outstanding - Basic     3,162,584    3,094,518     3,157,779    3,092,029
Dilutive effect of employee stock options          27,310       51,143        25,357       49,114
                                                ---------    ---------     ---------    ---------
Weighted average shares outstanding - Diluted   3,189,894    3,145,661     3,183,136    3,141,143
                                                =========    =========     =========    =========


No potential common shares were excluded from the calculation of diluted earnings per share.


5. Comprehensive income was $4,357,000 and $7,044,000 for the quarter and six-month periods ended January 29, 2005, and $3,651,000 and $6,170,000 for the quarter and six-month periods ended January 24, 2004.

6. The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:


                                                  13 Weeks Ended            26 Weeks Ended
                                              1/29/05       1/24/04       1/29/05       1/24/04
Service cost                                 $ 396,000     $ 195,000     $ 792,000     $ 390,000
Interest cost on projected
  benefit obligations                          280,000       250,000       560,000       500,000
Expected return on plan assets                (186,000)     (174,000)     (372,000)     (348,000)
Net amortization and deferral                  110,000        61,000       220,000       122,000
                                              --------      --------     ---------      --------
Net periodic pension cost                    $ 600,000     $ 332,000    $1,200,000     $ 664,000
                                              ========      ========     =========      ========


      As of January 29, 2005, the Company has contributed $1,730,000 to its pension plans in fiscal 2005. The Company expects to contribute an additional $656,000 during the remainder of fiscal 2005 to fund its pension plans.

7. The Company closed a stand-alone drugstore on December 5, 2004. The Company remains obligated for future lease commitments for the closed store. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge in the second quarter of fiscal 2005 for future lease obligations, net of estimated sublease rentals, in the amount of $463,000. This charge is included in operating and administrative expense in the consolidated statement of operations. As of January 29, 2005, $58,000 of these costs have been incurred, with a remaining liability of $405,000.



ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

OVERVIEW

      The Company operates a chain of 23 Shop Rite supermarkets in New Jersey and eastern Pennsylvania. The Company is the second largest member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative. As further described in the Company's Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

      The Company's stores, five of which are owned, average 55,000 total square feet. Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement. On October 27, 2004, the Company opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store.

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


RESULTS OF OPERATIONS

      Sales. Sales were $255,992,000 in the second quarter of fiscal 2005, an increase of 5.7% from the second quarter of the prior year. Sales increased due to the opening of the Somers Point replacement store on October 27, 2004 and a 4.7% increase in same store sales, partially offset by the closing of a stand-alone drug store. Approximately 31% of the improvement in same store sales was due to higher sales in the recently remodeled Bernardsville store. In addition, same store sales increased due to continued improvement in stores opened and remodeled in recent fiscal years and increases in retail prices in certain categories resulting from inflation. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

      Sales were $493,344,000 for the six-month period of fiscal 2005, an increase of 5.2% from the prior year. Same stores sales, which exclude the Somers Point replacement store and the closed stand-alone drugstore, increased 4.7%. Same store sales increased due to higher sales in the recently remodeled Bernardsville store, continued improvement in stores opened and remodeled in recent fiscal years and increases in retail prices in certain categories resulting from inflation.

      Gross Profit. Gross profit as percentage of sales was 25.6% in both the second quarter of fiscal 2005 and the second quarter of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix and reduced warehousing and related charges from Wakefern (.03%). These improvements were offset by increased promotional spending (.35%).

      Gross profit as a percentage of sales was 25.4% in both the six-month period of fiscal 2005 and the corresponding period of the prior year. As percentage of sales, gross profit increased primarily due to reduced warehousing and related charges from Wakefern (.12%) and improved product mix. These improvements were offset by increased promotional spending (.23%).

      Operating and Administrative Expense. Operating and administrative expense as a percentage of sales increased to 21.9% in the second quarter of fiscal 2005 compared to 21.8% in the second quarter of the prior fiscal year. As a percentage of sales, operating and administrative expense increased primarily due to a charge for future lease obligations, net of estimated sublease rentals, of the closed, stand-alone drugstore (.18%) and increased supply costs (.10%). These increases were partially offset by decreased occupancy costs as the Somers Point replacement store is a capital lease rather than an operating lease (.06%) and the leverage provided by spreading fixed costs over a higher sales base.

      Operating and administrative expense as a percentage of sales increased to 22.0% in the six-month period of fiscal 2005 compared to 21.9% in the corresponding period of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to the charge for future lease obligations of the closed, stand-alone drugstore (.09%), fringe benefit costs increases (.06%), supply cost increases (.07%) and Somers Point pre-opening costs (.03%). These increases were partially offset by the leverage provided by spreading fixed costs over a higher sales base.

      Depreciation and Amortization. Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2005 compared to the corresponding periods of the prior year due to depreciation on the fixed asset additions related to the expansion and remodel of the Bernardsville store and the Somers Point replacement store and adjustments to the depreciable lives of leasehold improvements amounting to $137,000.

      Interest Expense. Interest expense, net of interest income, increased to $646,000 in the second quarter of fiscal 2005 compared to $592,000 in the second quarter of the prior fiscal year due to interest expense of $303,000 for the Somers Point replacement store capital lease, partially offset by reduced borrowing levels in the current fiscal year and increased interest income from higher rates received on excess cash invested at Wakefern.

      Interest expense, net of interest income, decreased to $1,027,000 in the six-month period of fiscal 2005 compared to $1,213,000 in the corresponding period of the prior fiscal year due to reduced borrowing levels in the current fiscal year and increased interest income from higher rates received on excess cash invested at Wakefern. These increases were partially offset by interest expense of $303,000 on the Somers Point replacement store capital lease.

      Income from Partnership. The Company is a limited partner in a real estate partnership that sold its only asset and distributed the net proceeds to the partners in January 2005. The Company has not deposited the $3,096,000 proceeds received from the partnership in January 2005 on the advice of legal counsel, as the Company contends it is entitled to a larger portion of the proceeds. The Company expects to resolve this matter for no less than the $3,096,000 received. As the proceeds were received prior to January 29, 2005, the Company has recorded these proceeds as cash in the second quarter of fiscal 2005 and recorded income from the partnership of $1,509,000 ($890,000 after tax), which is the excess of the proceeds above the Company's investment in the partnership and certain receivables due from the partnership.

      Income Taxes. The effective income tax rate decreased to 41.0% in both the second quarter and six-month periods of fiscal 2005 compared to 42.8% and 42.1%, respectively, in the corresponding periods of the prior year. These decreases are due to the prior fiscal year including additional taxes paid as a result of routine tax audits.

      Net Income. Net income was $4,357,000 in the second quarter of fiscal 2005, an increase of 19% from the second quarter of the prior year. Excluding the $890,000 after-tax effect on net income from partnership income in fiscal 2005, pro forma net income would have decreased 5% to $3,467,000 from $3,651,000. Management believes this is a more appropriate comparison of operating results, as the partnership income is not expected to recur in the future. This decrease is primarily attributable to the charge for future lease obligations of the closed stand-alone drugstore.


CRITICAL ACCOUNTING POLICIES

      Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company's Annual Report on Form 10-K for the year ended July 31, 2004. As of January 29, 2005, there have been no changes to any of the critical accounting policies contained therein.

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


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $17,889,000 for the six-month period ended January 29, 2005 compared with $23,252,000 for the six-month period ended January 24, 2004. This decrease is attributable to less of an increase in accounts payable and accrued expenses in the current fiscal year than in the prior fiscal year due to the timing of payments.

      During the first six months of fiscal 2005, the Company used $17,889,000 of operating cash flow and $2,516,000 of proceeds from a partnership distribution to fund capital expenditures of $9,612,000, debt payments of $5,926,000 and dividends of $654,000. In addition, a $20,274,000 note receivable from Wakefern matured January 15, 2005 and is included as a cash equivalent at January 29, 2005 as these funds are invested in a demand deposit at Wakefern. Major capital expenditures for the six-month period were the expansion and remodel of the Bernardsville store and equipment for the Somers Point replacement store. Debt payments included the second installment of $4,286,000 on the Company's unsecured Senior Notes.

      Working capital was $30,599,000 at January 29, 2005 compared to $31,886,000 at July 31, 2004. The working capital ratio was 1.42 to 1 at January 29, 2005 compared to 1.47 to 1 at July 31, 2004. The Company's working capital needs are reduced since inventory is general sold by the time payments to Wakefern and other suppliers are due.

      The Company has budgeted approximately $13 million for capital expenditures in fiscal 2005. Expenditures for the Somers Point replacement store and the expansion and remodel of the Bernardsville store are complete as of January 29, 2005. An expansion and remodel of the Springfield store is underway. The Company's primary sources of liquidity in fiscal 2005 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2005. The lease for the Somers Point replacement store has been accounted for as a capital lease, resulting in additions to long-term debt and property, equipment and fixtures of $11,382,000 during fiscal 2005.

      There have been no substantial changes as of January 29, 2005 to the contractual obligations discussed on page 7 of the Company's Annual Report on Form 10-K for the year ended July 31, 2004.


RELATED PARTY TRANSACTIONS

      A description of the Company's transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16 and 19 of the Company's Annual Report on Form 10-K for the year ended July 31, 2004.
There have been no significant changes in the Company's relationship or nature of the transactions with these related parties during the six months of fiscal 2005, except that the Company's $20,274,000 note receivable from Wakefern at July 31, 2004 matured January 15, 2005 and was invested in a demand deposit at Wakefern.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accountingfor Stock-Based Compensation. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. This pronouncement is effective for the Company beginning July 31, 2005. As the Company adopted the fair value recognition provisions of SFAS No. 123 during fiscal 2003, the Company anticipates no material impact from the adoption of this new standard.


FORWARD-LOOKING STATEMENTS

      All statements, other than statements of historical fact, included in this Form 10-Q are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company's operating environment;
the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company's principal supplier, Wakefern; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other public filings of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks arising from adverse changes in interest rates. As of January 29, 2005, the Company's only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (6.32% at January 29, 2005) on an initial notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At January 29, 2005 the remaining notional amount of the swap agreement was $7,142,857. A 1% increase in interest rates, applied to the Company's borrowings at January 29, 2005, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $71,429. The fair value of the Company's fixed rate debt is also affected by changes in interest rates.

      At January 29, 2005, the Company had demand deposits of $41,796,000 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.


ITEM 4.  CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2005.

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


PART II - OTHER INFORMATION

Item 6.     Exhibits

       Exhibit 28(a)  Press Release dated March 8, 2005

       Exhibit 28(b)  First Quarter Report to Shareholders dated
                      December 13, 2004

       Exhibit 31.1   Certification

       Exhibit 31.2   Certification

       Exhibit 32.1   Certification (furnished, not filed)

       Exhibit 32.2   Certification (furnished, not filed)


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Village Super Market, Inc.
                                            Registrant

Date:  March 8, 2005                        /s/ James Sumas
                                            James Sumas
                                            (Chief Executive Officer)

Date:  March 8, 2005                        /s/ Kevin R. Begley
                                            Kevin R. Begley
                                            (Chief Financial Officer)


Exhibit 28(a)

                           VILLAGE SUPER MARKET, INC.
                 REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
                              JANUARY 29, 2005

Contact:   Kevin Begley, CFO
           (973) 467-2200 - Ext. 220

      Springfield, New Jersey - March 8, 2005 - Village Super Market, Inc. (NSD-VLGEA) today reported its results of operations for the second quarter ended January 29, 2005.

      Net income was $4,357,000 ($1.37 per diluted share) in the second quarter of fiscal 2005, an increase of 19% from the second quarter of the prior year. Results for the second quarter of fiscal 2005 include $890,000 (after-tax) of income received from a partnership. Excluding this partnership income, pro forma net income in the second quarter of fiscal 2005 was $3,467,000, a decrease of 5% from the second quarter of the prior year. Excluding the partnership income, pro forma net income in the second quarter of fiscal 2005 declined from the prior year primarily due to charges for the future lease obligations of a closed, stand-alone drugstore.

      Sales were $255,992,000 in the second quarter of fiscal 2005, an increase of 5.7% from the second quarter of the prior year. Sales increased due to the opening of an 80,000 square foot replacement store in Somers Point, New Jersey on October 27, 2004 and a same store sales increase of 4.7%. Same store sales increased due to improved sales in the recently remodeled Bernardsville store, continued improvement in stores opened and remodeled in recent fiscal years and increases in retail prices in certain categories resulting from inflation.

      Net income for the six-month period of fiscal 2005 was $7,044,000 ($2.21 per diluted share), an increase of 14% from the prior year. Excluding the income received from the partnership described above, pro forma net income was $6,154,000 in the six-month period of fiscal 2005, approximately the same as the prior year. Sales for the six-month period of fiscal 2005 were $493,344,000, an increase of 5.2% from the prior year. Same store sales increased 4.7% for the six-month period of fiscal 2005 compared to the prior year.

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


                            VILLAGE SUPER MARKET, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIVE
                  (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                 13 Wks. Ended   13 Wks. Ended     26 Wks. Ended   26 Wks. Ended
                                 Jan. 29, 2005   Jan. 24, 2004     Jan. 29, 2005     Jan. 24, 2004
Sales                             $  255,992       $  242,209        $  493,344       $  468,943

Cost of sales                        190,570          180,104           368,048          349,690
                                   ---------        ---------         ---------        ---------
Gross profit                          65,422           62,105           125,296          119,253

Operating and
  administrative expense              56,122           52,865           108,679          102,907

Depreciation and amortization          2,779            2,263             5,160            4,479
                                   ---------        ---------         ---------        ---------
Operating income                       6,521            6,977            11,457           11,867

Interest expense, net                    646              592             1,027            1,213

Income from partnership                1,509             ----             1,509             ----
                                   ---------        ---------         ---------        ---------
Income before income taxes             7,384            6,385            11,939           10,654

Income taxes                           3,027            2,734             4,895            4,484
                                   ---------        ---------         ---------        ---------
Net income                        $    4,357       $    3,651        $    7,044       $    6,170
                                   =========        =========         =========        =========
Net income per share:
    Basic                         $     1.38       $     1.18        $     2.23       $     2.00
    Diluted                       $     1.37       $     1.16        $     2.21       $     1.96

Gross profit as a % of sales            25.6%            25.6%             25.4%            25.4%

Operating and admin. expense
  as a % of sales                       21.9%            21.8%             22.0%            21.9%


Exhibit 28(b)
                           VILLAGE SUPER MARKET, INC.
                              EXECUTIVE OFFICES
                             733 Mountain Avenue
                         Springfield, New Jersey 07081
                            Phone:  (973) 467-22000
                              Fax:  (973) 467-6582

To Our Shareholders:

    Net income was $2,687,000 ($.85 per diluted share) in the first quarter of fiscal 2005, an increase of 7% from the first quarter of the prior year. Net income increased primarily due to strong sales growth.

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

    Gross profit as a percentage of sales was 25.2% in both the first quarter of fiscal 2005 and the first quarter of the prior year. As a percentage of sales, gross profit in the first quarter improved compared to the prior year primarily due to reduced warehousing and related charges from Wakefern (.21.%) and a higher estimate of patronage dividends (.12%). These improvements were offset by increased promotional spending (.16%) and lower gross margins in several departments in the first quarter of fiscal 2005 compared to the prior year.

    Operating administrative expenses as a percentage of sales was 22.1% in both the first quarter of fiscal 2005 and the corresponding period of the prior year. As a percentage of sales, fringe benefit costs increased .12%, utility costs increased .07% and pre-opening costs for the Somers Point store were .06%. These increases were offset by decreases in repairs of .07% and advertising of .09%.

    On October 27, 2004, we opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store. This superstore further refines our Power Alley concept, which features a broad assortment of fresh, convenient product offerings, including an expanded fresh bakeshop, natural and organic produce, salad bar, sushi bar, coffee bar and Bistro Street, our chef-prepared home meal replacement area.

    On December 10, 2004, the Board of Directors declared a 47% increase in the semi-annual cash dividend. The increased semi-annual dividend of $.25 per Class A common share and $.163 per Class B common share will be payable February 18, 2005 to shareholders of record on January 21, 2005.

                                           Respectfully,

                              Perry Sumas                  James Sumas
                              President                    Chairman of the Board

December 13, 2004

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



                         VILLAGE SUPER MARKET, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Amounts)

                                         13 Wks. Ended         13 Wks. Ended
                                       October 30, 2004      October 25, 2003
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

        Date: March 8, 2005                    /s/ James Sumas
                                               James Sumas
                                               Chief Executive Officer


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

        b) valuated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        Date: March 8, 2005              /s/  Kevin Begley
                                         Kevin Begley
                                         Chief Financial Officer & Principal
                                         Accounting Officer


Exhibit 32.1

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc.
(the "Company") on Form 10-Q for the period ending January 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     March 8, 2005                            /s/ James Sumas
                                              James Sumas
                                              Chief Executive Officer



Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Village Super Market, Inc.
(the "Company") on Form 10-Q for the period ending January 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     March 8, 2005                           /s/ Kevin Begley
                                             Kevin Begley
                                             Chief Financial Officer &
                                             Principal Accounting Officer