Form 10-Q
period 2005-04-30
VILLAGE SUPER MARKET INC
filed 2005-06-09
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633

VILLAGE SUPER MARKET, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

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

Yes	X	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No	X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

June 6, 2005

Class A Common Stock, No Par Value	1,637,950 Shares
Class B Common Stock, No Par Value	1,594,076 Shares

VILLAGE SUPER MARKET, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
	April 30, 2005	July 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$58,858	$36,972
Merchandise inventories	30,032	30,976
Patronage dividend receivable	3,762	5,366
Note receivable from related party	------	20,274
Other current assets	6,115	6,195
Total current assets	98,767	99,783

Property, equipment and fixtures, net	118,869	101,143
Investment in related party, at cost	15,670	15,875
Goodwill	10,605	10,605
Other assets	2,803	4,019

TOTAL ASSETS	$246,714	$231,425

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$6,482	$7,029
Current portion of notes payable to related party	676	712
Accounts payable to related party	31,827	32,858
Accounts payable and accrued expenses	27,267	27,298
Total current liabilities	66,252	67,897

Long-term debt	33,195	27,658
Notes payable to related party	881	1,580
Other liabilities	15,479	14,199

Commitments and Contingencies

Shareholders' equity
Class A common stock - no par value, issued 1,817,550 and 1,762,800 shares on April 30, 2005 and July 31, 2004	21,610	19,037
Class B common stock - no par value, 1,594,076 shares issued & outstanding	1,035	1,035
Retained earnings	115,629	105,502
Accumulated other comprehensive loss	(2,660)	(2,660)
Unamortized stock compensation	(2,223)	-------
Less cost of Class A treasury shares (179,600 shares at April 30, 2005 and 204,100 shares at July 31, 2004)	(2,484)	(2,823)

Total shareholders' equity	130,907	120,091

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$246,714	$231,425

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended Apr. 30, 2005	13 Wks. Ended Apr. 24, 2004	39 Wks. Ended Apr. 30, 2005	39 Wks. Ended Apr. 24, 2004

Sales	$237,131	$229,531	$730,475	$698,473

Cost of sales	173,747	170,824	541,795	520,513

Gross profit	63,384	58,707	188,680	177,960

Operating and administrative expense	53,694	51,175	162,374	154,081

Depreciation and amortization	2,709	2,389	7,868	6,868

Operating income	6,981	5,143	18,438	17,011

Interest expense, net	609	493	1,636	1,707

Income from partnership	-----	-----	1,509	-----

Income before income taxes	6,372	4,650	18,311	15,304

Income taxes	2,613	1,906	7,508	6,390

Net income	$3,759	$2,744	$10,803	$8,914

Net income per share:

Basic	$1.18	$.88	$3.41	$2.87
Diluted	$1.18	$.87	$3.39	$2.83

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	39 Weeks Ended April 30, 2005	39 Weeks Ended April 24, 2004

Net income	$10,803	$8,914
Adjustments to reconcile net income to net cash provided by operating activities:
Income from partnership	(1,509)	-------
Depreciation and amortization	7,868	6,868
Deferred taxes	619	990
Provision to value inventories at LIFO	875	1,075
Tax benefit from exercise of stock options	236	287
Non-cash stock compensation expense	114	63
Changes in assets and liabilities:
(Increase) decrease in merchandise inventories	69	(211)
Decrease in patronage dividend receivable	1,604	874
(Increase) decrease in other current assets	80	(447)
(Increase) decrease in other assets	179	(161)
(Decrease) in accounts payable to related party	(1,031)	(3,012)
Increase (decrease) in accounts payable and accrued expenses	(31)	732
Increase in other liabilities	661	403
Net cash provided by operating activities	20,537	16,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of (investment in) note receivable from related party	20,274	(20,148)
Proceeds from partnership distribution	2,516	-------
Capital expenditures	(14,182)	(8,954)
Net cash provided by (used in) investing activities	8,608	(29,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	317	408
Principal payments of long-term debt	(6,922)	(6,875)
Dividends	(654)	(357)
Net cash used in financing activities	(7,259)	(6,824)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,886	(19,551)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,972	48,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,858	$28,949

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest	$2,878	$2,603
Income taxes	$7,136	$3,654

NON-CASH SUPPLEMENTAL DISCLOSURE:
Reduction in investment in related party	$205	-------
Capital lease obligation incurred	$11,382	-------

See accompanying Notes to Consolidated Condensed Financial Statements.

Index

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.
    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2005 and the consolidated results of operations and cash flows for the thirteen and thirty-nine week periods ended April 30, 2005 and April 24, 2004.

    The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2004 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.	The results of operations for the periods ended April 30, 2005 are not necessarily indicative of the expected results for the full year.

3.
    At both April 30, 2005 and July 31, 2004, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $11,989,000 and $11,114,000 higher than reported at April 30, 2005 and July 31, 2004, respectively.

4.	The number of common shares outstanding for calculation of net income per share is as follows:

	13 Weeks Ended		39 Weeks Ended
	4/30/05	4/24/04	4/30/05	4/24/04

Weighted Average Shares Outstanding - Basic	3,175,771	3,120,419	3,163,776	3,101,492
Dilutive Effect of Stock Options and Restricted Shares	20,604	42,022	23,772	46,750
Weighted Average Shares Outstanding - Diluted	3,196,375	3,162,441	3,187,548	3,148,242

    Options to purchase 80,000 Class A shares were excluded from the calculation of diluted net income per share for the quarter ended April 30, 2005 as a result of their antidilutive effect.

Index

5.
    Comprehensive income was $3,759,000 and $10,803,000 for the quarter and nine-month periods ended April 30, 2005, and $2,744,000 and $8,914,000 for the quarter and nine-month periods ended April 24, 2004.

6.	The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended 4/30/05	13 Weeks Ended 4/24/04	39 Weeks Ended 4/30/05	39 Weeks Ended 4/24/04

Service cost	$396,000	$195,000	$1,188,000	$584,000
Interest cost on projected benefit obligations	280,000	250,000	840,000	750,000
Expected return on plan assets	(186,000)	(174,000)	(558,000)	(523,000)
Net amortization and deferral	110,000	61,000	330,000	184,000

Net periodic pension cost	$600,000	$332,000	$1,800,000	$995,000

    During the thirty-nine weeks ended April 30, 2005, the Company contributed $2,056,000 to its pension plans. The Company expects to contribute an additional $326,000 in the fourth quarter of fiscal 2005 to fund its pension plans.

7.
    The Company closed a stand-alone drugstore on December 5, 2004 and remains obligated for future lease commitments for this closed store. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a $463,000 charge in the second quarter of fiscal 2005 for future lease obligations, net of estimated sublease rentals. This charge is included in operating and administrative expense in the consolidated statement of operations. As of April 30, 2005, $141,000 of these costs have been incurred, with a remaining liability of $322,000.

8.
    On April 8, 2005, the Board of Directors of the Company granted 80,000 incentive stock options and 54,750 restricted stock awards to employees and directors under the Village Super Market, Inc. 2004 Stock Plan. Incentive stock options, which were granted at the fair value of the Company’s stock, vest primarily over a three year service period and are exercisable up to ten years from the date of grant. Restricted stock awards vest primarily over a three year service period. The Company is recording compensation expense for these grants over the vesting period.

Index

    The Company recorded compensation expense in the quarter ended April 30, 2005 for these grants of options and restricted shares in the amount of $97,000. The fair value of the options was estimated at $13.33 using the Black-Scholes option pricing model with the following assumptions: expected life - five years; expected volatility - 33%; expected dividend yield - 1.1%; and risk free interest rate - 3.73%.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates a chain of 23 Shop Rite supermarkets in New Jersey and eastern Pennsylvania. The Company is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

The Company’s stores, five of which are owned, average 55,000 total square feet. Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement. On October 27, 2004, the Company opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store.

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

Index

RESULTS OF OPERATIONS

Sales. Sales were $237,131,000 in the third quarter of fiscal 2005, an increase of 3.3% from the third quarter of the prior year. Sales increased due to the opening of the Somers Point replacement store on October 27, 2004 and a 3.0% increase in same store sales, partially offset by the closing of a stand-alone drugstore. Approximately 58% of the increase in same store sales was due to higher sales in the recently remodeled Bernardsville store. In addition, same store sales increased due to continued improvement in stores opened and remodeled in recent fiscal years, higher sales in one store due to the closing of a competitor, and increases in retail prices in certain categories resulting from inflation. Same store sales increased less in the third quarter than in the first six months of fiscal 2005, as the Company eliminated two promotional programs in response to the higher level of promotional spending that occurred in the first half of the fiscal year. In addition, the Company believes higher gasoline prices reduced customer spending. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

Sales were $730,475,000 for the nine month period of fiscal 2005, an increase of 4.6% from the prior year. Same store sales, which exclude the Somers Point replacement store and the closed stand-alone drugstore, increased 4.2%. Same store sales increased due to higher sales in the recently remodeled Bernardsville store, continued improvement in stores opened and remodeled in recent fiscal years and increases in retail prices in certain categories resulting from inflation.

Gross Profit. Gross profit as a percentage of sales increased to 26.7% in the third quarter of fiscal 2005 compared to 25.6% in the third quarter of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments, reduced promotional spending (.24%) and reduced warehousing and related charges from Wakefern (.11%).

Gross profit as a percentage of sales increased to 25.8% in the nine month period of fiscal 2005 compared to 25.5% in the corresponding period of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments and reduced warehousing and related charges from Wakefern (.10%). These improvements were partially offset by increased promotional spending (.09%).

Index

Operating and Administrative Expense. Operating and administrative expense as a percentage of sales increased to 22.6% in the third quarter of fiscal 2005 compared to 22.3% in the third quarter of the prior fiscal year. As a percentage of sales, operating and administrative expense increased primarily due to increased payroll and fringe benefits costs (.20%), supply costs (.11%) and utility costs (.07%). These increases were partially offset by decreased occupancy costs as the Somers Point store is a capital lease rather than an operating lease and the leverage provided by spreading fixed occupancy costs over a higher sales base (.17%).

Operating and administrative expense as a percentage of sales increased to 22.2% for the nine month period of fiscal 2005 compared to 22.1% in the corresponding period of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to a charge for future lease obligations, net of estimated sub-lease rentals, of the closed stand-alone drugstore (.06%), increased payroll and fringe benefit costs (.13%) and increased supply costs (.08%). These increases were partially offset by decreased occupancy costs as the Somers Point replacement store is a capital lease rather than an operating lease and the leverage provided by spreading fixed occupancy costs over a higher sales base (.13%).

Depreciation and Amortization. Depreciation and amortization expense increased in the third quarter and nine month period of fiscal 2005 compared to the corresponding periods of the prior year due to depreciation on the fixed asset additions related to the expansion and remodel of the Bernardsville store and the Somers Point replacement store. In addition, depreciation expense in the second quarter of fiscal 2005 included an additional $137,000 due to adjustments to the depreciable lives of leasehold improvements.

Interest Expense, net. Interest expense, net of interest income, increased to $609,000 in the third quarter of fiscal 2005 compared to $493,000 in the third quarter of the prior fiscal year due to interest expense of $303,000 for the Somers Point replacement store capital lease. This increase was partially offset by reduced borrowing levels in the current fiscal year and increased interest income from higher rates received on excess cash invested at Wakefern.

Index

Interest expense, net of interest income, decreased to $1,636,000 in the nine month period of fiscal 2005 compared to $1,707,000 in the corresponding period of the prior fiscal year due to reduced borrowing levels in the current fiscal year and increased interest income from higher rates received on excess cash invested at Wakefern. These decreases were partially offset by interest expense of $606,000 on the Somers Point replacement store capital lease in the current fiscal year.

Income from Partnership. The Company is a limited partner in a real estate partnership that sold its only asset and distributed the net proceeds to the partners in January 2005. The Company has not deposited the $3,096,000 proceeds received from the partnership in January 2005 on the advice of legal counsel, as the Company contends it is entitled to a larger portion of the proceeds. The Company expects to resolve this matter for no less than the $3,096,000 received. As the proceeds were received prior to January 29, 2005, the Company recorded these proceeds as cash in the second quarter of fiscal 2005 and recorded income from the partnership of $1,509,000 ($890,000 after tax), which is the excess of the proceeds above the Company’s investment in the partnership and certain receivables due from the partnership.

Income Taxes. The effective income tax rate was 41.0% in both the third quarter and nine month periods of fiscal 2005 compared to 41.0% and 41.8%, respectively, in the corresponding periods of the prior year. The decrease in the nine month period is due to the prior fiscal year including additional taxes paid as a result of routine tax audits.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. As of April 30, 2005, there have been no changes to any of the critical accounting policies contained therein.

Index

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20,537,000 for the nine month period ended April 30, 2005 compared with $16,375,000 for the nine month period ended April 24, 2004. This increase is primarily attributable to improved net income, increased depreciation and amortization and less of a decrease in accounts payable to related party in the current fiscal year than in the prior fiscal year due to the timing of payments.

During the first nine months of fiscal 2005, the Company used $20,537,000 of operating cash flow and $2,516,000 of proceeds from a partnership distribution to fund capital expenditures of $14,182,000, debt payments of $6,922,000 and dividends of $654,000. In addition, a $20,274,000 note receivable from Wakefern matured January 15, 2005 and is included as a cash equivalent at April 30, 2005 as these funds are invested in a demand deposit at Wakefern. Major capital expenditures for the nine month period were the expansion and remodel of the Bernardsville and Springfield stores and equipment for the Somers Point replacement store. Debt payments included the second installment of $4,286,000 on the Company’s unsecured Senior Notes.

Working capital was $32,515,000 at April 30, 2005 compared to $31,886,000 at July 31, 2004. The working capital ratio was 1.49 to 1 at April 30, 2005 compared to 1.47 to 1 at July 31, 2004. The Company’s working capital needs are reduced since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

Index

The Company has budgeted approximately $17 million for capital expenditures in fiscal 2005. Expenditures for the Somers Point replacement store and the expansion and remodel of the Bernardsville store are complete as of April 30, 2005. An expansion and remodel of the Springfield store is underway. The Company’s primary sources of liquidity in fiscal 2005 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2005. The lease for the Somers Point replacement store has been accounted for as a capital lease, resulting in additions to long-term debt and property, equipment and fixtures of $11,382,000 during fiscal 2005.

There have been no substantial changes as of April 30, 2005 to the contractual obligations discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16 and 19 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. There have been no significant changes in the Company’s relationship or nature of the transactions with these related parties during the nine months of fiscal 2005, except that the Company’s $20,274,000 note receivable from Wakefern at July 31, 2004 matured January 15, 2005 and was invested in a demand deposit at Wakefern.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. This pronouncement is effective for the Company beginning with the first quarter of fiscal 2006. As the Company adopted the fair value recognition provisions of SFAS No. 123 during fiscal 2003, the Company anticipates no material impact on the consolidated financial statements from the adoption of this new standard.

Index

FORWARD-LOOKING STATEMENTS:

All statements, other than statements of historical fact, included in this Form 10-Q are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other public filings of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates. As of April 30, 2005, the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (6.74% at April 30, 2005) on an initial notional amount of $10,000,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At April 30, 2005 the remaining notional amount of the swap agreement was $7,142,857. A 1% increase in interest rates, applied to the Company’s borrowings at April 30, 2005, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $71,429. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.

Index

At April 30, 2005, the Company had demand deposits of $40,499,000 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2005.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Index

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

6 (a)	Exhibits

	Exhibit 19	-	Second Quarter Report to Shareholders dated March 18, 2005

	Exhibit 31.1	-	Certification

	Exhibit 31.2	-	Certification

	Exhibit 32.1	-	Certification (furnished, not filed)

	Exhibit 32.2	-	Certification (furnished, not filed)

	Exhibit 99	-	Press Release dated June 7, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: June 8, 2005	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 8, 2005	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)

Index

Exhibit 19
VILLAGE SUPER MARKET, INC.
EXECUTIVE OFFICES
733 Mountain Avenue
Springfield, New Jersey 07081
Phone: (973) 467-2200
Fax: (973) 467-6582
To Our Shareholders:

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

Gross profit as percentage of sales was 25.6% in both the second quarter of fiscal 2005 and the second quarter of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix and reduced warehousing and related charges from Wakefern. These improvements were offset by increased promotional spending.

Operating and administrative expense as a percentage of sales increased to 21.9% in the second quarter of fiscal 2005 compared to 21.8% in the second quarter of the prior fiscal year. As a percentage of sales, operating and administrative expense increased primarily due to a charge for future lease obligations, net of estimated sublease rentals, of the closed, stand-alone drugstore and increased supply costs. These increases were partially offset by decreased occupancy costs as the Somers Point replacement store is a capital lease rather than an operating lease and the leverage provided by spreading fixed costs over a higher sales base.

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

Village Super Market operates a chain of 23 supermarkets under the Shop Rite name in New Jersey and eastern Pennsylvania.

                                                    Respectfully,

                                                    James Sumas
                                                    Chairman of the Board

March 18, 2005

Index

All statements, other than statements of historical fact, included in this Report are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in the Company’s filings with the SEC.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	13 Wks. Ended Jan. 29, 2005	13 Wks. Ended Jan. 24, 2004	26 Wks. Ended Jan. 29, 2005	26 Wks. Ended Jan. 24, 2004

Sales	$255,992	$242,209	$493,344	$468,943

Cost of sales	190,570	180,104	368,048	349,690

Gross profit	65,422	62,105	125,296	119,253

Operating and administrative expense	56,122	52,865	108,679	102,907

Depreciation and amortization	2,779	2,263	5,160	4,479

Operating income	6,521	6,977	11,457	11,867

Interest expense, net	646	592	1,027	1,213

Income from partnership	1,509	-----	1,509	-----

Income before income taxes	7,384	6,385	11,939	10,654

Income taxes	3,027	2,734	4,895	4,484

Net income	$4,357	$3,651	$7,044	$6,170

Net income per share:

Basic	$1.38	$1.18	$2.23	$2.00
Diluted	$1.37	$1.16	$2.21	$1.96

Gross profit as a % of sales	25.6%	25.6%	25.4%	25.4%

Operating and admin. expense as a % of sales	21.9%	21.8%	22.0%	21.9%

Index

Exhibit 31.1

I, James Sumas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Village Super Market, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 8, 2005	/s/ James Sumas
James Sumas
Chief Executive Officer

Index

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which  this report is being prepared;

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 8, 2005	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer & Principal
Accounting Officer

Index

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 8, 2005	/s/ James Sumas
James Sumas
Chief Executive Officer

Index

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 8, 2005	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer

Index

Exhibit 99
VILLAGE SUPER MARKET, INC.
REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
April 30, 2005

Contact:	Kevin Begley, CFO
(973) 467-2200 - Ext. 220

Springfield, New Jersey - June 7, 2005 - Village Super Market, Inc. (NSD-VLGEA) today reported its results of operations for the third quarter ended April 30, 2005.

Net income was $3,759,000 ($1.18 per diluted share) in the third quarter of fiscal 2005, an increase of 37% from the third quarter of the prior year. Net income increased primarily due to improved sales and gross profit percentages.

Sales were $237,131,000 in the third quarter of fiscal 2005, an increase of 3.3% from the third quarter of the prior year. Sales increased due to the opening of an 80,000 square foot replacement store in Somers Point, New Jersey on October 27, 2004 and a same store sales increase of 3.0%. Same store sales increased due to improved sales in the recently remodeled Bernardsville store, continued improvement in stores opened and remodeled in recent fiscal years, improved sales from a store closing by a competitor and increases in retail prices in certain categories resulting from inflation. Same store sales increased less in the third quarter than in the first six months of fiscal 2005, as the Company eliminated two promotional programs in response to the higher level of promotional spending that occurred in the first half of the fiscal year. In addition, the Company believes higher gasoline prices reduced customer spending.

Net income for the nine month period of fiscal 2005 was $10,803,000 ($3.39 per diluted share), an increase of 21% from the prior year. Fiscal 2005 results include $890,000 (after-tax) of income received from a partnership. Excluding this partnership income, pro forma net income was $9,913,000 in the nine month period of fiscal 2005, an increase of 11% from the prior year. Sales for the nine month period of fiscal 2005 were $730,475,000, an increase of 4.6% from the prior year. Same store sales increased 4.2% for the nine month period of fiscal 2005 compared to the same period in the prior year.

Village Super Market operates a chain of 23 supermarkets under the Shop Rite name in New Jersey and eastern Pennsylvania.

All statements, other than statements of historical fact, included in this Press Release are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in the Company’s filings with the SEC.

Index

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended Apr. 30, 2005	13 Wks. Ended Apr. 24, 2004	39 Wks. Ended Apr. 30, 2005	39 Wks. Ended Apr. 24, 2004

Sales	$237,131	$229,531	$730,475	$698,473

Cost of sales	173,747	170,824	541,795	520,513

Gross profit	63,384	58,707	188,680	177,960

Operating and administrative expense	53,694	51,175	162,374	154,081

Depreciation and amortization	2,709	2,389	7,868	6,868

Operating income	6,981	5,143	18,438	17,011

Interest expense, net	609	493	1,636	1,707

Income from partnership	-----	-----	1,509	-----

Income before income taxes	6,372	4,650	18,311	15,304

Income taxes	2,613	1,906	7,508	6,390

Net income	$3,759	$2,744	$10,803	$8,914

Net income per share:

Basic	$1.18	$.88	$3.41	$2.87
Diluted	$1.18	$.87	$3.39	$2.83

Gross profit as a % of sales	26.7%	25.6%	25.8%	25.5%

Operating and admin. expense as a % of sales	22.6%	22.3%	22.2%	22.1%