Form 10-K
period 2005-07-30
VILLAGE SUPER MARKET INC
filed 2005-10-26
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 30, 2005.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) for the transition period from to .

COMMISSION FILE NUMBER: 0-2633

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (973)467-2200

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

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $43.1 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $5.5 million based upon the closing price of the Class A shares on the NASDAQ on January 30, 2005, the last business day of the second fiscal quarter. There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Class	Outstanding at October 20, 2005

Class A common stock, no par value	1,641,813 Shares
Class B common stock, no par value	1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2005 Annual Report to Shareholders and the 2005 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 9, 2005 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7 and 8 and Part III.

PART I

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements and to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; the impact of higher energy prices; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other filings of the Company.

ITEM 1.	BUSINESS

GENERAL

(All dollar amounts in this report are in thousands, except per square foot data).

Village Super Market, Inc. (the “Company”), which was founded in 1937, operates a chain of twenty-three ShopRite supermarkets, sixteen of which are located in northern New Jersey, one of which is in northeastern Pennsylvania and six of which are in the southern shore area of New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. During fiscal 2005, sales per store was $42,769 and sales per selling square foot was $984. The Company attempts to efficiently utilize its selling space, gives continuing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores. On October 27, 2004, the Company opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store. Below is a summary of the range of store sizes at July 30, 2005:

Total Square Feet	Number of Stores

Greater than 60,000	9
50,001 to 60,000	5
40,000 to 50,000	7
Less than 40,000	2

Total	23

These larger store sizes enable the Company’s superstores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a natural and organic food section, ethnic and international foods and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances, film processing and in most cases, a pharmacy. Recently remodeled and new superstores emphasize a Power Alley, which features high margin, fresh convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of superstores and percentage of selling square feet allocable to these stores during each of these periods:

Product Categories	Fiscal Year Ended In July
	2005	2004	2003

Groceries	38.6%	39.1%	39.7%
Dairy and Frozen	16.4	16.4	16.0
Meats	10.2	10.1	9.7
Non-Foods	9.0	9.4	9.8
Produce	11.1	10.7	10.8
Appetizers and prepared food	5.3	5.0	4.9
Seafood	2.3	2.2	2.2
Pharmacy	5.3	5.3	5.1
Bakery	1.7	1.7	1.7
Other	.1	.1	.1
	100.0%	100.0%	100.0%

Number of superstores	21	21	21

Selling square feet represented by superstores	94%	95%	95%

A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community. The Company continually evaluates individual stores to determine if they should be closed. A stand-alone drug store near the Bernardsville store closed in fiscal 2005 when the Bernardsville store was expanded to include a pharmacy. The Company’s only liquor store closed on July 30, 2005.

DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain. This program has included major store remodelings as well as the opening or acquisition of additional stores. When remodeling, the Company has sought, whenever possible, to increase the amount of selling space in its stores.

In fiscal 2005, the Company opened an 80,000 square foot replacement store in Somers Point, completed the Bernardsville expansion and remodel, and began an expansion and remodel of the Springfield store.

In fiscal 2004, the Company began the expansion and remodel of the Bernardsville store and the construction of the replacement store in Somers Point. In fiscal 2003, the Company remodeled the English Creek, Hillsborough and Rio Grande stores. In fiscal 2002, the Company opened a 64,000 sq. ft. store in Hammonton and a 59,000 sq. ft. store in Garwood. In fiscal 2001, the Company opened a 67,000 sq. ft. store in West Orange to replace an older, smaller store.

The Company has budgeted $12 million for capital expenditures in fiscal 2006. Planned expenditures include the completion of the expansion and remodel of the Springfield store and the beginning of the remodel of the Morris Plains and Rio Grande stores.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 16.1% of Wakefern’s outstanding stock as of July 30,2005. Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative. Wakefern and its forty-two shareholder members operate 220 supermarkets and other retail formats, including fifty-one stores operated by Wakefern. Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 13% of sales in fiscal 2005.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff. Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising. The Company also places Wakefern developed materials with local newspapers. In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, equipment purchasing, coupon processing and technology support.

Wakefern operates warehouses and distribution facilities in Elizabeth, Woodbridge and South Brunswick, New Jersey and Breinigsville, Pennsylvania. The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. The Company fulfilled this obligation in fiscal 2005, 2004 and 2003. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control. No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or in new stores. A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

As required by the Wakefern bylaws, the Company’s investment in Wakefern is pledged to Wakefern to secure the Company’s obligation to Wakefern. In addition, five members of the Sumas family have guaranteed the Company’s obligations to Wakefern. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern does not own any securities of the Company or its subsidiaries. The Company’s investment in Wakefern entitles the Company to enough votes to elect one member to the Wakefern Board of Directors due to cumulative voting rights.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores. As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. The Company’s investment in Wakefern and affiliates was $15,670 at July 30, 2005. During fiscal 2003, Wakefern increased the maximum per store capital contribution from $550 to $650. This resulted in the Company’s recording an additional investment and obligation of $2,119. The total amount of debt outstanding from all capital pledges to Wakefern is $1,406 at July 30, 2005.

TECHNOLOGY

The Company considers automation and information technology important to its operations and competitive position. All stores utilize IBM 4690 point of sale systems. Electronic payment options are offered at all checkout locations. A frame relay communication network is used for reliable, high speed processing of electronic payments and transmission of data.

The Company’s commitment to advanced point of sale and communication systems enables it to participate in Price Plus, ShopRite’s preferred customer program. Customers receive electronic discounts by presenting a scannable Price Plus card. This technology also enables the Company to offer continuity programs and focus on target marketing initiatives.

The Company began installing self-checkout systems in fiscal 2002. Currently, nine stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs. Additional locations are planned for fiscal 2006.

The Company utilizes IBM RS/6000 computers in each store as an in-store processor to, among other things, replenish inventory. The Company utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs. The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for product not purchased through Wakefern to provide equivalent cost and retail price control over these products.

The Company began installing hiring kiosks in stores in fiscal 2005 to assist in matching job candidates to available positions. The Company has installed computer based training systems in all stores to assist in the training of all new cashiers, produce and bakery associates. All stores have computerized time and attendance and labor scheduling systems. The Company will replace the time and attendance system in fiscal 2006 to improve reporting, work flow and system interfaces, and reduce labor.

The Company utilizes digital surveillance systems, which are integrated with the cashier monitoring systems, in twenty stores to aid shrink reduction, increase productivity and assist in accident investigations. Two additional store systems will be installed in fiscal 2006.

Certain in-store department records are computerized, including the records of all pharmacy departments. In all stores, meat, seafood, delicatessen, and bakery prices are maintained on computer for automatic weighing and pricing. The Company seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes. Most stores utilize computerized energy management systems.

The Company utilizes a division of Wakefern for data processing services, including financial accounting support.

Wakefern and the Company have responded to customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information. In addition, on-line shopping was introduced in two store locations in fiscal 2005, with store pick-up and delivery options.

COMPETITION

The Company is in direct competition with multiple retail formats, including national, regional and local supermarket chains as well as independent supermarkets, warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, dollar stores and convenience stores. The Company competes by using low pricing, courteous and quick service to the customer, and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus card and the co-branded ShopRite credit card also strengthen customer loyalty.

The Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Walmart and Foodtown. Many of the Company's competitors have financial resources substantially greater than those of the Company.

LABOR

As of October 17, 2005, the Company employed approximately 4,300 persons of whom approximately 68% worked part-time. Approximately 90% of the Company’s employees are covered by collective bargaining agreements. A contract with one union representing employees in six stores expired in August 2005. An indefinite contract extension was agreed to and negotiations are ongoing. Contracts with the Company’s other five unions expire between October 2006 and April 2009. Most of the Company’s competitors in New Jersey are similarly unionized.

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

REGULATORY ENVIRONMENT

The Company’s business requires various licenses and the registration of facilities with state and federal health and drug regulatory agencies. These licenses and registration requirements obligate the Company to observe certain rules and regulations, and a violation of these rules and regulations could result in a suspension or revocation of licenses or registrations. In addition, most licenses require periodic renewals. The Company has not experienced material difficulties with respect to obtaining or retaining licenses and registrations. In addition, the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 2.	PROPERTIES

The Company owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center. The remaining eighteen supermarkets (containing 937,000 square feet of total space) are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options. Ten of these leased stores are located in shopping centers and the remaining eight are freestanding stores.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 30, 2005 was approximately $9,607.

The Company is a limited partner in a real estate partnership that sold its only asset and distributed the proceeds to the partners in fiscal 2005. The Company received proceeds of $3,096 and recorded income from the partnership of $1,509, which is the excess of the proceeds above the Company’s investment in the partnership and certain receivables due from the partnership. In addition, the Company is a limited partner in two other partnerships, one of which owns a shopping center in which one of the Company's leased supermarkets is located. During fiscal 2003, the Company received $1,639 in distributions from these two partnerships, which are included in income before income taxes. The Company also is a general partner in a partnership that is a lessor of one of the Company's freestanding supermarkets.

ITEM 3.	LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to shareholders in the fourth quarter.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information regarding directors incorporated by reference to the Company's definitive Proxy Statement in Part III, Item 10, the following is provided with respect to executive officers who are not directors:

NAME	AGE	POSITION WITH THE COMPANY

Kevin Begley	47	Chief Financial Officer since 1987.
		Treasurer since 2002.
		Mr. Begley is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Information appearing on Page 24 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2005.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 4 through 8 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page 8 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 9 to 24 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the fourth quarter of fiscal 2005.

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

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 4, 2005, in connection with its Annual Meeting scheduled to be held on December 9, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 4, 2005, in connection with its Annual Meeting scheduled to be held on December 9, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 4, 2005, in connection with its annual meeting scheduled to be held on December 9, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 4, 2005, in connection with its annual meeting scheduled to be held on December 9, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 4, 2005 in connection with its annual meeting scheduled to be held on December 9, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements:

		Consolidated Balance Sheets - July 30, 2005 and July 31, 2004.

		Consolidated Statements of Operations - years ended July 30, 2005, July 31, 2004 and July 26, 2003.

		Consolidated Statements of Shareholders' Equity and Comprehensive Income - years ended July 30, 2005, July 31, 2004 and July 26, 2003.

		Consolidated Statements of Cash Flows - years ended July 30, 2005, July 31, 2004 and July 26, 2003.

		Notes to consolidated financial statements.

The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2005.

	2.	Financial Statement Schedules:

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits

EXHIBIT INDEX

Exhibit No.	3	3.1	Certificate of Incorporation*
		3.2	By-laws*

Exhibit No.	4	Instruments defining the rights of security holders:
		4.5	Note Purchase Agreement dated September 16, 1999*
		4.6	Loan Agreement dated September 16, 1999*
		4.7	First Amendment to Loan Agreement*

Exhibit No.	10	Material Contracts:
		10.1	Wakefern By-Laws*
		10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
		10.3	Voting Agreement dated March 4, 1987*
		10.5	1997 Incentive and Non-Statutory Stock Option Plan*
		10.6	Employment Agreement dated May 28, 2004*
		10.7	Supplemental Executive Retirement Plan*
		10.8	2004 Stock Plan*

Exhibit No.	13	Annual Report to Security Holders

Exhibit No.	21	Subsidiaries of Registrant

Exhibit No.	23	Consent of KPMG LLP

Exhibit No.	31.1	Certification

Exhibit No.	31.2	Certification

Exhibit No.	32.1	Certification (furnished, not filed)

Exhibit No.	32.2	Certification (furnished, not filed)

* The following exhibits are incorporated by reference from the following previous filings:
		Form 10-K for 2004: 3.2, 4.7, 10.7

		DEF 14A proxy statement filed October 25, 2004: 10.8

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

Date: October 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

Village Super Market, Inc.

/s/	Perry Sumas	/s/	James Sumas
	Perry Sumas, Director		James Sumas, Director
	October 25, 2005		October 25, 2005

/s/	Robert Sumas	/s/	William Sumas
	Robert Sumas, Director		William Sumas, Director
	October 25, 2005		October 25, 2005

/s/	John P. Sumas	/s/	John J. McDermott_______
	John P. Sumas, Director		John J. McDermott, Director
	October 25, 2005		October 25, 2005

/s/	David C . Judge	/s/	Steven Crystal______ ____
	David C. Judge, Director		Steven Crystal, Director
	October 25, 2005		October 25, 2005

Exhibit 21

SUBSIDIARIES OF REGISTRANT

The Company has two wholly-owned subsidiaries at July 30, 2005. Village Super Market of PA, Inc. is organized under the laws of Pennsylvania. Village Super Market of NJ, LP is organized under the laws of New Jersey.

The financial statements of all subsidiaries are included in the Company’s consolidated financial statements.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors
Village Super Market, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 25, 2005, with respect to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 30, 2005 and July 31, 2004 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 30, 2005, which report appears in the July 30, 2005 annual report on Form 10-K of Village Super Market, Inc.

/s/ KPMG LLP
Short Hills, New Jersey
October 25, 2005

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 25, 2005	/s/	James Sumas
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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 25, 2005	/s/	Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Village Super Market, Inc. (the “Company”) on Form 10-K for the period ending July 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James Sumas
James Sumas
Chief Executive Officer
October 25, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Village Super Market, Inc. (the “Company”) on Form 10-K for the period ending July 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer
October 25, 2005