Form 10-Q
period 2005-10-29
VILLAGE SUPER MARKET INC
filed 2005-12-07
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 29, 2005

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

Yes	X	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 2, 2005

Class A Common Stock, No Par Value	1,641,813 Shares
Class B Common Stock, No Par Value	1,594,076 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Statements of Operations	4

Consolidated Condensed Statements of Cash Flows	5

Notes to Consolidated Condensed Financial Statements	6-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-10

Item 3. Quantitative & Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11-12

PART II

OTHER INFORMATION

Item 6. Exhibits	12

Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)
(Unaudited)
	October 29, 2005	July 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$56,792	$62,842
Merchandise inventories	30,603	30,176
Patronage dividend receivable	7,652	5,470
Other current assets	7,925	7,105
Total current assets	102,972	105,593

Property, equipment and fixtures, net	120,163	119,903
Investment in related party, at cost	15,670	15,670
Goodwill	10,605	10,605
Other assets	2,840	2,722

TOTAL ASSETS	$252,250	$254,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$5,982	$6,211
Current portion of notes payable to related party	600	607
Accounts payable to related party	39,634	40,910
Accounts payable and accrued expenses	21,888	21,551
Total current liabilities	68,104	69,279

Long-term debt	28,097	32,751
Notes payable to related party	654	799
Other liabilities	18,918	18,420

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 1,818 shares	20,099	19,834
Class B common stock - no par value, 1,594 shares issued and outstanding	1,035	1,035
Retained earnings	122,475	119,507
Accumulated other comprehensive loss	(4,662)	(4,662)
Less cost of 176 Class A treasury shares	(2,470)	(2,470)

Total shareholders’ equity	136,477	133,244

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$252,250	$254,493

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 29, 2005	October 30, 2004

Sales	$243,445	$237,352

Cost of sales	180,036	177,478

Gross profit	63,409	59,874

Operating and administrative expense	55,090	52,557

Depreciation and amortization	2,802	2,381

Operating income	5,517	4,936

Interest expense, net	427	381

Income before income taxes	5,090	4,555

Income taxes	2,122	1,868

Net income	$2,968	$2,687

Net income per share:
Basic	$.93	$.85
Diluted	$.92	$.85

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	13 Wks. Ended	13 Wks.Ended
	Oct. 29, 2005	Oct. 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,968	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(410)	-
Depreciation and amortization	2,802	2,381
Deferred taxes	300	-
Provision to value inventories at LIFO	250	250
Non-cash share-based compensation	265	17
Tax benefit from exercise of stock options	-	36
Changes in assets and liabilities:
(Increase) in merchandise inventories	(677)	(305)
(Increase) in patronage dividend receivable	(2,182)	(2,134)
(Increase) in other current assets	(820)	(1,952)
(Increase) in other assets	(128)	(123)
Increase (decrease) in accounts
payable to related party	(1,276)	882
Increase (decrease) in accounts payable and
accrued expenses	1,178	(1,184)
Increase in other liabilities	198	292
Net cash provided by operating activities	2,468	847

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,072)	(6,026)
Proceeds from sale of assets	430	-
Net cash used in investing activities	(2,642)	(6,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	--	45
Principal payments of long-term debt	(5,035)	(4,996)
Dividends	(841)	(438)
Net cash used in financial activities	(5,876)	(5,389)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,050)	(10,568)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,842	36,972

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,792	$26,404

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR
Interest	$1,289	$1,112
Income taxes	$300	$30

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital lease obligation incurred	$-	$11,258

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands)
(Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 29, 2005 and the consolidated results of operations and cash flows for the 13 week periods ended October 29, 2005 and October 30, 2004.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2005 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.	The results of operations for the period ended October 29, 2005 are not necessarily indicative of the results to be expected for the full year.

3.
Certain amounts have been reclassified in the October 29, 2004 consolidated condensed financial statements to conform to the October 29, 2005 presentation. These reclassifications include offsetting increases in net cash provided by operating activities and net cash used in financing activities of $438.

4.
At both October 29, 2005 and July 30, 2005, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $11,789 and $11,539 higher than reported at October 29, 2005 and July 30, 2005, respectively.

5.	The number of common shares outstanding for calculation of net income per share is as follows:

	October 29,	October 30,
	2005	2004

Weighted average shares outstanding - basic	3,184	3,153

Dilutive effect of stock-based compensation	51	23

Weighted average shares outstanding - diluted	3,235	3,176

No securities were excluded from the calculation of diluted net income per share.

6.	Comprehensive income was $2,968 and $2,687 for the quarters ended October 29, 2005 and October 30, 2004, respectively, the same as net income in each quarter.

7.	The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 29, 2005	October 30, 2004

Service cost	$524	$396
Interest cost on projected benefit obligations	363	280
Expected return on plan assets	(263)	(186)
Net amortization and deferral	269	110

Net periodic pension cost	$893	$600

As of October 29, 2005, the Company has contributed $63 to its pension plans in fiscal 2006. The Company expects to contribute an additional $1,937 during the remainder of fiscal 2006 to fund its pension plans.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Thousands)

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

We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates. In recent years, the Company, as well as many of our competitors, has experienced increases in employee health and pension costs under union contracts and for non-union associates. In addition, rates charged by utilities for electricity and gas increased in fiscal 2005 and 2004, and that trend continues in fiscal 2006.

RESULTS OF OPERATIONS

Sales. Sales were $243,445 in the first quarter of fiscal 2006, an increase of 2.6% from the first quarter of the prior year. Sales increased due to the opening of the Somers Point replacement store (October 27, 2004) and a 2.0% increase in same store sales. Same store sales increased due to improved sales in the recently remodeled Bernardsville and Springfield stores and higher sales in one store due to the closing of a competitor’s store. These same store sales improvements were partially offset by reduced sales in certain stores due to competitive store openings. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

Gross Profit. Gross profit as a percentage of sales increased to 26.0% in the first quarter of fiscal 2006 compared to 25.2% in the first quarter of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments and reduced warehousing and related charges from Wakefern (.10%).

Operating and Administrative Expense. Operating and administrative expense as a percentage of sales increased to 22.6% in the first quarter of fiscal 2006 compared to 22.1% in the first quarter of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to higher fringe benefit costs (.31%), utility costs (.10%), supply costs (.07%) and amounts accrued related to a non-income tax state audit (.23%). These increases were partially offset by a gain on the sale of assets (.17%). Fringe benefit costs increased primarily due to increased expense for employee health and pension plans and compensation costs recognized under share-based compensation plans. Utility and supply costs increased primarily due to higher energy prices.

Depreciation and Amortization. Depreciation and amortization expense increased in the first quarter of fiscal 2006 compared to the first quarter of the prior year primarily due to depreciation on the fixed asset additions related to the expansion and remodels of the Bernardsville and Springfield stores and the Somers Point replacement store.

Interest Expense, net. Interest expense, net of interest income, increased to $427 in the first quarter of fiscal 2006 compared to $381 in the first quarter of the prior year due to interest expense of $303 for the Somers Point replacement store capital lease. This increase was partially offset by lower interest expense due to debt payments and increased interest income from higher rates received on excess cash invested at Wakefern.

Income Taxes. The effective income tax rate was 41.7% in the first quarter of fiscal 2006 compared to 41.0% in the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2005. As of October 29, 2005, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,468 in the first quarter of fiscal 2006 compared with $847 in the first quarter of the prior fiscal year. This increase is primarily attributable to a smaller increase in other current assets in the current fiscal year, increased depreciation and amortization, increased deferred taxes and increased non-cash share-based compensation expense.

During the first quarter of fiscal 2006, the Company used cash on hand and operating cash flow of $2,468 to fund capital expenditures of $3,072, debt payments of $5,035 and dividends of $841. Major capital expenditures were the ongoing expansion and remodel of the Springfield store and smaller remodels of the Elizabeth and Chester stores. Debt payments made include the third installment of $4,286 on the Company’s unsecured Senior Notes.

Working capital was $34,868 at October 29, 2005 compared to $36,314 at July 30, 2005. The working capital ratio was 1.51 to 1 at October 29, 2005 compared to 1.52 to 1 at July 30, 2005. Working capital declined slightly primarily due to reduced levels of cash resulting from capital expenditures and debt payments during the first quarter of fiscal 2006. The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

The Company has budgeted approximately $12,000 for capital expenditures in fiscal 2006. Planned expenditures include the completion of the expansion and remodel of the Springfield store and the beginning of remodels of the Morris Plains and Rio Grande stores. The Company’s primary sources of liquidity in fiscal 2006 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2006.

There have been no substantial changes as of October 29, 2005 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2005.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16, 19 and 20 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2005. There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates. As of October 29, 2005, the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (7.81% at October 29, 2005) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At October 29, 2005 the remaining notional amount of the swap agreement was $5,714. A 1% increase in interest rates, applied to the Company’s borrowings at October 29, 2005, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $57. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.

At October 29, 2005, the Company had demand deposits of $41,287 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2006.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 28(a)	Press Release dated December 6, 2005

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 6, 2005	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 6, 2005	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)

Exhibit 28(a)
VILLAGE SUPER MARKET, INC.
REPORTS RESULTS FOR THE FIRST QUARTER ENDED
OCTOBER 29, 2005

Contact:	Kevin Begley, CFO
(973) 467-2200, Ext. 220
kevin.begley@wakefern.com

Springfield, New Jersey - December 6, 2005 - Village Super Market, Inc. (NSD-VLGEA) today reported its results of operations for the first quarter ended October 29, 2005.

Net income was $2,968,000 ($.92 per diluted share) in the first quarter of fiscal 2006, an increase of 10% from the first quarter of the prior year. Net income increased primarily due to improved sales and gross profit percentages, partially offset by increased operating expenses.

Sales were $243,445,000 in the first quarter of fiscal 2006, an increase of 2.6% from the first quarter of the prior year. Sales increased due to the opening of an 80,000 sq. ft. replacement store in Somers Point, New Jersey on October 27, 2004 and a same store sales increase of 2.0%. Same store sales increased due to improved sales in the recently remodeled Bernardsville and Springfield stores and improved sales in one store due to the closing of a competitor’s store. These same store sales improvements were partially offset by reduced sales in certain stores due to competitive store openings.

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

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended
	October 29, 2005	October 30, 2004

Sales	$243,445	$237,352

Cost of sales	180,036	177,478

Gross profit	63,409	59,874

Operating and administrative expense	55,090	52,557

Depreciation and amortization	2,802	2,381

Operating income	5,517	4,936

Interest expense, net	427	381

Income before income taxes	5,090	4,555

Income taxes	2,122	1,868

Net income	$2,968	$2,687

Net income per share:
Basic	$.93	$.85
Diluted	$.92	$.85

Gross profit as a % of sales	26.0%	25.2%

Operating and administrative expense as a % of sales	22.6%	22.1%

Exhibit 31.1

I, James Sumas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Village Super Market, Inc.;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 6, 2005	/s/ James Sumas
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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 6, 2005	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending October 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James Sumas
James Sumas
Chief Executive Officer
December 6, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending October 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer
December 6, 2005