Form 10-Q
period 2006-01-28
VILLAGE SUPER MARKET INC
filed 2006-03-08
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 28, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State of other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

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
Yes	X	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 7, 2006

Class A Common Stock, No Par Value	1,641,813 Shares
Class B Common Stock, No Par Value	1,594,076 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-12

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II

OTHER INFORMATION

Item 6.	Exhibits	14

Signatures		14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)
(Unaudited)
	January 28,	July 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$73,136	$62,842
Merchandise inventories	31,952	30,176
Patronage dividend receivable	2,120	5,470
Other current assets	7,397	7,105
Total current assets	114,605	105,593

Property, equipment and fixtures, net	120,546	119,903
Investment in related party, at cost	15,670	15,670
Goodwill	10,605	10,605
Other assets	2,872	2,722

TOTAL ASSETS	$264,298	$254,493

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$5,932	$6,211
Current portion of notes payable to related party	600	607
Accounts payable to related party	46,078	40,910
Accounts payable and accrued expenses	23,996	21,551
Total current liabilities	76,606	69,279

Long-term debt	27,587	32,751
Notes payable to related party	502	799
Other liabilities	19,345	18,420

Shareholders' equity
Class A common stock - no par value, issued 1,818 shares	20,372	19,834
Class B common stock - no par value, 1,594 shares issued and outstanding	1,035	1,035
Retained earnings	125,983	119,507
Accumulated other comprehensive loss	(4,662)	(4,662)
Less cost of 176 Class A treasury shares	(2,470)	(2,470)

Total shareholders’ equity	140,258	133,244

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$264,298	$254,493

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended	26 Wks. Ended	26 Wks. Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 28, 2006	Jan. 29, 2005

Sales	$266,038	$255,992	$509,483	$493,344

Cost of sales	197,106	190,570	377,142	368,048

Gross profit	68,932	65,422	132,341	125,296

Operating and administrative expense	58,091	56,122	113,181	108,679

Depreciation and amortization	2,863	2,779	5,665	5,160

Operating income	7,978	6,521	13,495	11,457

Interest expense, net	350	646	778	1,027

Income from partnership	----	1,509	----	1,509

Income before income taxes	7,628	7,384	12,717	11,939

Income taxes	3,181	3,027	5,303	4,895

Net income	$4,447	$4,357	$7,414	$7,044

Net income per share:
Basic	$1.40	$1.38	$2.33	$2.23
Diluted	$1.38	$1.37	$2.29	$2.21

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Weeks Ended		26 Weeks Ended
	January 28, 2006		January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$7,414	$7,044
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets		(459)	----
Income from partnership		----	(1,509)
Depreciation and amortization		5,665	5,160
Deferred taxes		600	619
Provision to value inventories at LIFO		600	650
Non-cash share-based compensation		538	17
Tax benefit from exercise of stock options		----	192
Changes in assets and liabilities:
(Increase) in merchandise inventories		(2,376)	(1,139)
Decrease in patronage dividend receivable		3,350	2,942
(Increase) in other current assets		(292)	(1,283)
(Increase) in other assets		(170)	(81)
Increase in accounts payable to related party		5,168	4,495
Increase in accounts payable and accrued expenses		3,286	141
Increase in other liabilities		325	425
Net cash provided by operating activities		23,649	17,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of note receivable from related party		----	20,274
Proceeds from partnership distribution		----	2,516
Proceeds from sale of assets		480	----
Capital expenditures		(6,309)	(9,612)
Net cash (used in) provided by investing activities		(5,829)	13,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		----	262
Principal payments of long-term debt		(5,747)	(5,926)
Dividends		(1,779)	(438)
Net cash used in financing activities		(7,526)	(6,102)

NET INCREASE IN CASH AND CASH EQUIVALENTS		10,294	24,749

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		62,842	36,972

CASH AND CASH EQUIVALENTS, END OF PERIOD		$73,136	$61,721

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest		$1,715	$1,593
Income taxes		$3,555	$4,856

NON-CASH SUPPLEMENTAL DISCLOSURE:

Investment in related party	$	----	$4
Capital lease obligation incurred	$	----	$11,382
Dividends declared and unpaid	$	----	$654

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands)
(Unaudited)

1.   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 28, 2006 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 28, 2006 and January 29, 2005.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements included in the July 30, 2005 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.   Certain amounts have been reclassified in the January 29, 2005 consolidated condensed financial statements to conform to the January 28, 2006 presentation. These reclassifications include offsetting decreases in net cash provided by operating activities and net cash used in financing activities of $216.

3.   The results of operations for the period ended January 28, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

4.   At both January 28, 2006 and July 30, 2005, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $12,139 and $11,539 higher than reported at January 28, 2006 and July 30, 2005, respectively.

5.   The number of common shares outstanding for calculation of net income per share is as follows:

	13 Weeks Ended		26 Weeks Ended
	1/28/06	1/29/05	1/28/06	1/29/05

Weighted average shares outstanding -basic	3,184	3,163	3,184	3,158
Dilutive effect of share-based compensation	47	27	49	25
Weighted average shares outstanding - diluted	3,231	3,190	3,233	3,183

Options to purchase 5 shares of common stock at January 28, 2006 were excluded from the computation of diluted net income per share because their effect would be antidulutive. No securities were excluded from the computation of diluted net income per share at January 29, 2005.

6.   Comprehensive income was $4,447 and $7,414 for the quarter and six-month periods ended January 28, 2006, and $4,357 and $7,044 for the quarter and six-month periods ended January 29, 2005.

7.   The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	1/28/06	1/29/05	1/28/06	1/29/05

Service cost	$524	$396	$1,048	$792
Interest cost on projected benefit obligations	363	280	726	560
Expected return on plan assets	(263)	(186)	(526)	(372)
Net amortization and deferral	269	110	538	____220
Net periodic pension cost	$893	$600	$1,786	$1,200

As of January 28, 2006, the Company has contributed $107 to its pension plans in fiscal 2006. The Company expects to contribute an additional $1,893 during the remainder of fiscal 2006 to fund its pension plans.

8.   The Company closed a stand-alone drugstore on December 5, 2004 and remains obligated for future lease commitments for the closed store. The Company recorded a charge in the second quarter of fiscal 2005 for future lease obligations, net of estimated sublease rentals, in the amount of $463. On March 1, 2006 the Company exercised an option to extend this lease for competitive purposes. Accordingly, the Company no longer accounts for this lease commitment as an exit activity and has reversed the remaining $211 liability in the second quarter of fiscal 2006.

9.   The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, on May 1, 2005 utilizing the modified prospective application. Prior to May 1, 2005 the Company utilized the fair value recognition provisions of SFAS No. 123. The adoption of SFAS 123(R) did not have a material impact on the consolidated financial statements.

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
We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates. In recent years, the Company, as well as many of our competitors, has faced increases in employee health and pension costs under union contracts and for non-union associates. In addition, rates charged by utilities for electric and gas increased in fiscal 2005 and 2004, and that trend continues in fiscal 2006.

RESULTS OF OPERATIONS

Sales. Sales were $266,038 in the second quarter of fiscal 2006, an increase of 3.9% from the second quarter of the prior year. Same store sales increased 4.2% due to improved sales in the recently remodeled Bernardsville and Springfield stores and higher sales in one store due to the closing of a competitor’s store. These same store sales improvements were partially offset by reduced sales in one store due to a competitive store opening. Same stores sales increased more than sales due to the closing of a stand-alone drug store in the prior fiscal year. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately. The Somers Point replacement store, which opened October 27, 2004, is included in same store sales beginning in the second quarter of fiscal 2006.

Sales were $509,483 for the six-month period of fiscal 2006, an increase of 3.3% from the prior year. Same stores sales increased 3.2% due to improved sales in the recently remodeled Bernardsville and Springfield stores and higher sales in one store due to the closing of a competitor’s store. These same store sales improvements were partially offset by reduced sales in two stores due to competitive store openings.

Gross Profit. Gross profit as a percentage of sales increased to 25.9% in the second quarter of fiscal 2006 compared to 25.6% in the second quarter of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments and reduced warehousing and related charges from Wakefern (.05%).
Gross profit as a percentage of sales increased to 26.0% for the six-month period of fiscal 2006 compared to 25.4% in the corresponding period of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments, and reduced warehousing and related charges from Wakefern (.07%).

Operating and Administrative Expense. Operating and administrative expense as a percentage of sales decreased to 21.8% in the second quarter of fiscal 2006 compared to 21.9% in the second quarter of the prior year. As a percentage of sales, operating and administrative expense decreased primarily due to a reversal of an accrual for future lease obligations of a closed stand-alone drug store in the current fiscal year (see Note 8) compared to a charge in the prior year (.26%), decreased advertising (.06%) and decreased occupancy costs (.05%). These decreases were partially offset by higher fringe benefit costs (.23%) and utility costs (.12%). Fringe benefit costs increased primarily due to increased expense for employee pension plans and compensation costs recognized under share-based compensation plans. Utility costs increased primarily due to higher energy prices.

Operating and administrative expense as a percentage of sales increased to 22.2% in the six-month period of fiscal 2006 compared to 22.0% in the corresponding period of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to higher fringe benefit costs (.27%), utility costs (.11%) and amounts accrued related to a non-income tax state audit (.11%). These increases were partially offset by a reversal of an accrual for future lease obligations of a closed stand-alone drug store in the current fiscal year (see Note 8) compared to a charge in the prior year (.13%), a gain on the sale of assets (.09%) and lower occupancy costs (.07%). Fringe benefit costs increased primarily due to increased expense from employee pension plans and compensation costs recognized under share-based compensation plans. Utility costs increased primarily due to higher energy prices.

Depreciation and Amortization. Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2006 compared to the corresponding periods of the prior year due to depreciation on the fixed asset additions related to the expansion and remodels of the Bernardsville and Springfield stores and the Somers Point replacement store.

Interest Expense, net. Interest expense, net of interest income, decreased in the second quarter and six-month periods of fiscal 2006 compared to the corresponding periods of the prior year due to increased interest income from both higher rates received on excess cash invested at Wakefern and increased amounts invested, and lower interest expense due to debt payments.

Income from Partnership. The Company is a limited partner in a real estate partnership that sold its only asset and distributed the proceeds to the partners in the second quarter of fiscal 2005. The Company received proceeds of $3,096 and recorded income from the partnership of $1,509 ($890 after tax), which is the excess of the proceeds above the Company’s investment in the partnership and certain receivables due from the partnership.

Income Taxes. The effective income tax rate was 41.7% in both the second quarter and six-month periods of fiscal 2006 compared to 41.0% in both the corresponding periods of the prior year. The Company estimates the annual effective income tax rate for fiscal 2006 at 41.7%.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2005. As of January 28, 2006, there have been no changes to any of the critical accounting policies contained therein.
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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $23,649 in the six-month period ended January 28, 2006 compared with $17,673 in the corresponding period of the prior year. This increase is primarily attributable to an increase in accounts payable and accrued expenses in the current fiscal year due to the timing of payments.
During the first six months of fiscal 2006, the Company used cash provided by operating activities to fund capital expenditures of $6,309, debt payments of $5,747 and dividends of $1,779. Major capital expenditures were the expansion and remodel of the Springfield store and smaller remodels of the Elizabeth and Chester stores. Debt payments made include the third installment of $4,286 on the Company’s unsecured Senior Notes.

Working capital was $37,999 at January 28, 2006 compared to $36,314 at July 30, 2005. The working capital ratio was 1.50 to 1 at January 28, 2006 compared to 1.52 to 1 at July 30, 2005. The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.
The Company has budgeted approximately $12,000 for capital expenditures in fiscal 2006. These expenditures include the completed expansion and remodel of the Springfield store, and the beginning of remodels of the Morris Plains and Rio Grande stores. The Company’s primary sources of liquidity in fiscal 2006 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2006.
There have been no substantial changes as of January 28, 2006 to the contractual obligations discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2005.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16, 19 and 20 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2005. There have been no significant changes in the Company’s relationship or nature of the transactions with these related parties during the six months of fiscal 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates. As of January 28, 2006, the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (8.15% at January 28, 2006) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At January 28, 2006 the remaining notional amount of the swap agreement was $5,714. A 1% increase in interest rates, applied to the Company’s borrowings at January 28, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $57. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.
At January 28, 2006, the Company had demand deposits of $56,900 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.

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
There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2006.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 28(a)	Press Release dated March 8, 2006

Exhibit 28(b)	First Quarter Report to Shareholders dated December 13, 2005

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 8, 2006	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 8, 2006	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)

Exhibit 28(a)

VILLAGE SUPER MARKET, INC.
REPORTS RESULTS FOR THE QUARTER AND SIX MONTHS ENDED
JANUARY 28, 2006

Contact:	Kevin Begley, CFO
(973) 467-2200 - Ext. 220
Kevin.Begley@wakefern.com

Springfield, New Jersey - March 8, 2006 - Village Super Market, Inc. (NSD-VLGEA) today reported its results of operations for the second quarter ended January 28, 2006.

Net income was $4,447,000 ($1.38 per diluted share) in the second quarter of fiscal 2006 compared to $4,357,000 in the second quarter of the prior year. Results for the second quarter of the prior year include $890,000 (after-tax) of income received from a partnership. Excluding this partnership income, net income in the second quarter of fiscal 2006 increased 28% from the pro forma net income in the second quarter of the prior year of $3,467,000. Net income increased primarily due to improved sales and gross profit percentages.

Sales were $266,038,000 in the second quarter of fiscal 2006, an increase of 3.9% from the second quarter of the prior year. Same store sales increased 4.2% due to improved sales in the recently remodeled Bernardsville and Springfield stores and improved sales in one store due to the closing of a competitor’s store. These same store sales improvements were partially offset by reduced sales in one store due to a competitive store opening. Same store sales increased more than sales due to the closing of a stand-alone drug store in the prior fiscal year.

Net income for the six-month period of fiscal 2006 was $7,414,000 ($2.29 per diluted share) compared with $7,044,000 in the prior year. Excluding the income received from the partnership in the prior year described above, net income for the first six months of fiscal 2006 increased 20% from the prior year. Sales for the six-month period of fiscal 2006 were $509,483,000, an increase of 3.3% from the prior year. Same store sales increased 3.2% in the six-month period of fiscal 2006 compared to the prior year.

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

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIVE
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended	26 Wks. Ended	26 Wks. Ended
	Jan. 28, 2006	Jan. 29, 2005	Jan. 28, 2006	Jan. 29, 2005

Sales	$266,038	$255,992	$509,483	$493,344

Cost of sales	197,106	190,570	377,142	368,048

Gross profit	68,932	65,422	132,341	125,296

Operating and administrative expense	58,091	56,122	113,181	108,679

Depreciation and amortization	2,863	2,779	5,665	5,160

Operating income	7,978	6,521	13,495	11,457

Interest expense, net	350	646	778	1,027

Income from partnership	----	1,509	----	1,509

Income before income taxes	7,628	7,384	12,717	11,939

Income taxes	3,181	3,027	5,303	4,895

Net income	$4,447	$4,357	$7,414	$7,044

Net income per share:
Basic	$1.40	$1.38	$2.33	$2.23
Diluted	$1.38	$1.37	$2.29	$2.21

Gross profit as a % of sales	25.9%	25.6%	26.0%	25.4%

Operating and Administrative expense as a % of sales	21.8%	21.9%	22.2%	22.0%

VILLAGE SUPER MARKET, INC.
EXECUTIVE OFFICES
733 Mountain Avenue
Springfield, New Jersey 07081
Phone: (973) 467-2200
Fax: (973) 467-6582

To Our Shareholders

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

On December 9, 2005, the Board of Directors declared a 9% increase in the semi-annual cash dividend. The increased semi-annual dividend of $.35 per Class A common share and $.228 per Class B common share will be payable January 26, 2006 to shareholders of record on December 30, 2005.

Respectfully,

Perry Sumas		James Sumas
President		Chairman of the Board

December 13, 2005

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s second quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 8, 2006	/s/ James Sumas
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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s second quarter that has materially effected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 8, 2006	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer & Principal
Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending January 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 8, 2006	/s/ James Sumas
James Sumas
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending January 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 8, 2006	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer