Form 10-Q
period 2006-04-29
VILLAGE SUPER MARKET INC
filed 2006-06-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 29, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:
June 5, 2006

Class A Common Stock, No Par Value	1,641,813 Shares
Class B Common Stock, No Par Value	1,594,076 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets .	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II

OTHER INFORMATION

Item 6.	Exhibits	15

	Signatures	15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)
(Unaudited)
	April 29, 2006	July 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$66,066	$62,842
Merchandise inventories	29,832	30,176
Patronage dividend receivable	3,968	5,470
Other current assets	6,391	7,105
Total current assets	106,257	105,593

Property, equipment and fixtures, net	121,670	119,903
Investment in related party, at cost	15,670	15,670
Goodwill	10,605	10,605
Other assets	2,854	2,722

TOTAL ASSETS	$257,056	$254,493

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$5,850	$6,211
Current portion of notes payable to related party	600	607
Accounts payable to related party	36,568	40,910
Accounts payable and accrued expenses	22,632	21,551
Total current liabilities	65,650	69,279

Long-term debt	27,259	32,751
Notes payable to related party	350	799
Other liabilities	19,777	18,420

Shareholders' equity
Class A common stock - no par value, issued 1,818 shares	20,648	19,834
Class B common stock - no par value, 1,594 shares issued and outstanding	1,035	1,035
Retained earnings	129,469	119,507
Accumulated other comprehensive loss	(4,662)	(4,662)
Less cost of 176 Class A treasury shares	(2,470)	(2,470)

Total shareholders’ equity	144,020	133,244

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$257,056	$254,493

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended Apr. 29, 2006	13 Wks. Ended Apr. 30, 2005	39 Wks. Ended Apr. 29, 2006	39 Wks. Ended Apr. 30, 2005

Sales	$244,873	$237,131	$754,356	$730,475

Cost of sales	178,090	173,747	555,232	541,795

Gross profit	66,783	63,384	199,124	188,680

Operating and administrative expense	56,716	53,694	169,897	162,374

Depreciation and amortization	2,957	2,709	8,622	7,868

Operating income	7,110	6,981	20,605	18,438

Interest expense, net	164	609	942	1,636

Income from partnership	-----	-----	----	1,509

Income before income taxes	6,946	6,372	19,663	18,311

Income taxes	2,897	2,613	8,200	7,508

Net income	$4,049	$3,759	$11,463	$10,803

Net income per share:

Basic	$1.27	$1.18	$3.60	$3.41
Diluted	$1.25	$1.18	$3.55	$3.39

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended April 29, 2006		39 Weeks Ended April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$11,463	$10,803
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets		(459)	----
Income from partnership		----	(1,509)
Depreciation and amortization		8,622	7,868
Deferred taxes		900	619
Provision to value inventories at LIFO		600	875
Non-cash share-based compensation		814	114
Tax benefit from exercise of stock options		----	236
Changes in assets and liabilities:
(Increase) decrease in merchandise inventories		(256)	69
Decrease in patronage dividend receivable		1,502	1,604
Decrease in other current assets		714	80
(Increase) decrease in other assets		(162)	179
Decrease) in accounts payable to related party		(4,342)	(1,031)
Increase in accounts payable and accrued expenses		1,922	407
Increase in other liabilities		457	661
Net cash provided by operating activities		21,775	20,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable from related party		----	20,274
Proceeds from partnership distribution		----	2,516
Proceeds from sale of assets		480	----
Capital expenditures		(10,380)	(14,182)
Net cash (used in) provided by investing activities		(9,900)	8,608

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		----	317
Principal payments of long-term debt		(6,309)	(6,922)
Dividends		(2,342)	(1,092)
Net cash used in financing activities		(8,651)	(7,697)

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,224	21,886

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		62,842	36,972
CASH AND CASH EQUIVALENTS, END OF PERIOD		$66,066	$58,858

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest		$2,837	$2,878
Income taxes		$7,226	$7,136

NON-CASH SUPPLEMENTAL DISCLOSURE:
Reduction in investment in related party	$	----	$205
Capital lease obligation incurred	$	----	$11,382

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 29, 2006 and the consolidated results of operations and cash flows for the thirteen and thirty-nine week periods ended April 29, 2006 and April 30, 2005.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2005 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.
Certain amounts have been reclassified in the April 30, 2005 consolidated condensed financial statements to conform to the April 29, 2006 presentation. These reclassifications include offsetting increases in net cash provided by operating activities and net cash used in financing activities of $438.

3.	The results of operations for the periods ended April 29, 2006 are not necessarily indicative of the expected results for the full year.

4.
At both April 29, 2006 and July 30, 2005, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $12,139 and $11,539 higher than reported at April 29, 2006 and July 30, 2005, respectively.

5.	The number of common shares outstanding for calculation of net income per share is as follows:

	13 Weeks Ended		39 Weeks Ended
	4/29/06	4/30/05	4/29/06	4/30/05

Weighted average shares outstanding - basic	3,184	3,176	3,184	3,164
Dilutive effect of share-based compensation	49	20	49	23
Weighted average shares outstanding - diluted	3,233	3,196	3,233	3,187

Options to purchase 5 and 80 Class A shares were excluded from the calculation of diluted net income per share at April 29, 2006 and April 30, 2005, respectively, as a result of their anti-dilutive effect.

6.	Comprehensive income was $4,049 and $11,463 for the quarter and nine-month periods ended April 29, 2006, and $3,759 and $10,803 for the quarter and nine-month periods ended April 30, 2005.

7.	The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended 4/29/06	Ended 4/30/05	Ended 4/29/06	Ended 4/30/05

Service cost	$524	$396	$1,572	$1,188
Interest cost on projected benefit obligations	363	280	1,089	840
Expected return on plan assets	(263)	(186)	(789)	(558)
Net amortization and Deferral	269	110	807	330

Net periodic pension cost	$893	$600	$2,679	$1,800

During the thirty-nine weeks ended April 29, 2006, the Company contributed $464 to its pension plans. The Company expects to contribute an additional $1,536 in the fourth quarter of fiscal 2006 to fund its pension plans.

8.
The Company closed a stand-alone drugstore on December 5, 2004 and remains obligated for future lease commitments for the closed store. The Company recorded a charge in the second quarter of fiscal 2005 for future lease obligations, net of estimated sublease rentals, in the amount of $463. On March 1, 2006 the Company exercised an option to extend this lease for competitive purposes. Accordingly, the Company no longer accounts for this lease commitment as an exit activity and reversed the remaining $211 liability in the second quarter of fiscal 2006.

9.
The Company adopted Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, on May 1, 2005 utilizing the modified prospective application. Prior to May 1, 2005 the Company utilized the fair value recognition provisions of SFAS No. 123. The adoption of SFAS 123(R) had an immaterial impact on the consolidated financial statements.

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

RESULTS OF OPERATIONS

Sales. Sales were $244,873 in the third quarter of fiscal 2006. Total sales and same store sales both increased 3.3% in the third quarter compared to the prior year. Improved sales in the recently remodeled Springfield and Bernardsville stores contributed to the same store sales increase. These improvements were partially offset by reduced sales in one store due to a competitive store opening. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately. The Somers Point replacement store, which opened October 27, 2004, was included in same store sales beginning in the second quarter of fiscal 2006.
Sales were $754,356 for the nine-month period of fiscal 2006, an increase of 3.3% from the prior year. Same store sales increased 3.2%. Improved sales in the recently remodeled Springfield and Bernardsville stores and higher sales in one store due to the closing of a competitor’s store contributed to the same store sales increase. These improvements were partially offset by reduced sales in two stores due to competitive store openings.

Gross Profit. Gross profit as a percentage of sales increased to 27.3% in the third quarter of fiscal 2006 compared to 26.7% in the third quarter of the prior year. As a percentage of sales, gross profit increased primarily due to higher margins in most departments, improved product mix and lower LIFO charges (.09%) in the current fiscal year.
Gross profit as a percentage of sales increased to 26.4% for the nine-month period of fiscal 2006 compared to 25.8% in the corresponding period of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments and reduced LIFO charges (.04%).

Operating and Administrative Expense. Operating and administrative expense as a percentage of sales increased to 23.2% in the third quarter of fiscal 2006 compared to 22.6% in the third quarter of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to higher fringe benefits costs (.36%), repair costs (.11%) and supply costs (.05%). These increases were partially offset by lower advertising costs (.08%). Fringe benefit costs increased primarily due to increased expense for employee pension and medical plans, and compensation costs recognized under share-based compensation plans.

Operating and administrative expense as a percentage of sales increased to 22.5% for the nine-month period of fiscal 2006 compared to 22.2% in the corresponding period of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to higher fringe benefit costs (.30%), utility costs (.08%), repair costs (.06%) and amounts accrued related to a non-income tax audit (.07%). These increases were partially offset by a reversal of an accrual for future lease obligations of a closed stand-alone drug store in the current fiscal year (see Note 8) compared to a charge in the prior year (.09%) and lower advertising costs (.06%). Fringe benefit costs increased primarily due to increased expense for employee pension and medical plans, and compensation costs recognized under share-based compensation plans.

Depreciation and Amortization. Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2006 compared to the corresponding periods of the prior fiscal year due to depreciation on fixed asset additions.

Interest Expense, net. Interest expense, net of interest income, decreased in the third quarter and nine-month periods of fiscal 2006 compared to the corresponding periods of the prior fiscal year primarily due to increased interest income from both higher rates received on excess cash invested at Wakefern and increased amounts invested.

Income from Partnership. The Company is a limited partner in a real estate partnership that sold its only asset and distributed the proceeds to the partners in the second quarter of fiscal 2005. The Company received proceeds of $3,096 and recorded income from the partnership of $1,509 ($890 after tax), which is the excess of the proceeds above the Company’s investment in the partnership and certain receivables from the partnership.

Income Taxes. The effective income tax rate was 41.7% in both the third quarter and nine-month periods of fiscal 2006 compared to 41.0% in both the corresponding periods of the prior year. The Company estimates the annual effective income tax rate for fiscal 2006 at 41.7%.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2005. As of April 29, 2006, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $21,775 in the nine-month period ended April 29, 2006 compared with $20,975 in the corresponding period of the prior year. This increase is primarily attributable to increased net income, depreciation and amortization expense, partially offset by a larger decrease in accounts payable in the current fiscal year than in the prior fiscal year due to the timing of payments.

During the first nine months of fiscal 2006, the Company used cash provided by operating activities to fund capital expenditures of $10,380, debt payments of $6,309 and dividends of $2,342. Major capital expenditures were the expansion and remodel of the Springfield store, an ongoing major remodel of the Rio Grande store and smaller remodels of the Elizabeth and Chester stores. Debt payments made include the third installment of $4,286 on the Company’s unsecured Senior Notes.

Working capital was $40,607 at April 29, 2006 compared to $36,314 at July 30, 2005. The working capital ratio was 1.62 to 1 at April 29, 2006 compared to 1.52 to 1 at July 30, 2005. The Company’s working capital needs are reduced since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

The Company has budgeted approximately $14,000 for capital expenditures in fiscal 2006. These expenditures include the completed expansion and remodel of the Springfield store and the ongoing remodel of the Rio Grande store. The Company’s primary sources of liquidity in fiscal 2006 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2006.

There have been no substantial changes as of April 29, 2006 to the contractual obligations discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2005.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16, 19 and 20 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2005. There have been no significant changes in the Company’s relationship or nature of the transactions with these related parties during the nine months of fiscal 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates. As of April 29, 2006, the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (8.63% at April 29, 2006) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At April 29, 2006 the remaining notional amount of the swap agreement was $5,714. A 1% increase in interest rates, applied to the Company’s borrowings at April 29, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $57. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.

At April 29, 2006, the Company had demand deposits of $53,697 at Wakefern earning interest at prime less 2.5%, or overnight money market rates, which are exposed to the impact of interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this Form 10-Q. This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.

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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2006.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits 28(a)	Press Release dated June 6, 2006

Exhibit 28(b) -	Second Quarter Report to Shareholders dated March 18, 2006

Exhibit 31.1 -	Certification

Exhibit 31.2 -	Certification

Exhibit 32.1 -	Certification (furnished, not filed)

Exhibit 32.2 -	Certification (furnished, not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: June 6, 2006	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 6, 2006	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)

Exhibit 28(a)
VILLAGE SUPER MARKET, INC.
REPORTS RESULTS FOR THE QUARTER AND NINE MONTHS ENDED
April 29, 2006

Contact:	Kevin Begley, CFO
(973) 467-2200 - Ext. 220
Kevin.Begley@Wakefern.com

Springfield, New Jersey - June 6, 2006 - Village Super Market, Inc. (NSD-VLGEA) today reported its results of operations for the third quarter ended April 29, 2006.

Net income was $4,049,000 ($1.25 per diluted share) in the third quarter of fiscal 2006, an increase of 8% from the third quarter of the prior year. Net income increased primarily due to improved sales, improved gross profit percentages and higher interest income. These improvements were partially offset by increased operating expenses.

Sales were $244,873,000 in the third quarter of fiscal 2006. Total sales and same store sales increased 3.3% compared to the third quarter of the prior year. Improved sales in the recently remodeled Springfield and Bernardsville stores contributed to the same store sales increase. These improvements were partially offset by reduced sales in one store due to a competitive store opening.

Net income for the nine-month period of fiscal 2006 was $11,463,000 ($3.55 per diluted share), an increase of 6% from the prior year. Results for the prior year include $890,000 (after-tax) of income received from a partnership. Excluding this partnership income, net income for the first nine months of fiscal 2006 increased 16% from the prior year. Sales for the nine-month period of fiscal 2006 were $754,356,000, an increase of 3.3% from the prior year. Same store sales increased 3.2% in the nine-month period of fiscal 2006 compared to the prior year.

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

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended Apr. 29, 2006	13 Wks. Ended Apr. 30, 2005	39 Wks. Ended Apr. 29, 2006	39 Wks. Ended Apr. 30, 2005

Sales	$244,873	$237,131	$754,356	$730,475

Cost of sales	178,090	173,747	555,232	541,795

Gross profit	66,783	63,384	199,124	188,680

Operating and administrative expense	56,716	53,694	169,897	162,374

Depreciation and amortization	2,957	2,709	8,622	7,868

Operating income	7,110	6,981	20,605	18,438

Interest expense, net	164	609	942	1,636

Income from partnership	-----	-----	-----	1,509

Income before income taxes	6,946	6,372	19,663	18,311

Income taxes	2,897	2,613	8,200	7,508

Net income	$4,049	$3,759	$11,463	$10,803

Net income per share:
Basic	$1.27	$1.18	$3.60	$3.41
Diluted	$1.25	$1.18	$3.55	$3.39

Gross profit as a % of sales	27.3%	26.7%	26.4%	25.8%

Operating and admin. expense as a % of sales	23.2%	22.6%	22.5%	22.2%

Exhibit 28(b)

VILLAGE SUPER MARKET, INC.
EXECUTIVE OFFICES
733 Mountain Avenue
Springfield, New Jersey 07081
Phone: (973) 467-2200
Fax: (973) 467-6582
To Our Shareholders

Net income was $4,447,000 ($1.38 per diluted share) in the second quarter of fiscal 2006 compared to $4,357,000 in the second quarter of the prior year. Results for the second quarter of the prior year include $890,000 (after-tax) of income received from a partnership. Excluding this partnership income, net income in the second quarter of fiscal 2006 increased 28%. Net income increased primarily due to improved sales and gross profit percentages.

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

Gross profit as a percentage of sales increased to 25.9% in the second quarter of fiscal 2006 compared to 25.6% in the second quarter of the prior year. As a percentage of sales, gross profit increased primarily due to improved product mix, higher gross margins in most departments and reduced warehousing and related charges from Wakefern.

Operating and administrative expense as a percentage of sales decreased to 21.8% in the second quarter of fiscal 2006 compared to 21.9% in the second quarter of the prior year. As a percentage of sales, operating and administrative expense decreased primarily due to a reversal of an accrual for future lease obligations of a closed stand-alone drug store in the current fiscal year compared to a charge in the prior year, decreased advertising and decreased occupancy costs. These decreases were partially offset by higher fringe benefit costs and utility costs. Fringe benefit costs increased primarily due to increased expense for employee pension plans and compensation costs recognized under share-based compensation plans. Utility costs increased primarily due to higher energy prices.

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

On March 10, 2006, the Board of Directors of Village Super Market, Inc. declared a quarterly cash dividend of $.21 per Class A common share and $.137 per Class B common share. These dividends represent an annualized 20% increase from the prior dividend, which had been paid on a semi-annual basis. These dividends will be payable on April 27, 2006 to shareholders of record at the close of business on March 30, 2006.

Village Super Market operates a chain of 23 supermarkets under the ShopRite name in New Jersey and eastern Pennsylvania.

Respectfully,

James Sumas
March 10, 2006	Chairman of the Board

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

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIVE
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	13 Wks. Ended Jan. 28, 2006	13 Wks. Ended Jan. 29, 2005	26 Wks. Ended Jan. 28, 2006	26 Wks.Ended Jan. 29, 2005

Sales	$266,038	$255,992	$509,483	$493,344

Cost of sales	197,106	190,570	377,142	368,048

Gross profit	68,932	65,422	132,341	125,296

Operating and administrative expense	58,091	56,122	113,181	108,679

Depreciation and amortization	2,863	2,779	5,665	5,160

Operating income	7,978	6,521	13,495	11,457

Interest expense, net	350	646	778	1,027

Income from partnership	-----	1,509	-----	1,509

Income before income taxes	7,628	7,384	12,717	11,939

Income taxes	3,181	3,027	5,303	4,895

Net income	$4,447	$4,357	$7,414	$7,044

Net income per share:
Basic	$1.40	$1.38	$2.33	$2.23
Diluted	$1.38	$1.37	$2.29	$2.21

Gross profit as a % of sales	25.9%	25.6%	26.0%	25.4%

Operating and Administrative expense as a % of sales	21.8%	21.9%	22.2%	22.0%

Exhibit 31.1

I, James Sumas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Village Super Market, Inc.;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 6, 2006	/s/ James Sumas
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 6, 2006	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer & Principal
Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending April 29, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 6, 2006	/s/ James Sumas
James Sumas
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Village Super Market, Inc. (the “Company”) on Form 10-Q for the period ending April 29, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 6, 2006	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer