Form 10-K
period 2006-07-29
VILLAGE SUPER MARKET INC
filed 2006-10-23
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 29, 2006.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) for the transition period from ___________ to ___________.

COMMISSION FILE NUMBER: 0-2633

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973)467-2200

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, no par value	The NASDAQ Stock Market
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __  No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15 (d) of the Act. Yes __ No X .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company. Yes __ No X .

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $58.4 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $5.5 million based upon the closing price of the Class A shares on the NASDAQ on January 27, 2006, the last business day of the second fiscal quarter. There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 19, 2006

Class A common stock, no par value	1,642,813 Shares
Class B common stock, no par value	1,594,076 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2006 Annual Report to Shareholders and the 2006 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 8, 2006 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7, 7A, and 8 and Part III.

PART I

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements and to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; the impact of higher energy prices; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; results of ongoing litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein under Risk Factors.

ITEM I.	BUSINESS

(All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company”), founded in 1937, operates a chain of twenty-three ShopRite supermarkets, sixteen of which are located in northern New Jersey, one in northeastern Pennsylvania and six in the southern shore area of New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name. This relationship provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

The Company seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices. During fiscal 2006, sales per store were $44,209 and sales per selling square foot was $1,008. The Company gives continuing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community. The Company concentrates on the development of superstores. On October 27, 2004, the Company opened an 80,000 square foot store in Somers Point, New Jersey to replace a smaller store. Below is a summary of the range of store sizes at July 29, 2006:

Total Square Feet	Number of Stores

Greater than 60,000	9
50,001 to 60,000	5
40,000 to 50,000	7
Less than 40,000	2

Total	23

These larger store sizes enable the Company’s superstores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a variety of natural and organic foods, ethnic and international foods and a fresh seafood section. Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances, photo processing and in most cases, a pharmacy. Recently remodeled and new superstores emphasize a Power Alley, which features high margin, fresh convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of superstores and percentage of selling square feet allocable to these stores during each of these periods:

	Fiscal Year Ended In July

Product Categories	2006	2005	2004

Groceries	38.7%	38.6%	39.1%
Dairy and Frozen	16.4	16.4	16.4
Meats	10.0	10.2	10.1
Non-Foods	8.9	9.0	9.4
Produce	11.4	11.1	10.7
Appetizers and prepared food	5.3	5.3	5.0
Seafood	2.3	2.3	2.2
Pharmacy	5.2	5.3	5.3
Bakery	1.8	1.7	1.7
Other	--	.1	.1
	100.0%	100.0%	100.0%

Number of superstores	21	21	21

Selling square feet represented by superstores	95%	95%	95%

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

In fiscal 2006, the Company completed the expansion and remodel of the Springfield store, began a major remodel of the Rio Grande store, and completed smaller remodels of the Elizabeth and Chester stores.

In fiscal 2005, the Company opened an 80,000 square foot replacement store in Somers Point, completed the Bernardsville expansion and remodel, and began the expansion and remodel of the Springfield store.

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

The Company has budgeted approximately $14 million for capital expenditures in fiscal 2007. Planned expenditures include the completion of the Rio Grande remodel and construction of an anticipated new store in Franklin, New Jersey.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 15.9% of Wakefern’s outstanding stock as of July 29, 2006. Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative. Wakefern and its forty-two shareholder members operate 223 supermarkets and other retail formats, including fifty-five stores operated by Wakefern. Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology. The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 12% of sales in fiscal 2006.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

While Wakefern has a substantial professional staff, it operates as a member owned cooperative. Executives of most members make contributions of time to the business of Wakefern. Senior executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchases and other programs. James Sumas, the Company’s Chief Executive Officer, is Vice Chairman of Wakefern, and a member of the Wakefern Board of Directors.

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff. Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising. The Company also places Wakefern developed materials with local newspapers. In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, equipment purchasing, coupon processing, certain financial accounting applications, and retail technology support.

Wakefern operates warehouses and distribution facilities in Elizabeth, Woodbridge and South Brunswick, New Jersey and Breinigsville, Pennsylvania. The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. The Company fulfilled this obligation in fiscal 2006, 2005 and 2004. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control. No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or in new stores. A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores. As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. The Company’s investment in Wakefern and affiliates was $15,670 at July 29, 2006. The total amount of debt outstanding from all capital pledges to Wakefern is $798 at July 29, 2006. The maximum per store capital contribution increased from $650 to $675 on September 21, 2006, resulting in an additional $550 capital pledge due in fiscal 2007.

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

The Company began installing self-checkout systems in fiscal 2002. Currently, eleven stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs. Additional locations are planned for fiscal 2007. In October 2006, we installed RFID readers in all checkout lanes to enable contactless payment options for customers to quicken checkout times.

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

The Company has installed computer based training systems in all stores to assist in the training of all new cashiers, produce and bakery associates. The Company replaced the time and attendance system and labor scheduling system in fiscal 2006 to improve reporting, work flow and system interfaces, and reduce labor.

The Company utilizes digital surveillance systems, which are integrated with the cashier monitoring systems, in all stores to aid shrink reduction, increase productivity and assist in accident investigations.

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

Wakefern and the Company have responded to customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information. In addition, on-line shopping is available in three store locations with store pick-up and delivery options.

COMPETITION

The supermarket industry is highly competitive. The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, dollar stores and convenience stores. The Company competes by using low pricing, courteous and quick service to the customer, and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus card and the co-branded ShopRite credit card also strengthen customer loyalty.

The Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Walmart and Foodtown. Many of the Company's competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 13, 2006, the Company employed approximately 4,400 persons of whom approximately 68% worked part-time. Approximately 90% of the Company’s employees are covered by collective bargaining agreements. A contract with one union representing employees in six stores will expire in October 2006. Contracts with the Company’s other five unions expire between June 2007 and August 2010. Most of the Company’s competitors in New Jersey are similarly unionized.

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, the Company relies upon our customer focused website, www.shoprite.com, for interaction with customers and prospective employees. This website is maintained by Wakefern for the benefit of all ShopRite supermarkets, and therefore, does not contain any financial information related to the Company.

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

ITEM 1A.	RISK FACTORS

COMPETITIVE ENVIRONMENT
The supermarket business is highly competitive and is characterized by narrow profit margins. Results of operations therefore may be materially adversely impacted by competitive pricing and promotional programs and competitor store openings. We compete with national and regional supermarkets, local supermarkets, warehouse club stores, supercenters, drug stores, convenience stores, dollar stores, discount merchandisers and other local retailers in the market areas we serve. Competition with these outlets is based on price, store location, promotion, product assortment, quality and service. Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do.

GEOGRAPHIC CONCENTRATION

The Company’s stores are concentrated in New Jersey, with one store in eastern Pennsylvania. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole. Economic conditions such as interest rates, energy costs and unemployment rates may adversely affect our sales. Further, since we are concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

WAKEFERN RELATIONSHIP

The Company purchases substantially all of its merchandise from Wakefern. In addition, Wakefern provides the Company with support services in numerous areas including supplies, advertising, liability and property insurance, technology support and other store services. Further, the Company receives patronage dividends and other product incentives from Wakefern.

Any material change in Wakefern’s method of operation or a termination or material modification of the Company’s relationship with Wakefern could have an adverse impact on the conduct of the Company’s business and could involve additional expense for the Company. The failure of any Wakefern member to fulfill its obligations or a member’s insolvency or withdrawal from Wakefern could result in increased costs to the Company. Additionally, an adverse change in Wakefern’s results of operations could have an adverse affect on the Company’s results of operations.

LABOR RELATIONS

A significant majority of our employees are covered by collective bargaining agreements with unions, and our relationship with those unions, including any work stoppages, could have an adverse impact on our financial results.

In future negotiations with labor unions, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation. Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions. This could significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on future results of operations.

FOOD SAFETY

The Company could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

MULTI-EMPLOYER PENSION PLANS

The Company is required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center. The remaining eighteen supermarkets (containing 937,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options. Ten of these leased stores are located in shopping centers and the remaining eight are freestanding stores.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 29, 2006 was approximately $9,728.

The Company is a limited partner in a real estate partnership that sold its only asset and distributed the proceeds to the partners in fiscal 2005. The Company received proceeds of $3,096 and recorded income from the partnership of $1,509, which is the excess of the proceeds above the Company’s investment in the partnership and certain receivables due from the partnership. In addition, the Company is a limited partner in two other partnerships, one of which owns a small shopping center in which one of the Company's leased supermarkets is located. The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding supermarkets.

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

The information required by this Item is incorporated by reference from Information appearing on Page 24 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 4 through 8 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page
8 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 9 to 24 in the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting during the fourth quarter of fiscal 2006.

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

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2006, in connection with its Annual Meeting scheduled to be held on December 8, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2006, in connection with its Annual Meeting scheduled to be held on December 8, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2006, in connection with its annual meeting scheduled to be held on December 8, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2006, in connection with its annual meeting scheduled to be held on December 8, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 3, 2006 in connection with its annual meeting scheduled to be held on December 8, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1.	Financial Statements:

Consolidated Balance Sheets - July 29, 2006 and July 30, 2005.

Consolidated Statements of Operations - years ended July 29, 2006, July 30, 2005 and July 31, 2004.

Consolidated Statements of Shareholders' Equity and Comprehensive Income - years ended July 29, 2006, July 30, 2005 and July 31, 2004.

Consolidated Statements of Cash Flows - years ended July 29, 2006, July 30, 2005 and July 31, 2004.

Notes to consolidated financial statements.

The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 29, 2006.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits
EXHIBIT INDEX

Exhibit No. 3	3.1	Certificate of Incorporation*
	3.2	By-laws*

Exhibit No. 4	Instruments defining the rights of security holders:
	4.5	Note Purchase Agreement dated September 16, 1999*
	4.6	Loan Agreement dated September 16, 1999*
	4.7	First Amendment to Loan Agreement*

Exhibit No. 10	Material Contracts:
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.3	Voting Agreement dated March 4, 1987*
	10.5	1997 Incentive and Non-Statutory Stock Option Plan*
	10.6	Employment Agreement dated May 28, 2004*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*

Exhibit No. 13	Annual Report to Security Holders

Exhibit No. 14	Code of Ethics

Exhibit No. 21	Subsidiaries of Registrant

Exhibit No. 23	Consent of KPMG LLP

Exhibit No. 31.1	Certification

Exhibit No. 31.2	Certification

Exhibit No. 32.1	Certification (furnished, not filed)

Exhibit No. 32.2	Certification (furnished, not filed)

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
Village Super Market, Inc.

By:	/s/ Kevin Begley	By:	/s/ James Sumas
	Kevin Begley		James Sumas
	Chief Financial & Principal Accounting Officer		Chief Executive Officer

Date: October 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

Village Super Market, Inc.

/s/ Perry Sumas	/s/ James Sumas
Perry Sumas, Director	James Sumas, Director
October 19, 2006	October 19, 2006

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 19, 2006	October 19, 2006

/s/ John P. Sumas	/s/ John J. McDermott
John P. Sumas, Director	John J. McDermott, Director
October 19, 2006	October 19, 2006

/s/ David C . Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 19, 2006	October 19, 2006

Exhibit 14

VILLAGE SUPER MARKET, INC.

CODE OF ETHICS

In my role as a _____________________________ of Village Super Market, Inc., I recognize that I hold an important and elevated role in corporate governance. I am uniquely capable and empowered to ensure that stakeholders’ interests are appropriately balanced, protected and preserved. Accordingly, this Code provides principles to which I am expected to adhere and advocate. The Code embodies rules regarding individual and peer responsibilities, as well as responsibilities to the company, the public and other stakeholders.

I certify to you that I adhere to and advocate the following principles and responsibilities governing my professional and ethical conduct.

To the best of my knowledge and ability:

1.	I act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2.	I provide constituents with information that is accurate, complete, objective, relevant, timely and understandable.

3.	I comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies.

4.	I act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing my independent judgment to be subordinated.

5.
I respect the confidentiality of information acquired in the course of my work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of my work is not used for personal advantage.

6.	I share knowledge and maintain skills important and relevant to my constituents’ needs.

7.	I proactively promote ethical behavior as a responsible partner among peers in my work environment and community.

8.	I achieve responsible use of and control over all assets and resources employed or entrusted to me.

Exhibit 21

SUBSIDIARIES OF REGISTRANT

The Company has two wholly-owned subsidiaries at July 29, 2006. Village Super Market of PA, Inc. is organized under the laws of Pennsylvania. Village Super Market of NJ, LP is organized under the laws of New Jersey.

The financial statements of all subsidiaries are included in the Company’s consolidated financial statements.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors
Village Super Market, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 2-86320) on Form S-8 of Village Super Market, Inc. of our report dated October 23, 2006, with respect to the consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 29, 2006 and July 30, 2005 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 29, 2006, which report appears in the July 29, 2006 annual report on Form 10-K of Village Super Market, Inc.

/s/ KPMG LLP
Short Hills, New Jersey
October 23, 2006

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 19, 2006	/s/ James Sumas
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 19, 2006	/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Village Super Market, Inc. (the “Company”) on Form 10-K for the period ending July 29, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Sumas, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James Sumas
James Sumas
Chief Executive Officer
October 19, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Village Super Market, Inc. (the “Company”) on Form 10-K for the period ending July 29, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Begley Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kevin Begley
Kevin Begley
Chief Financial Officer &
Principal Accounting Officer
October 19, 2006