Form 10-Q
period 2006-10-28
VILLAGE SUPER MARKET INC
filed 2006-12-06
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 28, 2006

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
Yes   X    No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer __ X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 4, 2006

Class A Common Stock, No Par Value	1,642,913 Shares
Class B Common Stock, No Par Value	1,594,076 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets .	3

Consolidated Condensed Statements of Operations	4

Consolidated Condensed Statements of Cash Flows	5

Notes to Consolidated Condensed Financial Statements	6-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-11

Item 3. Quantitative & Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11-12

PART II

OTHER INFORMATION

Item 6. Exhibits	12

Signatures	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	October 28,	July 29,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$42,402	$74,711
Merchandise inventories	30,646	29,523
Patronage dividend receivable	7,958	5,740
Other current assets	9,856	9,809
Total current assets	90,862	119,783

Notes receivable from Wakefern	27,762	----
Property, equipment and fixtures, net	122,440	122,539
Investment in Wakefern, at cost	16,391	15,670
Goodwill	10,605	10,605
Other assets	2,872	2,878

TOTAL ASSETS	$270,932	$271,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$5,845	$5,845
Current portion of notes payable to Wakefern	1,040	580
Accounts payable to Wakefern	41,565	43,791
Accounts payable and accrued expenses	27,392	25,471
Total current liabilities	75,842	75,687

Long-term debt	22,227	26,892
Notes payable to Wakefern	327	218
Other liabilities	18,286	18,173

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 1,818 shares	21,184	20,909
Class B common stock - no par value, 1,594 shares issued and outstanding	1,035	1,035
Retained earnings	137,287	133,818
Accumulated other comprehensive loss	(2,801)	(2,801)
Less cost of 175 Class A treasury shares	(2,455)	(2,456)

Total shareholders’ equity	154,250	150,505

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$270,932	$271,475

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands) (Unaudited)

	13 Weeks Ended October 28, 2006	13 Weeks Ended October 29, 2005

Sales	$251,469	$243,445

Cost of sales	184,091	180,036

Gross profit	67,378	63,409

Operating and administrative expense	57,181	55,090

Depreciation and amortization	2,987	2,802

Operating income	7,210	5,517

Interest expense	715	813

Interest income	(769)	(386)

Income before income taxes	7,264	5,090

Income taxes	3,044	2,122

Net income	$4,220	$2,968

Net income per share:
Basic	$1.32	$.93
Diluted	$1.30	$.92

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	13 Wks. Ended	13 Wks.Ended
	Oct. 28, 2006	Oct. 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,220	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	---	(410)
Depreciation and amortization	2,987	2,802
Deferred taxes	(225)	300
Provision to value inventories at LIFO	250	250
Non-cash share-based compensation	272	265

Changes in assets and liabilities:
Merchandise inventories	(1,373)	(677)
Patronage dividend receivable	(2,218)	(2,182)
Accounts payable to Wakefern	(2,226)	(1,276)
Accounts payable and accrued expenses	1,921	1,178
Other assets and liabilities	297	(750)
Net cash provided by operating activities	3,905	2,468

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable from Wakefern	(27,762)	---
Capital expenditures	(2,888)	(3,072)
Proceeds from sale of assets	---	430
Net cash used in investing activities	(30,650)	(2,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1	---
Tax benefit related to share-based compensation	2	---
Principal payments of long-term debt	(4,816)	(5,035)
Dividends	(751)	(841)
Net cash used in financial activities	(5,564)	(5,876)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,309)	(6,050)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,711	62,842

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,402	$56,792

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR
Interest	$1,126	$1,289
Income taxes	$635	$300

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$721	$ ---

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 28, 2006 and the consolidated results of operations and cash flows for the thirteen week periods ended October 28, 2006 and October 29, 2005.

     The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2006 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.	The results of operations for the period ended October 28, 2006 are not necessarily indicative of the results to be expected for the full year.

3.
      At both October 28, 2006 and July 29, 2006, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $12,045 and $11,795 higher than reported at October 28, 2006 and July 29, 2006, respectively.

4.	The number of common shares outstanding for calculation of net income per share is as follows:

	October 28,	October 29,
	2006	2005

Weighted average shares outstanding - basic	3,185	3,184

Dilutive effect of share-based compensation	59	51

Weighted average shares outstanding - diluted	3,244	3,235

Options to purchase 2 Class A shares were excluded from the calculation of diluted net income per share at October 28, 2006 as a result of their anti-dilutive effect (none at October 29, 2005).

5.	Comprehensive income was $4,220 and $2,968 for the quarters ended October 28, 2006 and October 29, 2005, respectively, the same as net income in each quarter.

6.	The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 28, 2006	October 29, 2005

Service cost	$480	$524
Interest cost on projected benefit obligations	408	363
Expected return on plan assets	(310)	(263)
Net amortization and deferral	185	269

Net periodic pension cost	$763	$893

      As of October 28, 2006, the Company has contributed $91 to its pension plans in fiscal 2007. The Company expects to contribute an additional $1,909 during the remainder of fiscal 2007 to fund its pension plans.

7.
On September 29, 2006 the Company invested $27,762 in notes receivable from Wakefern. These funds were previously invested in demand deposits at Wakefern. The initial fifteen month term of these notes will automatically be extended for additional, recurring 90 day periods unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. Approximately half of these notes earn interest at the prime rate less 1.25% and approximately half of the notes earn a fixed rate of 7%. In September 2006, the Company increased its investment in Wakefern common stock by $721.

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

        We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates. In recent years, the Company, as well as many of our competitors, has faced substantial increases in employee health and pension costs and in rates charged by utilities for electricity and gas. These trends are expected to continue in fiscal 2007.

RESULTS OF OPERATIONS

         Sales. Sales were $251,469 in the first quarter of fiscal 2007, an increase of 3.3% from the first quarter of the prior year. Same store sales also increased 3.3%. Improved sales in the recently remodeled Springfield and Bernardsville stores and the replacement store in Somers Point contributed to the sales increase. These improvements were partially offset by reduced sales in one store due to a competitive store opening. An additional competitive store opening occurred in early November and is expected to impact the second quarter of fiscal 2007. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

        Gross Profit. Gross profit as a percentage of sales increased to 26.8% in the first quarter of fiscal 2007 compared to 26.0% in the first quarter of the prior year. As a percentage of sales, gross profit increased primarily due to higher gross margins in most departments (.36%), lower promotional spending (.27%) and improved product mix (.11%).

        Operating and Administrative Expense. Operating and administrative expense as a percentage of sales increased to 22.7% in the first quarter of fiscal 2007 compared to 22.6% in the first quarter of the prior year. As a percentage of sales, operating and administrative expense increased primarily due to increased repair and maintenance (.10%) and utility costs (.07%). These increases were partially offset by lower payroll costs (.11%).

         Depreciation and Amortization. Depreciation and amortization expense increased in the first quarter of fiscal 2007 compared to the first quarter of the prior year due to depreciation on fixed asset additions.

         Interest Expense. Interest expense decreased in the first quarter of fiscal 2007 compared to the first quarter of the prior year due to reductions in debt outstanding.

        Interest Income. Interest income increased in the first quarter of fiscal 2007 compared to the first quarter of the prior year primarily due to higher rates received on excess cash invested at Wakefern.

         Income Taxes. The effective income tax rate was 41.9% in the first quarter of fiscal 2007 compared to 41.7% in the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES

       Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2006. As of October 28, 2006, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $3,905 in the first quarter of fiscal 2007 compared with $2,468 in the first quarter of the prior year. This increase is primarily attributable to higher net income in the current fiscal year.

        During the first quarter of fiscal 2007, the Company used cash on hand and operating cash flow of $3,905 to fund capital expenditures of $2,888, debt payments of $4,816 and dividends of $751. Debt payments made include the fourth installment of $4,286 on the Company’s unsecured Senior Notes. On September 29, 2006 the Company invested $27,762 in notes receivable from Wakefern. These funds were previously invested in demand deposits at Wakefern. The initial fifteen month term of these notes will automatically be extended for additional, recurring 90 day periods unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. Approximately half of these notes earn interest at the prime rate less 1.25% and approximately half of the notes earn a fixed rate of 7%.

        Working capital was $15,020 at October 28, 2006 compared to $44,096 at July 29, 2006. The working capital ratio was 1.20 to 1 at October 28, 2006 compared to 1.58 to 1 at July 29, 2006. Working capital declined primarily due to the investment of excess cash in fifteen month notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

        The Company has budgeted $14,000 for capital expenditures in fiscal 2007. The Rio Grande remodel was completed in the first quarter. The construction of a new store in Franklin, New Jersey is expected to begin during the second quarter of fiscal 2007. The Company’s primary sources of liquidity in fiscal 2007 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2007. There have been no substantial changes as of October 28, 2006 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 29, 2006.

RELATED PARTY TRANSACTIONS

        A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16 and 19 of the Company’s Annual Report on Form 10-K for the year ended July 29, 2006. There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2007 except for the investment in notes receivable from Wakefern described previously herein and an additional required investment in Wakefern common stock of $721.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks arising from adverse changes in interest rates. As of October 28, 2006 the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (8.76% at October 28, 2006) on an initial  notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At October 28, 2006 the remaining notional amount of the swap agreement was $4,286. A 1% increase in interest rates, applied to the Company’s borrowings at October 28, 2006 would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $43. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.

        At October 28, 2006, the Company had demand deposits of $26,747 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes. At October 28, 2006 the Company had $27,762 of fifteen month notes receivable due from Wakefern. Approximately half of these notes earn a fixed rate of interest of 7% and approximately half earn prime less 1.25%.

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

         There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2007.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 5, 2006

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 5, 2006	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 5, 2006	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)