Form 10-Q
period 2007-01-27
VILLAGE SUPER MARKET INC
filed 2007-03-20
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 27, 2007

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
Yes X       No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No  _X_

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 19, 2007

Class A Common Stock, No Par Value	1,646,565 Shares
Class B Common Stock, No Par Value	1,594,076 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15-16

PART II

OTHER INFORMATION

Item 6.	Exhibits	17

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	January 27, 2007	July 29, 2006
ASSETS
Current assets
Cash and cash equivalents	$54,580	$74,711
Merchandise inventories	32,182	29,523
Patronage dividend receivable	2,383	5,740
Other current assets	9,650	9,809
Total current assets	98,795	119,783

Notes receivable from Wakefern	28,252	-
Property, equipment and fixtures, net	122,391	122,539
Investment in Wakefern, at cost	16,391	15,670
Goodwill	10,605	10,605
Other assets	2,897	2,878

TOTAL ASSETS	$279,331	$271,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$5,854	$5,845
Current portion of notes payable to Wakefern	379	580
Accounts payable to Wakefern	46,553	43,791
Accounts payable and accrued expenses	27,409	25,471
Total current liabilities	80,195	75,687

Long-term debt	21,832	26,892
Notes payable to Wakefern	285	218
Other liabilities	18,149	18,173

Shareholders' equity
Class A common stock - no par value, issued 1,818 shares	21,564	20,909
Class B common stock - no par value,1,594 shares issued and outstanding	1,035	1,035
Retained earnings	141,478	133,818
Accumulated other comprehensive loss	(2,801)	(2,801)
Less cost of Class A treasury shares (171 at January 27, 2007 and 175 at July 29, 2006)	(2,406)	(2,456)
Total shareholders’ equity	158,870	150,505

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$279,331	$271,475

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Wks. Ended Jan. 27, 2007	13 Wks. Ended Jan. 28, 2006	26 Wks. Ended Jan. 27, 2007	26 Wks. Ended Jan. 28, 2006

Sales	$270,396	$266,038	$521,865	$509,483

Cost of sales	198,824	197,106	382,915	377,142

Gross profit	71,572	68,932	138,950	132,341

Operating and administrative expense	59,933	58,091	117,115	113,181

Depreciation and amortization	3,088	2,863	6,075	5,665

Operating income	8,551	7,978	15,760	13,495

Interest expense	667	780	1,381	1,594

Interest income	(830)	(430)	(1,599)	(816)

Income before income taxes	8,714	7,628	15,978	12,717

Income taxes	3,651	3,181	6,695	5,303

Net income	$5,063	$4,447	$9,283	$7,414

Net income per share:

Basic	$1.59	$1.40	$2.91	$2.33
Diluted	$1.55	$1.38	$2.85	$2.29

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Weeks Ended January 27, 2007	26 Weeks Ended January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,283		$7,414
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	---		(459)
Depreciation and amortization	6,075		5,665
Deferred taxes	(648)		600
Provision to value inventories at LIFO	500		600
Non-cash share-based compensation	551		538

Changes in assets and liabilities:
Merchandise inventories	(3,159)		(2,376)
Patronage dividend receivable	3,357		3,350
Accounts payable to Wakefern	2,762		5,168
Accounts payable and accrued expenses	1,938		3,286
Other assets and liabilities	764		(137)
Net cash provided by operating activities	21,423		23,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable from Wakefern	(28,252)		---
Capital expenditures	(5,927)		(6,309)
Proceeds from sale of assets	---		480
Net cash used in investing activities	(34,179)		(5,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	36		---
Tax benefit related to share-based compensation	104		---
Principal payments of long-term debt	(5,906)		(5,747)
Dividends	(1,609)		(1,779)
Net cash used in financing activities	(7,375)		(7,526)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,131)		10,294

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,711		62,842

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,580		$73,136

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest	$1,522		$1,715
Income taxes	$6,800		$3,555

NON-CASH SUPPLEMENTAL DISCLOSURES:

Investment in Wakefern	$721	$	---

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 27, 2007 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 27, 2007 and January 28, 2006.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements included in the July 29, 2006 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.   The results of operations for the periods ended January 27, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

3.   At both January 27, 2007 and July 29, 2006, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $12,295 and $11,795 higher than reported at January 27, 2007 and July 29, 2006, respectively.

4.   The Company has two classes of common stock. Class A common stock is entitled to one vote per share and to cash dividends as declared 54% greater than those paid on Class B common stock. Class B common stock is entitled to 10 votes per share. Class A and Class B common stock share equally on a per share basis in any distributions in liquidation. Shares of Class B common stock are convertible on a share for share basis for Class A common stock at any time. Class B common stock is not transferable except to another holder of Class B common stock or by will or under the laws of intestacy or pursuant to a resolution of the Board of Directors of the Company approving the transfer.

As a result of this voting structure, the holders of the Class B common stock control greater than 50% of the total voting power of the stockholders of the Company and control the election of the Board of Directors.

The Company recently received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission regarding its annual report on Form 10-K for the fiscal year ended July 29, 2006. The Company currently has an unresolved comment relating to the calculation and presentation of earnings per share for Class A and Class B common stock with respect to FASB Statement No. 128, “Earnings per Share”(“FASB 128”), and Emerging Issues Task Force Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). The Company is in the process of responding to this comment. FASB 128 states that basic and diluted net income per share data should be presented for each class of common stock and the two-class method under EITF 03-6 requires the allocation of undistributed earnings to each class of common stock based on the participation rights of each class. The Company utilizes the if-converted method of calculating net income per share, as the dilutive effect on net income per share using the if-converted method is greater than that which would result from the application of the two-class method. The if-converted method assumes the conversion of Class B common stock to Class A common stock. The Company believes the if-converted method results in a more meaningful presentation of earnings per share based on the rights and privileges of the two classes of common stock, including the control of the Board of Directors by the Class B stockholders. The Class B common stockholders could convert their shares to Class A common stock on a share for share basis at any time and then participate equally in dividends. The Company can not determine the impact, if any, of the resolution of this outstanding comment letter on the Company’s consolidated financial statements for the fiscal periods ended January 27, 2007 as well as any prior periods.

The number of common shares outstanding for calculation of net income per share is as follows:

	13 Weeks Ended		26 Weeks Ended
	1/27/07	1/28/06	1/27/07	1/28/06

Weighted average shares outstanding -basic	3,187	3,184	3,186	3,184
Dilutive effect of share-based compensation	74	47	67	49
Weighted average shares outstanding - diluted	3,261	3,231	3,253	3,233

Options to purchase 5 Class A shares of common stock at January 27, 2007 and January 28, 2006 were excluded from the computation of diluted net income per share as a result of their anti-dilutive effect.

5.   Comprehensive income was $5,063 and $9,283 for the quarter and six-month periods ended January 27, 2007, and $4,447 and $7,414 for the quarter and six-month periods ended January 28, 2006.

6.   The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	1/27/07	1/28/06	1/27/07	1/28/06

Service cost	$480	$524	$960	$1,048
Interest cost on projected benefit obligations	408	363	816	726
Expected return on plan assets	(310)	(263)	(620)	(526)
Amortization of gains and losses	181	265	362	530
Amortization of prior service costs	4	4	8	8
Net periodic pension cost	$763	$893	$1,526	$1,786

As of January 27, 2007, the Company has contributed $91 to its pension plans in fiscal 2007. The Company expects to contribute an additional $1,909 during the remainder of fiscal 2007 to fund its pension plans.

7.   On September 19, 2006 the Company invested $27,698 in notes receivable from Wakefern. These funds were previously invested in demand deposits at Wakefern. The initial fifteen-month term of these notes is automatically extended for additional, recurring 90-day periods unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. Approximately half of these notes earn interest at the prime rate less 1.25% and approximately half of the notes earn a fixed rate of 7%. Interest earned on these notes receivable has been reinvested. In September 2006, the Company increased its investment in Wakefern common stock by $721.

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

We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates. In recent years, the Company, as well as many of our competitors, has faced increases in employee health and pension costs, and in rates charged by utilities for electric and gas. These trends continue in fiscal 2007.

SEC COMMENT LETTER

The Company recently received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission regarding its annual report on Form 10-K for the fiscal year ended July 29, 2006. The Company currently has an unresolved comment relating to the calculation and presentation of earnings per share for Class A and Class B common stock with respect to FASB Statement No. 128, “Earnings per Share”(“FASB 128”), and Emerging Issues Task Force Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). The Company is in the process of responding to this comment. FASB 128 states that basic and diluted net income per share data should be presented for each class of common stock and the two-class method under EITF 03-6 requires the allocation of undistributed earnings to each class of common stock based on the participation rights of each class. The Company utilizes the if-converted method of calculating net income per share, as the dilutive effect on net income per share using the if-converted method is greater than that which would result from the application of the two-class method. The if-converted method assumes the conversion of Class B common stock to Class A common stock. The Company believes the if-converted method results in a more meaningful presentation of earnings per share based on the rights and privileges of the two classes of common stock, including the control of the Board of Directors by the Class B stockholders. The Class B common stockholders could convert their shares to Class A common stock on a share for share basis at any time and then participate equally in dividends. The Company can not determine the impact, if any, of the resolution of this outstanding comment letter on the Company’s consolidated financial statements for the fiscal periods ended January 27, 2007 as well as any prior periods.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	1/27/07	1/28/06	1/27/07	1/28/06

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.53	74.09	73.38	74.02
Gross profit	26.47	25.91	26.62	25.98
Operating and administrative expense	22.17	21.84	22.44	22.22
Depreciation and amortization expense	1.14	1.08	1.16	1.11
Operating income	3.16	2.99	3.02	2.65
Interest expense	0.25	0.29	0.27	0.31
Interest income	(0.31)	(0.16)	(0.31)	(0.16)
Income before taxes	3.22	2.86	3.06	2.50
Income taxes	1.35	1.19	1.28	1.04
Net income	1.87%	1.67%	1.78%	1.46%

Sales. Sales were $270,396 in the second quarter of fiscal 2007, an increase of 1.6% from the second quarter of the prior year. Same store sales also increased 1.6%. Improved sales in the recently remodeled Springfield and Bernardsville stores and the replacement store in Somers Point contributed to the sales increase. These improvements were partially offset by reduced sales in two stores due to a competitive store opening. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

Sales were $521,865 in the six-month period of fiscal 2007, an increase of 2.4% from the prior year. Same store sales also increased 2.4%. Improved sales in the recently remodeled Springfield and Bernardsville stores and the replacement store in Somers Point contributed to the sales increase for the six-month period. These improvements were partially offset by reduced sales in two stores due to competitive store openings.

Gross Profit. Gross Profit as a percentage of sales increased .56% in the second quarter of fiscal 2007 compared to the second quarter of the prior year primarily due to higher gross margins in most departments (.28%), patronage dividends received from Wakefern in excess of amounts accrued (.22%), lower promotional spending (.06%) and improved product mix (.04%).

Gross profit as a percentage of sales increased .64% in the six-month period of fiscal 2007 compared to the corresponding period of the prior year primarily due to higher gross margins in most departments (.32%), lower promotional spending (.17%), patronage dividends received from Wakefern in excess of amounts accrued (.10%) and improved product mix (.07%).

Operating and Administrative Expense. Operating and administrative expense increased .33% as a percentage of sales in the second quarter of fiscal 2007 compared to the second quarter of the prior year primarily due to increased repair and maintenance (.09%) and payroll costs (.08%), and the prior year including a reversal of an accrual for future lease obligations of a closed drug store (.17%).

Operating and administrative expense increased by .22% as a percentage of sales in the six-month period of fiscal 2007 compared to the corresponding period of the prior year primarily due to increased repair and maintenance (.10%) and utility costs (.05%), and the prior year including a reversal of an accrual for future lease obligations of a closed drug store (.09%).

Depreciation and Amortization. Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2007 compared to the corresponding periods of the prior year due to depreciation on fixed asset additions.

Interest Expense. Interest expense decreased in the second quarter and six-month periods of fiscal 2007 compared to the corresponding periods of the prior year due to reductions in debt outstanding.

Interest Income. Interest income increased in the second quarter and six-month periods of fiscal 2007 compared to the corresponding periods of the prior year primarily due to higher rates received on excess cash invested at Wakefern and higher amounts invested.

Income Taxes. The effective income tax rate was 41.9% in the second quarter and six-month periods of fiscal 2007 compared to 41.7% in the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2006. As of January 27, 2007, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21,423 in the six-month period ended January 27, 2007 compared with $23,649 in the corresponding period of the prior year. This decrease is  primarily attributable to a smaller increase in accounts payable and accrued expenses in the current year compared to the prior year, partially offset by increased net income in the current fiscal year.

During the first six months of fiscal 2007, the Company used cash on hand and operating cash flow of $21,423 to fund capital expenditures of $5,927, debt payments of $5,906 and dividends of $1,609. Debt payments made include the fourth installment of $4,286 on the Company’s unsecured Senior Notes. During fiscal 2007, the Company invested $28,252 in notes receivable from Wakefern. These funds were previously invested in demand deposits at Wakefern. The initial 15-month term of these notes began September 19, 2006 and is automatically extended for additional, recurring 90-day periods unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. As of January 27, 2007, the Company had not provided this notification. Therefore, these notes now mature on March 19, 2008. Approximately half of these notes earn interest at the prime rate less 1.25% and approximately half of the notes earn a fixed rate of 7%.

Working capital was $18,600 at January 27, 2007 compared to $44,096 at July 29, 2006. The working capital ratio was 1.23 to 1 at January 27, 2007, compared to 1.58 to1 at July 29, 2006. Working capital declined primarily due to the investment in notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

The Company has budgeted $14,000 for capital expenditures in fiscal 2007. The Rio Grande remodel was completed in the first quarter. The construction of a new, leased, store in Franklin, New Jersey began during the second quarter of fiscal 2007. In addition to the $14,000 budgeted capital expenditures, the Company is loaning the developer of the Franklin store a portion of the funds necessary to prepare the site and construct the store. The maximum amount of this loan, which is secured by a mortgage on the property, is approximately $6,700 ($380 outstanding at January 27, 2007). The Company expects the amount of this loan to increase each month through November 2007. This loan will be repaid upon the opening of the store, which is planned for November 2007. The Company’s primary sources of liquidity in fiscal 2007 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2007.

The Company has contributed $91 to Company-sponsored defined benefit pension plans as of January 27, 2007. The Company expects to contribute $1,909 in the remainder of fiscal 2007 to fund these plans. Funding beyond fiscal 2007 is uncertain as required minimum future contributions will be determined by, among other factors, actual investment performance of plan assets, the interest rates required to be used to calculate pension obligations, and changes in legislation. There have been no other substantial changes as of January 27, 2007 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 29, 2006.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16 and 19 of the Company’s Annual Report on Form 10-K for the year ended July 29, 2006. There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2007, except for the investment in notes receivable from Wakefern and an additional required investment in Wakefern stock of $721 described previously herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates. As of January 27, 2007, the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (8.76% at January 27, 2007) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At January 27, 2007 the remaining notional amount of the swap agreement was $4,286. A 1% increase in interest rates, applied to the Company’s borrowings at January 27, 2007, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $43. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.

At January 27, 2007, the Company had demand deposits of $39,092 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes. At January 27, 2007, the Company had $28,252 of 15-month notes receivable due from Wakefern. Approximately half of these notes earn a fixed rate of 7% and approximately half earn prime less 1.25%.

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

There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2007.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 20, 2007

Exhibit 99.2	First Quarter Report to Shareholders dated December 8, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 20, 2007	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 20, 2007	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)