Form 10-Q
period 2007-04-28
VILLAGE SUPER MARKET INC
filed 2007-06-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 28, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-33360

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

Large accelerated filer ____     Accelerated filer _____     Non-accelerated filer _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __     No X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:
June 5, 2007

Class A Common Stock, No Par Value	3,313,886 Shares
Class B Common Stock, No Par Value	3,188,152 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16-17

PART II

OTHER INFORMATION

Item 6.	Exhibits	17

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)(Unaudited)
	April 28,	July 29,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$51,424	$74,711
Merchandise inventories	30,573	29,523
Patronage dividend receivable	4,319	5,740
Other current assets	8,461	9,809
Total current assets	94,777	119,783

Notes receivable from Wakefern	28,739	---
Property, equipment and fixtures, net	123,082	122,539
Investment in Wakefern, at cost	16,391	15,670
Goodwill	10,605	10,605
Other assets	2,922	2,878

TOTAL ASSETS	$276,516	$271,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$5,617	$5,845
Current portion of notes payable to Wakefern	256	580
Accounts payable to Wakefern	40,085	43,791
Accounts payable and accrued expenses	26,820	25,471
Total current liabilities	72,778	75,687

Long-term debt	21,675	26,892
Notes payable to Wakefern	246	218
Other liabilities	18,216	18,173

Shareholders' equity
Class A common stock - no par value, issued 3,636 shares	22,227	20,909
Class B common stock - no par value, 3,188 shares issued and outstanding	1,035	1,035
Retained earnings	145,399	133,818
Accumulated other comprehensive loss	(2,801)	(2,801)
Less cost of Class A treasury shares (322 at April 28, 2007 and 350 at July 29, 2006)	(2,259)	(2,456)

Total shareholders’ equity	163,601	150,505

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$276,516	$271,475

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)(Unaudited)

	13 Wks. Ended	13 Wks. Ended	39 Wks. Ended	39 Wks. Ended
	Apr. 28, 2007	Apr. 29, 2006	Apr. 28, 2007	Apr. 29, 2006

Sales	$255,314	$244,873	$777,179	$754,356

Cost of sales	185,635	178,090	568,550	555,232

Gross profit	69,679	66,783	208,629	199,124

Operating and administrative expense	58,487	56,716	175,603	169,897

Depreciation and amortization expense	3,137	2,957	9,211	8,622

Operating income	8,055	7,110	23,815	20,605

Interest expense	655	776	2,036	2,370

Interest income	(1,013)	(612)	(2,612)	(1,428)

Income before income taxes	8,413	6,946	24,391	19,663

Income taxes	3,525	2,897	10,220	8,200

Net income	$4,888	$4,049	$14,171	$11,463

Net income per share:
		Revised		Revised
Class A common stock:
Basic	$.93	$.77	$2.70	$2.18
Diluted	$.75	$.63	$2.17	$1.77

Class B common stock:
Basic	$.60	$.50	$1.75	$1.42
Diluted	$.59	$.49	$1.71	$1.40

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	April 28, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,171	$11,463
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	---	(459)
Depreciation and amortization	9,211	8,622
Deferred taxes	(675)	900
Provision to value inventories at LIFO	700	600
Non-cash share-based compensation	833	814

Changes in assets and liabilities:
Merchandise inventories	(1,750)	(256)
Patronage dividend receivable	1,421	1,502
Accounts payable to Wakefern	(3,706)	(4,342)
Accounts payable and accrued expenses	1,349	1,922
Other assets and liabilities	2,022	1,009
Net cash provided by operating activities	23,576	21,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable from Wakefern	(28,739)	---
Capital expenditures	(9,754)	(10,380)
Proceeds from sale of assets	---	480
Net cash used in investing activities	(38,493)	(9,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	216	----
Tax benefit related to share-based compensation	452	----
Principal payments of long-term debt and notes payable	(6,462)	(6,309)
Dividends	(2,576)	(2,342)
Net cash used in financing activities	(8,370)	(8,651)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,287)	3,224
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,711	62,842
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,424	$66,066

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest	$2,445	$2,837
Income taxes	$10,452	$7,226

NON-CASH SUPPLEMENTAL DISCLOSURE:
Investment in Wakefern	$721	$ ---

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 28, 2007 and the consolidated results of operations for the thirteen and thirty-nine week periods ended April 28, 2007 and April 29, 2006 and cash flows for the thirty-nine weeks ended April 28, 2007 and April 29, 2006.
The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2006 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.         The results of operations for the periods ended April 28, 2007 are not necessarily indicative of the expected results for the full year.

3.      At both April 28, 2007 and July 29, 2006, approximately 70% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO. If the FIFO method had been used for the entire inventory, inventories would have been $12,495 and $11,795 higher than reported at April 28, 2007 and July 29, 2006, respectively.

4.      On March 21, 2007 the Company’s Board of Directors declared a two-for-one stock split of the Class A and Class B common stock. Shares were distributed on April 26, 2007. All share and per share amounts have been adjusted for all periods to reflect the stock split.
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

During 2007, the staff of the Division of Corporation Finance of the SEC reviewed the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006. The Company considered this review and determined that the two-class method of computing and presenting net income per share was appropriate in accordance with FASB Statement No. 128, “Earnings Per Share,” and EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. Net income per share for prior periods has been revised to reflect this change. The two-class method is an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than our Class B common stock, in accordance with the classes respective dividend rights.
Diluted net income per share for Class A common stock is calculated utilizing the if-converted method, which assumes the conversion of all shares of Class B common stock to shares of Class A common stock on a share-for-share basis, as this method is more dilutive than the two-class method. Diluted net income per share for Class B common stock does not assume conversion of Class B common stock to shares of Class A common stock.

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 28, 2007
	Class A	Class B	Class A		Class B
Numerator:
Net income allocated, basic	$2,966	$1,922		$8,591	$5,580
Conversion of Class B to Class A shares	1,922	----		5,580	----
Effect of share-based compensation on allocated net income	----	(47)	$	----	$(122)
Net income allocated, diluted	$4,888	$1,875		$14,171	$5,458

Denominator:
Weighted average shares outstanding, basic	3,194	3,188		3,187	3,188
Conversion of Class B to Class A shares	3,188	----		3,188	----
Dilutive effect of share-based compensation	165	----		144	----
Weighted average shares outstanding, diluted	6,547	3,188		6,519	3,188

	13 Weeks Ended		39 Weeks Ended
	April 29, 2006 (Revised)
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$2,452	$1,597	$6,942	$4,521
Conversion of Class B to Class A shares	1,597	----	4,521	----
Effect of share-based compensation on allocated net income	----	(25)	----	(72)
Net income allocated, diluted	$4,049	$1,572	$11,463	$4,449

Denominator:
Weighted average shares outstanding, basic	3,181	3,188	3,181	3,188
Conversion of Class B to Class A shares	3,188	----	3,188	----
Dilutive effect of share-based compensation	98	----	97	----
Weighted average shares outstanding, diluted	6,467	3,188	6,466	3,188

Net income per share for the prior year periods on a revised basis is as follows:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2006
	Class A	Class B	Class A	Class B
Net income per share - as revised:
Basic	$.77	$.50	$2.18	$1.42
Diluted	$.63	$.49	$1.77	$1.40

In previous periods, the Company utilized the if-converted method of calculating both basic and diluted net income per share, as that method resulted in greater dilution than the two-class method. Net income per share for the prior year periods as previously reported was as follows:

	13 Weeks Ended	39 Weeks Ended
	April 29, 2006
Net income per share - as previously reported:
Basic	$.64	$1.80
Diluted	$.63	$1.77

Options to purchase 6 and 10 Class A shares were excluded from the calculation of diluted net income per share at April 28, 2007 and April 29, 2006, respectively, as a result of their anti-dilutive effect.

5.         Comprehensive income was $4,888 and $14,171 for the quarter and nine-month periods ended April 28, 2007, and $4,049 and $11,463 for the quarter and nine-month periods ended April 29, 2006.

6.         The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans include the following components:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended 4/28/07	Ended 4/29/06	Ended 4/28/07	Ended 4/29/06

Service cost	$480	$524	$1,440	$1,572
Interest cost on projected benefit obligations	408	363	1,224	1,089
Expected return on plan assets	(310)	(263)	(930)	(789)
Amortization of gains and losses	181	265	543	795
Amortization of prior service costs	4	4	12	12

Net periodic pension cost	$763	$893	$2,289	$2,679

As of April 28, 2007, the Company has contributed $674 to its pension plans in fiscal 2007. The Company expects to contribute an additional $1,326 in the fourth quarter of fiscal 2007 to fund its pension plans.

7.         On September 19, 2006 the Company invested $27,698 in notes receivable from Wakefern. As of April 28, 2007 the balance of this investment, including reinvested interest, was $28,739. These funds were previously invested in demand deposits at Wakefern. The initial fifteen-month term of these notes is automatically extended for additional, recurring 90-day periods unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. As of April 28, 2007, the Company had not provided this notification. Therefore, these notes now mature on June 17, 2008. Approximately half of these notes earn interest at the prime rate less 1.25% and approximately half of the notes earn a fixed rate of 7%. In September 2006, the Company increased its investment in Wakefern common stock by $721.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	4/28/07	4/29/06	4/28/07	4/29/06

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.71	72.73	73.16	73.60
Gross profit	27.29	27.27	26.84	26.40
Operating and administrative expense	22.91	23.16	22.59	22.52
Depreciation and amortization expense	1.23	1.21	1.19	1.15
Operating income	3.15	2.90	3.06	2.73
Interest expense	0.26	0.32	0.26	0.31
Interest income	(0.40)	(0.25)	(0.34)	(0.19)
Income before taxes	3.29	2.83	3.14	2.61
Income taxes	1.38	1.18	1.32	1.09
Net income	1.91%	1.65%	1.82%	1.52%

Sales. Sales were $255,314 in the third quarter of fiscal 2007, an increase of 4.3% from the third quarter of the prior year. Same store sales also increased 4.3%. Improved sales in the recently remodeled Springfield and Bernardsville stores and the replacement store in Somers Point contributed to the sales increase. In addition, the third quarter of fiscal 2007 same store sales increase benefited from comparison to a year ago period that was soft due to the nature and timing of the customer loyalty program offered in the prior year. These improvements were partially offset by reduced sales in two stores due to two competitive store openings. An additional competitive store opening occurred in early May and is expected to impact the fourth quarter of fiscal 2007. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.
Sales were $777,179 in the nine-month period of fiscal 2007, an increase of 3.0% from the prior year. Same store sales also increased 3.0%. Improved sales in the recently remodeled Springfield and Bernardsville stores and the replacement store in Somers Point contributed to the sales increase for the nine-month period. These improvements were partially offset by reduced sales in two stores due to competitive store openings.

Gross Profit. Gross profit as a percentage of sales increased .02% in the third quarter of fiscal 2007 compared to the third quarter of the prior year primarily due to higher gross margins in the meat, grocery and produce departments (.18%) and improved product mix (.05%). These improvements were offset by increased promotional spending (.21%) and increased LIFO charges in the current year (.08%).

    Gross profit as a percentage of sales increased .44% in the nine-month period of fiscal 2007 compared to the corresponding period of the prior year primarily due to higher gross margins in the grocery and meat departments (.28%), patronage dividends received from Wakefern in excess of amounts accrued (.08%) and improved product mix (.06%).

    Operating and Administrative Expense. Operating and administrative expense decreased .25% as a percentage of sales in the third quarter of fiscal 2007 compared to the third quarter of the prior year primarily due to lower payroll (.11%) and fringe benefit (.11%) costs, and amounts received from the national debit/credit card fee litigation (.08%). These decreases were partially offset by increased utility costs (.09%).
    Operating and administrative expense increased .07% as a percentage of sales in the nine-month period of fiscal 2007 compared to the corresponding period of the prior year primarily due to increased repair and maintenance (.08%) and utility (.06%) costs, and the prior year including a reversal of an accrual for future lease obligations of a closed drug store (.06%). These increases were partially offset by lower payroll costs (.05%) and amounts received from the national debit/credit card fee settlement (.03%).

    Depreciation and Amortization. Depreciation and amortization expense increased in the third quarter and nine-month periods of fiscal 2007 compared to the corresponding periods of the prior year due to depreciation on fixed asset additions.

    Interest Expense. Interest expense decreased in the third quarter and nine-month periods of fiscal 2007 compared to the corresponding periods of the prior year primarily due to reductions in debt outstanding.

    Interest Income. Interest income increased in the third quarter and nine-month periods of fiscal 2007 compared to the corresponding periods of the prior year primarily due to higher rates received on excess cash invested at Wakefern and higher amounts invested.

    Income Taxes. The effective income tax rate was 41.9% in both the third quarter and nine-month periods of fiscal 2007 compared to 41.7% in the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2006. As of April 28, 2007, there have been no changes to any of the critical accounting policies contained therein.
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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $23,576 in the nine-month period ended April 28, 2007 compared with $21,775 in the corresponding period of the prior year. This increase is primarily attributable to higher net income in the current fiscal year.
    During the first nine months of fiscal 2007, the Company used cash on hand and operating cash flow of $23,576 to fund capital expenditures of $9,754, debt payments of $6,462 and dividends of $2,576. Debt payments made include the fourth installment of $4,286 on the Company’s unsecured Senior Notes. During fiscal 2007, the Company invested $27,698 in notes receivable from Wakefern. As of April 28, 2007 the balance of this investment, including reinvested interest, was $28,739. These funds were previously invested in demand deposits at Wakefern. The initial 15-month term of these notes began September 19, 2006 and is automatically extended for additional, recurring 90-day periods unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. As of April 28, 2007, the Company had not provided this notification. Therefore, these notes now mature on June 17, 2008. Approximately half of these notes earn interest at the prime rate less 1.25% and approximately half of the notes earn a fixed rate of 7%.

    Working capital was $21,999 at April 28, 2007 compared to $44,096 at July 29, 2006. The working capital ratio was 1.30 to 1 at April 28, 2007 compared to 1.58 to 1 at July 29, 2006. Working capital declined due to the investment in notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.
    The Company has budgeted $19,000 for capital expenditures in fiscal 2007. The Rio Grande remodel was completed in the first quarter. The construction of a new, leased store in Franklin, New Jersey began during the second quarter of fiscal 2007. The Company is loaning the developer of the Franklin store a portion of the funds necessary to prepare the site and construct the store. The maximum amount of this loan, which is secured by a mortgage on the property, is approximately $6,700 ($1,513 outstanding at April 28, 2007). The Company expects the amount of this loan to increase each month through November 2007. This loan is due to be repaid upon the opening of the store, which is planned for November 2007. This loan to the developer is presented as capital expenditures in the financial statements in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. The Company’s primary sources of liquidity in fiscal 2007 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2007.
    The Company has contributed $674 to Company-sponsored defined benefit pension plans as of April 28, 2007. The Company expects to contribute $1,326 in the remainder of fiscal 2007 to fund these plans. Funding beyond fiscal 2007 is uncertain as required minimum future contributions will be determined by, among other factors, actual investment performance of plan assets, the interest rates required to be used to calculate pension obligations, and changes in legislation. There have been no other substantial changes as of April 28, 2007 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 29, 2006.

RELATED PARTY TRANSACTIONS

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 7, 8, 16 and 20 of the Company’s Annual Report on Form 10-K for the year ended July 29, 2006. There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2007, except for the investment in notes receivable from Wakefern and an additional required investment in Wakefern stock of $721 described previously herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks arising from adverse changes in interest rates. As of April 28, 2007, the Company’s only variable rate borrowings relate to an interest rate swap agreement. On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (8.72% at April 28, 2007) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At April 28, 2007 the remaining notional amount of the swap agreement was $4,286. A 1% increase in interest rates, applied to the Company’s borrowings at April 28, 2007, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $43. The fair value of the Company’s fixed rate debt is also affected by changes in interest rates.
    At April 28, 2007, the Company had demand deposits of $38,035 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes. At April 28, 2007, the Company had $28,739 of 15-month notes receivable due from Wakefern. Approximately half of these notes earn a fixed rate of 7% and approximately half earn prime less 1.25%.

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

    There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2007.

PART II - OTHER INFORMATION

Item 6.    Exhibits

Exhibit 31.1-	Certification

Exhibit 31.2-	Certification

Exhibit 32.1-	Certification (furnished, not filed)

Exhibit 32.2-	Certification (furnished, not filed)

Exhibits 99.1-	Press Release dated June 6, 2007

Exhibit 99.2-	Second Quarter Report to Shareholders dated March 21, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.___________
Registrant

Date: June 6, 2007	/s/ James Sumas________
James Sumas
(Chief Executive Officer)

Date: June 6, 2007	/s/ Kevin R. Begley_____
Kevin R. Begley
(Chief Financial Officer)