Form 10-K
period 2007-07-28
VILLAGE SUPER MARKET INC
filed 2007-10-10
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended:  July 28, 2007.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.  Yes __  No   X .

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $90.2 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $8.6 million based upon the closing price of the Class A shares on the NASDAQ on January 28, 2007, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Class	Outstanding at October 8, 2007

Class A common stock, no par value	3,323,886 Shares
Class B common stock, no par value	3,188,152 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2007 Annual Report to Shareholders and the 2007 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 7, 2007 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7, 7A, and 8 and Part III.

PART I

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K are or may be considered forward-looking statements within the meaning of federal securities law.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements and to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; the impact of higher energy prices; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; the results of litigation; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein under Risk Factors.

ITEM I.	BUSINESS

(All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  At July 28, 2007, Village operated a chain of twenty-three ShopRite supermarkets, sixteen of which are located in northern New Jersey, one in northeastern Pennsylvania and six in southern New Jersey.  The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.  During fiscal 2007, sales per store were $45,497 and sales per selling square foot were $1,037.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village concentrates on the development of superstores.  On August 11, 2007, Village acquired the store fixtures and lease of a location in Galloway Township, New Jersey from Wakefern for $3,500.  This store had previously been operated by a competitor.  The Company began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3 after the completion of a remodel.  Village expects to open a new 67,000 sq. ft. store in Franklin, New Jersey on October 31, 2007.    Below is a summary of the range of store sizes at July 28, 2007:

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

Product Categories	Fiscal Year Ended In July

	2007	2006	2005

Groceries	38.6%	38.7%	38.6%
Dairy and Frozen	16.5	16.4	16.4
Meats	10.0	10.0	10.2
Non-Foods	8.8	8.9	9.0
Produce	11.5	11.4	11.1
Appetizers and prepared food	5.4	5.3	5.3
Seafood	2.3	2.3	2.3
Pharmacy	5.1	5.2	5.3
Bakery	1.8	1.8	1.7
Other	--	--	.1
	100.0%	100.0%	100.0%

Number of superstores	21	21	21

Selling square feet represented by superstores	95%	95%	95%

A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community.  Village continually evaluates individual stores to determine if they should be closed.  A stand-alone drug store near the Bernardsville store closed in fiscal 2005 when the Bernardsville store was expanded to include a pharmacy.  The Company’s only liquor store closed on July 30, 2005.

DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included major store remodelings as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

The Company has budgeted approximately $24 million for capital expenditures in fiscal 2008.  Planned expenditures include the completion of the new store in Franklin, New Jersey, the remodel of the acquired Galloway store, and the beginning of the construction of a replacement store in Washington, New Jersey and a new store in Marmora, New Jersey.

In fiscal 2007, Village completed the Rio Grande remodel and several small remodels, and began the construction of a new, leased store in Franklin, New Jersey.

In fiscal 2006, the Company completed the expansion and remodel of the Springfield store, began a major remodel of the Rio Grande store, and completed smaller remodels of the Elizabeth and Chester stores.

In fiscal 2005, the Company opened an 80,000 square foot replacement store in Somers Point, completed an expansion and remodel of the Bernardsville store, and began the expansion and remodel of the Springfield store.

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

Delays associated with governmental regulations, and the general difficulty in developing retail properties in the Company's primary trading area, have in recent years prevented the  Company from opening the desired number of new stores.  Additional store remodelings and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 15.5% of Wakefern’s outstanding stock as of July 28, 2007.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 44 shareholder members operate 238 supermarkets and other retail formats, including 62 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 13% of sales in fiscal 2007.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Woodbridge and South Brunswick, New Jersey and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2007, 2006 and 2005.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $16,391 at July 28, 2007.  The total amount of debt outstanding from all capital pledges to Wakefern is $384 at July 28, 2007.  The maximum per store capital contribution increased from $650 to $675 on September 21, 2006, resulting in an additional $550 capital pledge, which was paid in fiscal 2007.

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

TECHNOLOGY

The Company considers automation and information technology important to its operations and competitive position.  All stores utilize IBM 4690 point of sale systems.  Electronic payment options are offered at all checkout locations.  We plan to upgrade these point of sale systems beginning in fiscal 2008.  A frame relay communication network is used for reliable, high speed processing of electronic payments and transmission of data.

The Company’s commitment to advanced point of sale and communication systems enables it to participate in Price Plus, ShopRite’s preferred customer program.  Customers receive electronic discounts by presenting a scannable Price Plus card.  This technology also enables Village to offer continuity programs and focus on target marketing initiatives.

The Company began installing self-checkout systems in fiscal 2002.  Currently, thirteen stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs.  Additional locations are planned for fiscal 2008.  In fiscal 2007, we installed RFID readers in all checkout lanes to enable contactless payment options for customers to quicken checkout times.

Village utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.  The Company utilizes a direct store delivery system, consisting of personal computers and hand held scanners, for product not purchased through Wakefern to provide equivalent cost and retail price control over these products.  In fiscal 2007, both of these systems were replaced with upgraded versions.

The Company has installed computer based training systems in all stores to assist in the training of all new cashiers, produce and bakery associates.  Village replaced the time and attendance system and labor scheduling system in fiscal 2006 to improve reporting, work flow and system interfaces, and reduce labor.

Village utilizes digital surveillance systems, which are integrated with the cashier monitoring systems, in all stores to aid shrink reduction, increase productivity and assist in accident investigations.

Certain in-store department records are computerized, including the records of all pharmacy departments.  In all stores, meat, seafood, delicatessen, and bakery prices are maintained on computer for automatic weighing and pricing.  Village seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.  Most stores utilize computerized energy management systems.

The Company utilizes a division of Wakefern for data processing services, including financial accounting support.

Wakefern and Village have responded to customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in three store locations with store pick-up and delivery options.

COMPETITION

The supermarket industry is highly competitive.  The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, dollar stores and convenience stores.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card and the co-branded ShopRite credit card also strengthen customer loyalty.

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Walmart, Wegmans and Foodtown.  Many of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2007, the Company employed approximately 4,400 persons with approximately 69% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. A contract with a union representing employees in one store expired in June 2007.  Negotiations with this union continue as the store operates under the expired contract.  Contracts with the Company’s other five unions expire between October 2007 and March 2012.  Most of the Company’s competitors in New Jersey are similarly unionized.

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused website, www.shoprite.com, for interaction with customers and prospective employees.  This website is maintained by Wakefern for the benefit of all ShopRite supermarkets, and therefore, does not contain any financial information related to the Company.

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

COMPETITIVE ENVIRONMENT

The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations therefore may be materially adversely impacted by competitive pricing and promotional programs and competitor store openings.  Village  competes with national and regional supermarkets, local supermarkets, warehouse club stores, supercenters, drug stores, convenience stores, dollar stores, discount merchandisers, restaurants and other local retailers in the market areas we serve.  Competition with these outlets is based on price, store location, promotion, product assortment, quality and service.  Some of these competitors may have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do.

GEOGRAPHIC CONCENTRATION

The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania.  We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as interest rates, energy costs and unemployment rates may adversely affect our sales.  Further, since our store base is concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

WAKEFERN RELATIONSHIP

Village purchases substantially all of its merchandise from Wakefern.  In addition, Wakefern provides the Company with support services in numerous areas including supplies, advertising, liability and property insurance, technology support and other store services.  Further, Village receives patronage dividends and other product incentives from Wakefern.

Any material change in Wakefern’s method of operation or a termination or material modification of Village’s relationship with Wakefern could have an adverse impact on the conduct of the Company’s business and could involve additional expense for Village.  The failure of any Wakefern member to fulfill its obligations to Wakefern or a member’s insolvency or withdrawal from Wakefern could result in increased costs to the Company.  Additionally, an adverse change in Wakefern’s results of operations could have an adverse affect on Village’s results of operations.

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

MULTI-EMPLOYER PENSION PLANS

The Company is required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements.  Pension expense for these plans is recognized as contributions are funded.  Benefits generally are based on a fixed amount for each year of service.  Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  The failure of a withdrawing employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of July 28, 2007, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining eighteen supermarkets (containing 937,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Ten of these leased stores are located in shopping centers and the remaining eight are freestanding stores.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 28, 2007 was approximately $10,520.  The Galloway Township, Franklin, Washington and Marmora stores expected to open in fiscal 2008 are leased facilities.

The lease on the Company’s current store in Washington New Jersey expires on May 31, 2008, which is before the replacement store is expected to be completed.

Village is a limited partner in three partnerships, one of which owns a small shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.	LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings.  Village does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to shareholders in the fourth quarter.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is incorporated by reference from Information appearing on Page 27 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2007 and in the Company’s definitive Proxy Statement to be filed on or before November 2, 2007 in connection with its Annual Meeting scheduled to be held on December 7, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 4 through 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 10 to 26 in the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period.  This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from information appearing on page 28 in the Company’s Annual Report to Shareholders for the fiscal year ending July 28, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 2, 2007, in connection with its Annual Meeting scheduled to be held on December 7, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 2, 2007, in connection with its Annual Meeting scheduled to be held on December 7, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 2, 2007, in connection with its annual meeting scheduled to be held on December 7, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 2, 2007, in connection with its annual meeting scheduled to be held on December 7, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 2, 2007 in connection with its annual meeting scheduled to be held on December 7, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1.	Financial Statements:

Consolidated Balance Sheets - July 28, 2007 and July 29, 2006.

Consolidated Statements of Operations - years ended July 28, 2007, July 29, 2006 and July 30, 2005.

Consolidated Statements of Shareholders' Equity and Comprehensive Income – years ended July 28, 2007, July 29, 2006 and July 30, 2005.

Consolidated Statements of Cash Flows - years ended July 28, 2007, July 29, 2006 and July 30, 2005.

Notes to consolidated financial statements.

The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 28, 2007.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits
EXHIBIT INDEX

Exhibit No. 3	3.1 Certificate of Incorporation*
3.2	By-laws*

Exhibit No. 4	Instruments defining the rights of security holders:
4.5	Note Purchase Agreement dated September 16, 1999*
4.6	Loan Agreement dated September 16, 1999*
4.7	First Amendment to Loan Agreement*

Exhibit No. 10	Material Contracts:
10.1	Wakefern By-Laws
10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
10.3	Voting Agreement dated March 4, 1987*
10.5	1997 Incentive and Non-Statutory Stock Option Plan*
10.6	Employment Agreement dated May 28, 2004*
10.7	Supplemental Executive Retirement Plan*
10.8	2004 Stock Plan*

Exhibit No. 13	Annual Report to Security Holders

Exhibit No. 14	Code of Ethics

Exhibit No. 21	Subsidiaries of Registrant

Exhibit No. 23	Consent of KPMG LLP

Exhibit No. 31.1	Certification

Exhibit No. 31.2	Certification

Exhibit No. 32.1	Certification (furnished, not filed)

Exhibit No. 32.2	Certification (furnished, not filed)

*	The following exhibits are incorporated by reference from the following previous filings:

Form 10-K for 2004: 3.2, 4.7, 10.7

DEF 14A proxy statement filed October 25, 2004: 10.8

Form 10-Q for April 2004: 10.6

Form 10-K for 1999: 4.5, 4.6

Form 10-K for 1997: 10.5

Form 10-K for 1993: 3.1, 10.2 and 10.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Village Super Market, Inc.

By:	/s/ Kevin Begley	By:	/s/ James Sumas
	Kevin Begley		James Sumas
	Chief Financial &		Chief Executive Officer
Principal Accounting Officer

Date:  October 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

Village Super Market, Inc.

/s/ Perry Sumas	/s/ James Sumas
Perry Sumas, Director	James Sumas, Director
October 9, 2007	October 9, 2007

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 9, 2007	October 9, 2007

/s/ John P. Sumas	/s/ John J. McDermott
John P. Sumas, Director	John J. McDermott, Director
October 9, 2007	October 9, 2007

/s/ David C . Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 9, 2007	October 9, 2007