Form 10-Q
period 2007-10-27
VILLAGE SUPER MARKET INC
filed 2007-12-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 27, 2007

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

Large accelerated filer ____    Accelerated filer    X       Non-accelerated filer ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___    No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 5, 2007

Class A Common Stock, No Par Value	3,327,886 Shares
Class B Common Stock, No Par Value	3,188,152 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PAGE NO.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Statements of Operations	4

Consolidated Condensed Statements of Cash Flows	5

Notes to Consolidated Condensed Financial Statements	6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3. Quantitative & Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	16

PART II

OTHER INFORMATION

Item 6. Exhibits	17

Signatures	17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	October 27,	July 28,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$36,937	$53,846
Merchandise inventories	32,816	29,792
Patronage dividend receivable	8,767	6,400
Other current assets	9,747	7,994
Total current assets	88,267	98,032

Notes receivable from Wakefern	29,754	29,241
Property, equipment and fixtures, net	137,774	125,833
Investment in Wakefern	17,591	16,391
Goodwill	10,605	10,605
Other assets	4,591	3,021

	$288,582	$283,123

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$5,085	$5,375
Current portion of notes payable to Wakefern	660	134
Accounts payable to Wakefern	43,209	41,910
Accounts payable and accrued expenses	31,567	28,254
Total current liabilities	80,521	75,673

Long-term debt	17,113	21,517
Notes payable to Wakefern	851	250
Other liabilities	18,702	18,118

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 3,636 shares	23,010	22,649
Class B common stock - no par value, 3,188 shares issued and outstanding	1,035	1,035
Retained earnings	153,942	150,596
Accumulated other comprehensive loss	(4,431)	(4,526)
Less cost of Class A treasury shares (308 at October 27, 2007 and 312 at July 28, 2007)	(2,161)	(2,189)

Total shareholders’ equity	171,395	167,565

	$288,582	$283,123

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 27, 2007	October 28, 2006

Sales	$263,559	$251,469

Cost of sales	193,344	184,091

Gross profit	70,215	67,378

Operating and administrative expense	59,920	57,181

Depreciation and amortization	3,189	2,987

Operating income	7,106	7,210

Interest expense	(607)	(715)

Interest income	988	769

Income before income taxes	7,487	7,264

Income taxes	3,189	3,044

Net income	$4,298	$4,220

Net income per share:
		Revised
Class A common stock:
Basic	$.81	$.80
Diluted	$.65	$.65

Class B common stock:
Basic	$.53	$.52
Diluted	$.52	$.51

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	13 Wks. Ended	13 Wks.Ended
	Oct. 27, 2007	Oct. 28, 2006_
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,298	$4,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,189	2,987
Deferred taxes	(129)	(225)
Provision to value inventories at LIFO	200	250
Non-cash share-based compensation	290	272

Changes in assets and liabilities:
Merchandise inventories	(3,224)	(1,373)
Patronage dividend receivable	(2,367)	(2,218)
Accounts payable to Wakefern	1,299	(2,226)
Accounts payable and accrued expenses	3,712	1,921
Other assets and liabilities	(1,029)	297
Net cash provided by operating activities	6,239	3,905

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable from Wakefern	(513)	(27,762)
Capital expenditures	(13,117)	(2,888)
Acquisition of Galloway store assets	(3,500)	---
Net cash used in investing activities	(17,130)	(30,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	20	1
Tax benefit related to share-based compensation	80	2
Principal payments of long-term debt and notes payable	(4,767)	(4,816)
Dividends	(1,351)	(751)
Net cash used in financing activities	(6,018)	(5,564)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,909)	(32,309)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	53,846	74,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,937	$42,402

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR
Interest	$922	$1,126
Income taxes	$245	$635

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$1,200	$721

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 27, 2007 and the consolidated results of operations and cash flows for the thirteen week periods ended October 27, 2007 and October 28, 2006.

The significant accounting policies followed by Village Super Market, Inc. (“Village” or the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2007 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.	The results of operations for the period ended October 27, 2007 are not necessarily indicative of the results to be expected for the full year.

3.
At both October 27, 2007 and July 28, 2007, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $12,741 and $12,541 higher than reported at October 27, 2007 and July 28, 2007, respectively.

4.
During fiscal 2007, the staff of the Division of Corporation Finance of the SEC reviewed the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.  The Company considered this review and determined that the two-class method of computing and presenting net income per share was appropriate in accordance with FASB Statement No. 128, “Earnings Per Share,” and EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  Net income per share for prior periods has been revised to reflect this change.  The two-class method is an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.  Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than our Class B common stock, in accordance with the classes respective dividend rights.

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
The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 27, 2007
	Class A	Class B
Numerator:
Net income allocated, basic	$2,615	$1,683
Conversion of Class B to Class A shares	1,683	---
Effect of share-based compensation on allocated net income	---	(35)
Net income allocated, diluted	$4,298	$1,648

Denominator:
Weighted average shares outstanding, basic	3,221	3,188
Conversion of Class B to Class A shares	3,188	---
Dilutive effect of share-based compensation	164	---
Weighted average shares outstanding, diluted	6,573	3,188

	13 Weeks Ended
	October 28, 2006 (Revised)
	Class A	Class B
Numerator:
Net income allocated, basic	$2,557	$1,663
Conversion of Class B to Class A shares	1,663	---
Effect of share-based compensation on allocated net income	---	(25)
Net income allocated, diluted	$4,220	$1,638

Denominator:
Weighted average shares outstanding, basic	3,182	3,188
Conversion of Class B to Class A shares	3,188	---
Dilutive effect of share-based compensation	97	---
Weighted average shares outstanding, diluted	6,467	3,188

Net income per share for the prior year period on a revised basis is as follows:

	13 Weeks Ended
	October 28, 2006
	Class A	Class B
Net income per share – as revised:
Basic	$.80	$.52
Diluted	$.65	$.51

In previous periods, the Company utilized the if-converted method of calculating both basic and diluted net income per share, as that method resulted in greater dilution than the two-class method.  Net income per share for the prior year period as previously reported was as follows:

13 Weeks Ended
October 28, 2006

Net income per share – as previously reported:
Basic	$.66
Diluted	$.65

Options to purchase 14 and 4 Class A shares were excluded from the calculation of diluted net income per share at October 27, 2007 and October 28, 2006, respectively,  as a result of their anti-dilutive effect.

5.
Comprehensive income was $4,393 and $4,220 for the quarters ended October 27, 2007 and October 28, 2006, respectively.  Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.	The Company sponsors four defined benefit pension plans. Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 27, 2007	October 28, 2006

Service cost	$557	$480
Interest cost on projected benefit obligations	456	408
Expected return on plan assets	(368)	(310)
Amortization of gains and losses	154	181
Amortization of prior service costs	4	4

Net periodic pension cost	$803	$763

As of October 27, 2007, the Company has contributed $59 to its pension plans in fiscal 2008.  The Company expects to contribute an additional $1,941 during the remainder of fiscal 2008 to fund its pension plans.

7.
On August 11, 2007 the Company acquired the fixtures and lease of a new store location in Galloway Township, New Jersey from Wakefern for $3,500.  The purchase price was allocated to equipment and leasehold interest based on their estimated fair values.

8.
Effective July 29, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”, as amended by FASB Staff Position No. 48-1 (“FIN 48”).  FIN 48 prescribes a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain tax positions taken or expected to be taken in a tax return.  FIN 48 requires a tax benefit from an uncertain tax position be recognized if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority having full knowledge of all relevant information.  The effect of adoption was to increase retained earnings by $399 and to decrease the accrual for uncertain tax positions by a corresponding amount as of July 29, 2007.

As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $4,263 (gross), of which $2,771 (net of federal benefit) would decrease the effective tax rate if recognized.  The Company recognizes interest and penalties on income taxes in income tax expense.  As of adoption, the amount of accrued interest and penalties included in the consolidated condensed balance sheet was $866.

The state of New Jersey has audited the Company’s tax returns for fiscal 2002 through fiscal 2005.  The state has proposed a tax deficiency on one issue, which the Company is contesting.   We anticipate this matter may be resolved within the next twelve months through the state’s appeal process.  The ultimate resolution of this matter could significantly increase or decrease the total amount of the Company’s unrecognized tax benefits.

An examination of the Company’s fiscal 2004 federal tax return was completed in fiscal 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Thousands)

OVERVIEW

The Company operates a chain of 25 ShopRite supermarkets in New Jersey and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

On August 11, 2007, the Company acquired the fixtures and lease of a store location in Galloway Township, New Jersey from Wakefern for $3,500.  The store had previously been operated by a competitor.  The Company began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3, 2007 after the completion of a remodel.  In addition, the Company opened a new superstore in Franklin Township, New Jersey on November 7, 2007.

The Company’s stores, five of which are owned, average 55,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.  In recent years, Village, as well as many of our competitors, has experienced increases in rates for electricity and gas, and in  employee health and pension costs.   These trends are expected to continue in fiscal 2008.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	10/27/07	10/28/06
Sales	100.00%	100.00%
Cost of sales	73.36	73.21
Gross profit	26.64	26.79
Operating and administrative expense	22.73	22.74
Depreciation and amortization	1.21	1.19
Operating income	2.70	2.86
Interest expense	(.23)	(.28)
Interest income	.37	.31
Income before taxes	2.84	2.89
Income taxes	1.21	1.21
Net income	1.63%	1.68%

Sales.  Sales were $263,559 in the first quarter of fiscal 2008, an increase of 4.8% compared to the first quarter of the prior year.  Sales increased due to the opening of the new store in Galloway, New Jersey on October 3, 2007 and a 3.6% increase in same store sales.  Same store sales increased due to improved sales in one store due to the closing of a store by a competitor, higher sales in the Somers Point replacement store, and increased promotional spending in the first quarter of fiscal 2008.  These improvements were partially offset by reduced sales in four stores due to three competitive store openings.  Improved transaction count and average transaction size both contributed to the increase in same store sales.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .15% in the first quarter of fiscal 2008 compared to the first quarter of the prior year due to increased promotional spending (.50%).  This decrease was partially offset by improvements in departmental gross margin percentages (.20%) and product mix (.08%), and reduced warehouse assessment charges from Wakefern (.05%).

Operating and Administrative Expense.  Operating and administrative expense decreased .01% as a percentage of sales in the first quarter of fiscal 2008 compared to the first quarter of the prior year primarily due to a rebate of property and liability insurance premiums (.12%), offset by pre-opening expenses associated with the new Galloway and Franklin stores (.14%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2008 compared to the first quarter of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense decreased in the first quarter of fiscal 2008 compared to the first quarter of the prior year primarily due to reductions in debt outstanding.

Interest Income.  Interest income increased in the first quarter of fiscal 2008 compared to the first quarter of the prior year primarily due to higher rates received on excess cash invested at Wakefern.

Income Taxes.  The effective income tax rate was 42.6% in the first quarter of fiscal 2008 compared to 41.9% in the first quarter of the prior year.  The effective income tax rate increased in the first quarter of fiscal 2008 as a result of additional interest expense accrued for  uncertain tax positions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for tax contingencies, are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.  As of October 27, 2007, there have been no changes to any of the critical accounting policies contained therein, except for the adoption of FIN 48 as described herein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,239 in the first quarter of fiscal 2008 compared with $3,905 in the corresponding period of the prior year.  This increase is primarily attributable to an increase in accounts payable to Wakefern and accounts payable and accrued expenses in the current fiscal year, partially offset by a larger increase in inventories in the current fiscal year.

During the first quarter of fiscal 2008, Village used cash to fund capital expenditures of $13,117, debt payments of $4,767, acquisition of the Galloway store assets of $3,500, and dividends of $1,351.  Capital expenditures consisted primarily of the funding of the construction and the equipment of the new, leased Franklin store, which opened on November 7, 2007, and the remodel of the Galloway store, which was acquired on August 11, 2007.  Debt payments made include the fifth installment of $4,286 on Village’s unsecured Senior Notes.

Working capital was $7,746 at October 27, 2007 compared to $22,359 at July 28, 2007.  The working capital ratio was 1.10 to 1 at October 27, 2007 compared to 1.30 to 1 at July 28, 2007.  Working capital declined due to the use of cash to fund capital expenditures, debt payments and the acquisition of the Galloway store assets.  The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $24,000 for capital expenditures in fiscal 2008.  In addition to the Franklin and Galloway stores, planned capital expenditures include the beginning of the construction of a replacement store in Washington, New Jersey.  Village has loaned the developer of the Franklin store a portion of the funds needed to prepare the site and construct the store.  The amount of this loan at October 27, 2007 was $6,700.  Village received a loan payment of $1,666 on November 15, 2007.  The remainder of the loan is expected to be repaid during the second quarter of fiscal 2008.  The loan to the developer is presented as capital expenditures in the financial statements in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction”.  The Company’s primary sources of liquidity in fiscal 2008 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2008.

There have been no substantial changes as of October 27, 2007 to the contractual obligations and commitments discussed on page 8 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007, except for the additional $1,200 required investment in Wakefern stock and unrecognized tax benefits of $4,263 described herein.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 8, 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2008 except for an additional required investment in Wakefern common stock of $1,200  and the acquisition of the Galloway store location described previously herein.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are or may be considered forward-looking statements within the meaning of federal securities law.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; the impact of higher energy prices; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; the results of litigation; the results of tax examinations; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; and other factors detailed herein and in other filings of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates.  As of October 27, 2007 the Company’s only variable rate borrowings relate to an interest rate swap agreement.  On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (8.19% at October 27, 2007) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%.  The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges.  At October 27, 2007 the remaining notional amount of the swap agreement was $2,857.  A 1% increase in interest rates, applied to the Company’s borrowings at October 27, 2007 would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $29.  The fair value of the Company’s fixed rate debt approximates carrying value at October 27, 2007.

At October 27, 2007, the Company had demand deposits of $23,295 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.  At October 27, 2007 the Company had $29,754 of fifteen month notes receivable due from Wakefern.  Approximately half of these notes earn a fixed rate of interest of 7% and approximately half earn prime less 1.25%.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2008.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit 31.1   Certification

Exhibit 31.2   Certification

Exhibit 32.1   Certification (furnished, not filed)

Exhibit 32.2   Certification (furnished, not filed)

Exhibit 99.1  Press Release dated December 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 5, 2007	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 5, 2007	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)