Form 10-Q
period 2008-01-26
VILLAGE SUPER MARKET INC
filed 2008-03-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 26, 2008

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

  ☒ Yes  □ No

  Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

              Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              □ Yes  ☒ No

              Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 4, 2008

Class A Common Stock, No Par Value	3,328,540 Shares
Class B Common Stock, No Par Value	3,188,152 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II

OTHER INFORMATION

Item 6.	Exhibits	19

	Signatures	19

PART I - FINANCIAL INFORMATION
Item 1     Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	January 26,	July 28,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$52,317	$53,846
Merchandise inventories	34,237	29,792
Patronage dividend receivable	2,729	6,400
Other current assets	10,130	7,994
Total current assets	99,413	98,032

Notes receivable from Wakefern	30,252	29,241
Property, equipment and fixtures, net	141,665	125,833
Investment in Wakefern	18,291	16,391
Goodwill	10,605	10,605
Other assets	4,588	3,021

TOTAL ASSETS	$304,814	$283,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$4,796	$5,375
Current portion of notes payable to Wakefern	686	134
Accounts payable to Wakefern	47,119	41,910
Accounts payable and accrued expenses	28,277	28,254
Total current liabilities	80,878	75,673

Long-term debt	26,446	21,517
Notes payable to Wakefern	1,443	250
Other liabilities	19,337	18,118

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 3,636 shares	23,304	22,649
Class B common stock - no par value, 3,188 shares issued and outstanding	1,035	1,035
Retained earnings	158,868	150,596
Accumulated other comprehensive loss	(4,336)	(4,526)
Less cost of Class A treasury shares (308 at January 26, 2008 and 312 at July 28, 2007)	(2,161)	(2,189)
Total shareholders’ equity	176,710	167,565

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$304,814	$283,123

 See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended	26 Wks. Ended	26 Wks. Ended
	Jan. 26, 2008	Jan. 27, 2007	Jan. 26, 2008	Jan. 27, 2007

Sales	$292,829	$270,396	$556,388	$521,865

Cost of sales	213,416	198,824	406,760	382,915

Gross profit	79,413	71,572	149,628	138,950

Operating and administrative expense	64,793	59,933	124,713	117,115

Depreciation and amortization	3,437	3,088	6,626	6,075

Operating income	11,183	8,551	18,289	15,760

Interest expense	(832)	(667)	(1,439)	(1,381)

Interest income	770	830	1,758	1,599

Income before income taxes	11,121	8,714	18,608	15,978

Income taxes	4,682	3,651	7,871	6,695

Net income	$6,439	$5,063	$10,737	$9,283

Net income per share:

Class A Common Stock:		Revised		Revised
Basic	$1.22	$.96	$2.03	$1.77
Diluted	$.98	$.78	$1.63	$1.43

Class B Common Stock:
Basic	$.79	$.63	$1.32	$1.15
Diluted	$.77	$.61	$1.29	$1.12

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Weeks Ended	26 Weeks Ended
	January 26, 2008	January 27, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,737	$9,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,626	6,075
Deferred taxes	(258)	(648)
Provision to value inventories at LIFO	475	500
Non-cash share-based compensation	583	551

Changes in assets and liabilities:
Merchandise inventories	(4,920)	(3,159)
Patronage dividend receivable	3,671	3,357
Accounts payable to Wakefern	5,209	2,762
Accounts payable and accrued expenses	422	1,938
Other assets and liabilities	(562)	764
Net cash provided by operating activities	21,983	21,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,748)	(5,927)
Acquisition of Galloway store assets	(3,500)	----
Investment in notes receivable from Wakefern	(1,011)	(28,252)
Net cash used in investing activities	(22,259)	(34,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of construction loan	6,776	---
Proceeds from exercise of stock options	20	36
Tax benefit related to share-based compensation	80	104
Principal payments of long-term debt and notes payable	(5,265)	(5,906)
Dividends	(2,864)	(1,609)
Net cash used in financing activities	(1,253)	(7,375)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,529)	(20,131)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,846	74,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,317	$54,580

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest	$1,593	$1,522
Income taxes	$6,889	$6,800
NON-CASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$1,900	$721
Financing lease obligation	$2,684	$ ---

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  (in Thousands) (Unaudited)

 1.           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 26, 2008 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 26, 2008 and January 27, 2007.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements included in the July 28, 2007 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.           The results of operations for the periods ended January 26, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

3.           At both January 26, 2008 and July 28, 2007, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $13,016 and $12,541 higher than reported at January 26, 2008 and July 28, 2007, respectively.

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

  The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 26, 2008

	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,921	$2,518	$6,536	$4,201
Conversion of Class B to Class A shares	2,518	---	4,201	---
Effect of share-based compensation on allocated net income	---	(61)	---	(95)
Net income allocated, diluted	$6,439	$2,457	$10,737	$4,106
Denominator:
Weighted average shares outstanding, basic	3,225	3,188	3,223	3,188
Conversion of Class B to Class A shares	3,188	---	3,188	---
Dilutive effect of share-based compensation	171	---	168	---
Weighted average shares outstanding, diluted	6,584	3,188	6,579	3,188

	13 Weeks Ended		26 Weeks Ended
	January 27, 2007 (Revised)

	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,069	$1,994	$5,625	$3,658
Conversion of Class B to Class A shares	1,994	---	3,658	---
Effect of share-based compensation on allocated net income	---	(46)	---	(75)
Net income allocated, diluted	$5,063	$1,948	$9,283	$3,583
Denominator:
Weighted average shares outstanding, basic	3,186	3,188	3,184	3,188
Conversion of Class B to Class A shares	3,188	---	3,188	---
Dilutive effect of share-based compensation	148	---	133	---
Weighted average shares outstanding, diluted	6,522	3,188	6,505	3,188

   Net income per share for the prior year periods on a revised basis is as follows:

	13 Weeks Ended		26 Weeks Ended
	January 27, 2007
	Class A	Class B	Class A	Class B
Net income per share – as revised:
Basic	$.96	$.63	$1.77	$1.15
Diluted	$.78	$.61	$1.43	$1.12

  In previous periods, the Company utilized the if-converted method of calculating both basic and diluted net income per share, as that method resulted in greater dilution than the two-class method.  Net income per share for the prior year periods as previously reported was as follows:

	13 Weeks Ended	26 Weeks Ended
	January 27, 2007

Net income per share – as previously reported:
Basic	$.79	$1.46
Diluted	$.78	$1.43

  Options to purchase 8 and 10 Class A shares were excluded from the calculation of diluted net income per share at January 26, 2008 and January 27, 2007, respectively, as a result of their anti-dilutive effect.

5.           Comprehensive income was $6,534 and $10,927 for the quarter and six-month periods ended January 26, 2008, and $5,063 and $9,283 for the quarter and six-month periods ended January 27, 2007. Comprehensive income consists of net income and, in fiscal 2008 also includes amortization of net losses and prior service costs on benefit plans, net of income taxes.

6.           The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	1/26/08	1/27/07	1/26/08	1/27/07

Service cost	$557	$480	$1,114	$960
Interest cost on projected benefit obligations	456	408	912	816
Expected return on plan assets	(368)	(310)	(736)	(620)
Amortization of gains and losses	154	181	308	362
Amortization of prior service costs	4	4	8	8
Net periodic pension cost	$803	$763	$1,606	$1,526

   As of January 26, 2008, the Company has contributed $84 to its pension plans in fiscal 2008.  The Company expects to contribute an additional $1,916 during the remainder of fiscal 2008 to fund its pension plans.

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

9.           Beginning in fiscal 2007, Village loaned the developer of the Franklin store a portion of the funds needed to prepare the site and construct the store.  This loan reached a maximum amount of $6,776 during the first quarter of fiscal 2008.  The loan was repaid during the second quarter of fiscal 2008.  The loan to the developer is presented as capital expenditures in the financial statements in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” as Village was considered the owner of the building during the construction period.  Upon completion of the construction, Village did not meet the requirements of FASB 98, “Accounting for Leases” to qualify for sale-leaseback treatment.  Therefore, the $6,776 construction loan and $2,684 of land and site costs paid by the landlord have been recorded as property and long-term debt in the consolidated balance sheet at January 26, 2008.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
________                        AND RESULTS OF OPERATIONS__     ___       ______
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

  On August 11, 2007, the Company acquired the fixtures and lease of a store location in Galloway Township, New Jersey from Wakefern for $3,500.  The store had previously been operated by a competitor.  The Company began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3, 2007 after the completion of a remodel.  In addition, the Company opened a 67,000 sq. ft. superstore in Franklin Township, New Jersey on November 7, 2007.

  The Company’s stores, five of which are owned, average 55,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

  We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.  In recent years, the Company, as well as many of our competitors, has faced increases in rates for electric and gas, and in employee health and pension costs.  These trends continue in fiscal 2008.

RESULTS OF OPERATIONS

  The following table sets forth the major components of the Consolidated Condensed  Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	1/26/08	1/27/07	1/26/08	1/27/07

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.88	73.53	73.11	73.38
Gross profit	27.12	26.47	26.89	26.62
Operating and administrative expense	22.13	22.17	22.41	22.44
Depreciation and amortization expense	1.17	1.14	1.19	1.16
Operating income	3.82	3.16	3.29	3.02
Interest expense	(.28)	(0.25)	(.26)	(0.27)
Interest income	.26	0.31	.31	0.31
Income before taxes	3.80	3.22	3.34	3.06
Income taxes	1.60	1.35	1.41	1.28
Net income	2.20%	1.87%	1.93%	1.78%

Sales.  Sales were $292,829 in the second quarter of fiscal 2008, an increase of 8.3% from the second quarter of the prior year.  Sales increased due to the opening of new stores in Galloway, New Jersey on October 3, 2007 and Franklin, New Jersey on November 7, 2007, and a 2.3% increase in same store sales.  Same store sales increased due to improved sales in one store due to the closing of a store by a competitor, higher sales in the Somers Point replacement store and food inflation.  These improvements were partially offset by reduced sales in five stores due to three competitive store openings and cannibalization from the opening of the Galloway and Franklin stores.  An increase in average transaction size contributed to the same store sales increase, as customer counts were flat, excluding the new stores.   We expect same store sales in the third quarter of fiscal 2008 of -1% to +1% based on our February sales, as consumers appear to be more cautious due to concerns about the economy and rising fuel and food prices.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

  Sales were $556,388 in the six-month period of fiscal 2008, an increase of 6.6% from the prior year.  Sales increased due to the opening of the two new stores and a 2.9% increase in same store sales.  Same store sales increased due to improved sales in one store due to the closing of a store by a competitor, higher sales in the Somers Point replacement store and food inflation.  These improvements were partially offset by reduced sales in four stores due to three competitive store openings and cannibalization from the opening of the Galloway store.

Gross profit.  Gross profit as a percentage of sales increased .65% in the second quarter of fiscal 2008 compared to the second quarter of the prior year primarily due to improved departmental gross margin percentages (.34%), reduced warehouse assessment charges from Wakefern (.17%), improved product mix (.11%), and reduced promotional spending (.09%).  Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than amounts accrued in the second quarter of both fiscal 2008 (.17%) and 2007 (.20%).
  Gross profit as a percentage of sales increased .27% in the six-month period of fiscal 2008 compared to the corresponding period of the prior year primarily due to improved departmental gross margin percentages (.24%), reduced warehouse assessment charges from Wakefern (.11%) and improved product mix (.09%).  These improvements were partially offset by increased promotional spending (.20%).

Operating and administrative expense.  Operating and administrative expense decreased .04% as a percentage of sales in the second quarter of fiscal 2008 compared to the second quarter of the prior year primarily due to refunds of property and liability insurance premiums (.16%) in the current year and the benefit of sales for the Franklin store without any rent expense as that lease is accounted for as a financing lease (.10%).  These decreases were partially offset by pre-opening expenses associated with the new Franklin store (.09%) and increased utility costs (.14%).
  Operating and administrative expense decreased by .03% as a percentage of sales in the six-month period of fiscal 2008 compared to the corresponding period of the prior year primarily due to refunds of property and liability insurance premiums in the current year (.14%) and the benefit of sales for the Franklin store without any rent expense as that lease is accounted for as a financing lease (.06%).   These decreases were partially offset by pre-opening expenses associated with the new Galloway and Franklin stores (.12%) and increased utility costs (.09%).

Depreciation and amortization.  Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2008 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the two new stores.

Interest expense.  Interest expense increased in the second quarter and six-month periods of fiscal 2008 compared to the corresponding periods of the prior year due to interest on the Franklin store financing lease, partially offset by lower interest expense due to payments on loans.

Interest income.  Interest income decreased slightly in the second quarter of fiscal 2008 compared to the corresponding period of the prior year primarily due to lower amounts of excess cash invested at Wakefern during the second quarter of fiscal 2008.   Interest income increased in the six-month period of fiscal 2008 compared to the prior year due to higher rates received on excess cash invested at Wakefern.

Income taxes.  The effective income tax rate was 42.1% and 42.3%, respectively, in the second quarter and six-month periods of fiscal 2008 compared to 41.9% in both corresponding periods of the prior year.  The effective income tax rate increased as a result of additional interest expense accrued on uncertain tax positions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.  As of January 26, 2008, there have been no changes to any of the critical accounting policies contained therein, except for the adoption of FIN 48 as described herein.
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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21,983 in the six-month period ended January 26, 2008 compared with $21,423 in the corresponding period of the prior year.  This increase is primarily attributable to improved net income and a larger increase in accounts payable in the current fiscal year, partially offset by a larger increase in inventories in the current fiscal year.  Inventories and payables increased primarily due to the addition of the two new stores.
During the first six months of fiscal 2008, Village used cash to fund capital expenditures of $17,748, debt payments of $5,265, the acquisition of the Galloway store assets of $3,500 and dividends of $2,864.  Capital expenditures consisted primarily of the funding of the construction and the equipment of the new, leased Franklin store, which opened on November 7, 2007 and the remodel of the Galloway store, which was acquired on August 11, 2007.  Debt payments made include the fifth installment of $4,286 on Village’s unsecured Senior Notes.  Working capital was $18,535 at January 26, 2008 compared to $22,359 at July 28, 2007.   The working capital ratio was 1.23 to 1 at January 26, 2008 compared 1.30 to 1 at July 28, 2007.  Working capital declined due to the use of cash to fund capital expenditures, debt payments and the acquisition of the Galloway store assets, which was partially offset by the construction loan repayment.  The Company’s working capital needs are reduced, since inventory is generally sold by the time payments to Wakefern and other suppliers are due.
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
Village loaned the developer of the Franklin store a portion of the funds needed to prepare the site and construct the store.  This loan reached the maximum amount of $6,776 during the first quarter of fiscal 2008.  The loan was repaid in full during the second quarter of fiscal 2008 and is presented as a financing obligation in long-term debt in the consolidated balanced sheet.  The loan to the developer is presented as capital expenditures in the financial statements in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”

There have been no substantial changes as of January 26, 2008 to the contractual obligations and commitments discussed on page 8 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007, except for the additional $1,900 required investment in Wakefern common stock and gross unrecognized tax benefits of $4,263 described herein.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 8, 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2008, except for additional required investments in Wakefern common stock of $1,900 and the acquisition of the Galloway store location described previously herein.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates.    As of January 26, 2008, the Company’s only variable rate borrowings relate to an interest rate swap agreement.  On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (6.66% at January 26, 2008) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At January 26, 2008, the remaining notional amount of the swap agreement was $2,857.  A 1% increase in interest rates, applied to the Company’s borrowings at January 26, 2008, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately
$29.  The fair value of the Company’s fixed rate debt approximates carrying value at January 26, 2008.
At January 26, 2008, the Company had demand deposits of $34,601 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.  At January 26, 2008, the Company had $30,252 of 15-month notes receivable due from Wakefern.  Approximately half of these notes earn a fixed rate of 7% and approximately half earn prime less 1.25%.

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
There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2008.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 5, 2008

Exhibit 99.2	First Quarter Report to Shareholders dated December 7, 2007

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 5, 2008	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 5, 2008	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)