Form 10-Q
period 2008-04-26
VILLAGE SUPER MARKET INC
filed 2008-06-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES	EXCHANGE ACT OF 1934.

For the quarterly period ended: April 26, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____   No __X__

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

June 2, 2008__
Class A Common Stock, No Par Value	3,427,640 Shares
Class B Common Stock, No Par Value	3,188,152 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)(Unaudited)

	April 26,	July 28,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$33,600	$53,846
Merchandise inventories	32,811	29,792
Patronage dividend receivable	4,805	6,400
Other current assets	8,595	7,994
Total current assets	79,811	98,032

Notes receivable from Wakefern	30,705	29,241
Property, equipment and fixtures, net	141,483	125,833
Investment in Wakefern	18,291	16,391
Goodwill	10,605	10,605
Other assets	4,619	3,021

TOTAL ASSETS	$285,514	$283,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,816	$5,375
Current portion of notes payable to Wakefern	186	134
Accounts payable to Wakefern	41,547	41,910
Accounts payable and accrued expenses	26,356	28,254
Total current liabilities	72,905	75,673

Long-term debt	26,324	21,517
Notes payable to Wakefern	1,397	250
Other liabilities	19,606	18,118

Commitment and contingencies

Shareholders' equity
Class A common stock – no par value, issued 3,761 shares at April 26, 2008 and 3,636 shares at July 28, 2007	25,274	22,649
Class B common stock - no par value, 3,188 shares issued and outstanding	1,035	1,035
Retained earnings	147,205	150,596
Accumulated other comprehensive loss	(4,241)	(4,526)
Less cost of Class A treasury shares ( 334 at April 26, 2008 and 312 at July 28, 2007)	(3,991)	(2,189)

Total shareholders’ equity	165,282	167,565

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$285,514	$283,123

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)(Unaudited)

	13 Wks. Ended	13 Wks. Ended	39 Wks. Ended	39 Wks. Ended
	Apr. 26, 2008	Apr. 28, 2007	Apr. 26, 2008	Apr. 28, 2007

Sales	$273,406	$255,314	$829,794	$777,179

Cost of sales	197,865	185,635	604,625	568,550

Gross profit	75,541	69,679	225,169	208,629

Operating and administrative expense	63,439	58,487	188,152	175,603

Depreciation and amortization expense	3,534	3,137	10,160	9,211

Operating income	8,568	8,055	26,857	23,815

Interest expense	(758)	(655)	(2,197)	(2,036)

Interest income	707	1,013	2,465	2,612

Income before income taxes	8,517	8,413	27,125	24,391

Income taxes	3,602	3,525	11,473	10,220

Net income	$4,915	$4,888	$15,652	$14,171

Net income per share:

Class A common stock:
Basic	$.92	$.93	$2.95	$2.70
Diluted	$.75	$.75	$2.38	$2.17

Class B common stock:
Basic	$.60	$.60	$1.92	$1.75
Diluted	$.60	$.59	$1.92	$1.71

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	April 26, 2008	April 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,652	$14,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,160	9,211
Deferred taxes	(387)	(675)
Provision to value inventories at LIFO	825	700
Non-cash share-based compensation	1,085	833
Changes in assets and liabilities:
Merchandise inventories	(3,844)	(1,750)
Patronage dividend receivable	1,595	1,421
Accounts payable to Wakefern	(363)	(3,706)
Accounts payable and accrued expenses	(1,499)	1,349
Other assets and liabilities	1,462	2,022
Net cash provided by operating activities	24,686	23,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,088)	(9,754)
Acquisition of Galloway store assets	(3,500)	------
Investment in notes receivable fromWakefern	(1,464)	(28,739)
Net cash used in investing activities	(26,052)	(38,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of construction loan	6,776	------
Proceeds from exercise of stock options	316	216
Tax benefit related to share-based compensation	1,421	452
Principal payments of long-term debt and notes payable	(5,952)	(6,462)
Treasury stock purchases	(1,999)	------
Dividends	(19,442)	(2,576)
Net cash used in financing activities	(18,880)	(8,370)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,246)	(23,287)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,846	74,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,600	$51,424

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest	$2,517	$2,445
Income taxes	$10,919	$10,452
NON-CASH SUPPLEMENTAL DISCLOSURE:
Investment in Wakefern	$1,900	$721
Financing lease obligation	$2,684	$ ------

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  (in Thousands, except per share amounts) (Unaudited)

1.         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 26, 2008 and the consolidated results of operations for the thirteen and thirty-nine week periods ended April 26, 2008 and April 28, 2007 and cash flows for the thirty-nine weeks ended April 26, 2008 and April 28, 2007.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2007 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.         The results of operations for the periods ended April 26, 2008 are not necessarily indicative of the expected results for the full year.

3.         At both April 26, 2008 and July 28, 2007, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $13,366 and $12,541 higher than reported at April 26, 2008 and July 28, 2007, respectively.

4.         The Company computes net income per share using the two-class method, an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.  Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than our Class B common stock, in accordance with the classes respective dividend rights.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 26, 2008
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$2,992	$1,923	$9,528	$6,124
Conversion of Class B to Class A shares	1,923	----	6,124	----
Effect of share-based compensation on allocated net income	----	----	----	----
Net income allocated, diluted	$4,915	$1,923	$15,652	$6,124

Denominator:
Weighted average shares outstanding, basic	3,239	3,188	3,228	3,188
Conversion of Class B to Class A shares	3,188	----	3,188	----
Dilutive effect of share-based compensation	152	----	163	----
Weighted average shares outstanding, diluted	6,579	3,188	6,579	3,188

	13 Weeks Ended		39 Weeks Ended
	April 28, 2007
	Class A	Class B	Class A	Class B

Numerator:
Net income allocated, basic	$2,966	$1,922	$8,591	$5,580
Conversion of Class B to Class A shares	1,922	---	5,580	----
Effect of share-based compensation on allocated net income	----	(47)	---	(122)
Net income allocated, diluted	$4,888	$1,875	$14,171	$5,458

Denominator:
Weighted average shares outstanding, basic	3,194	3,188	3,187	3,188
Conversion of Class B to Class A shares	3,188	---	3,188	---
Dilutive effect of share-based compensation	165	---	144	---
Weighted average shares outstanding, diluted	6,547	3,188	6,519	3,188

Options to purchase 100 and 6 Class A shares were excluded from the calculation of diluted net income per share at April 26, 2008 and April 28, 2007, respectively, as a result of their anti-dilutive effect.

5.         Comprehensive income was $5,010 and $15,937 for the quarter and nine-month periods ended April 26, 2008, and $4,888 and $14,171 for the quarter and nine-month periods ended April 28, 2007.  Comprehensive income consists of net income and, in fiscal 2008 also includes amortization of net losses and prior service costs on benefit plans, net of income taxes.

6.         The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans include the following components:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended 4/26/08	Ended 4/28/07	Ended 4/26/08	Ended 4/28/07
Service cost	$557	$480	$1,671	$1,440
Interest cost on projected benefit obligations	456	408	1,368	1,224
Expected return on plan assets	(368)	(310)	(1,104)	(930)
Amortization of gains and losses	154	181	462	543
Amortization of prior service costs	4	4	12	12
Net periodic pension cost	$803	$736	$2,409	$2,289

      As of April 26, 2008, the Company has contributed $518 to its pension plans in fiscal 2008.  The Company expects to contribute an additional $1,482 in the fourth quarter of fiscal 2008 to fund its pension plans.

7.         On August 11, 2007, the Company acquired the fixtures and lease of a new store location in Galloway Township, New Jersey from Wakefern for $3,500.  The purchase price was allocated to equipment and leasehold interest based on their estimated fair values.

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

As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $4,263 (gross), of which $2,771 (net of federal benefit) would decrease the effective tax rate if recognized.  At April 26, 2008, the total amount of unrecognized tax benefits for uncertain tax positions was $5,899 (gross), of which $3,834 (net of federal benefit) would decrease the effective tax rate if recognized.  The Company recognizes interest and penalties on income taxes in income tax expense.  The amount of accrued interest and penalties included in the consolidated condensed balance sheets were $1,326 and $866, respectively, at April 26, 2008 and July 29, 2007.

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

9.         Beginning in fiscal 2007, Village loaned the developer of the Franklin store a portion of the funds needed to prepare the site and construct the store.  This loan reached a maximum amount of $6,776 during the first quarter of fiscal 2008 and was repaid in the second quarter of fiscal 2008.  The developer loan is presented as capital expenditures in the financial statements in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” as Village was considered the owner of the building during the construction period.  Upon completion of the construction, Village did not meet the requirements of FASB 98, “Accounting for Leases” to qualify for sale-leaseback treatment.  Therefore, the $6,776 construction loan and $2,684 of land and site costs paid by the landlord were recorded as property and long-term debt.

10.       Dividends paid in fiscal 2008 of $19,442 include special dividends totaling $16,578 paid in the third quarter, which consisted of $3.00 per Class A common share and $1.95 per Class B common share.

11.       NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).   SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS 161 to have a material effect on our financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

12.       On March 14, 2008, the Board of Directors of the Company granted 92 incentive stock options and 125 restricted stock awards to employees and directors under the Village Super Market, Inc. 2004 Stock Plan. Incentive stock options, which were granted at the fair value of the Company’s stock, vest primarily over a three-year service period and are exercisable up to ten years from the date of grant. Restricted stock awards vest over a three-year service period. The Company is recording compensation expense for these grants over the vesting period.

The Company recorded compensation expense in the quarter ended April 26, 2008 for these grants in the amount of $283.  The grant date fair value of the restricted shares was $6,345.  The fair value of the options was estimated at $11.02 per share using the Black-Scholes option pricing model with the following assumptions: expected life - five years; expected volatility - 28%; expected dividend yield - 2.36%; and risk free interest rate - 2.37%.  In addition, the total fair value of restricted shares vested in the third quarter of 2008 was $ 5,147.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
OVERVIEW

The Company operates a chain of 25 Shop Rite supermarkets in New Jersey and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

On August 11, 2007, the Company acquired the fixtures and lease of a store location in Galloway Township, New Jersey from Wakefern for $3,500.  The store had previously been operated by a competitor.  Village began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3, 2007 after the completion of a remodel.  In addition, the Company opened a 67,000 sq. ft. superstore in Franklin Township, New Jersey on November 7, 2007.

The Company’s stores, five of which are owned, average 55,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.  In recent years, the Company, as well as many of our competitors, has faced increases in rates for electric and gas, and employee health and pension costs. These trends continue in fiscal 2008.

RESULTS OF OPERATIONS

  The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	4/26/08	4/28/07	4/26/08	4/28/07
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.37	72.71	72.86	73.16
Gross profit	27.63	27.29	27.14	26.84
Operating and administrative expense	23.20	22.91	22.67	22.59
Depreciation and amortization expense	1.29	1.23	1.23	1.19
Operating income	3.14	3.15	3.24	3.06
Interest expense	(0.28)	(0.26)	(0.27)	(0.26)
Interest income	0.26	0.40	0.30	0.34
Income before taxes	3.12	3.29	3.27	3.14
Income taxes	1.32	1.38	1.38	1.32
Net income	1.80%	1.91%	1.89%	1.82%

Sales.  Sales were $273,406 in the third quarter of fiscal 2008, an increase of 7.1% from the third quarter of the prior year.  Sales increased primarily due to the opening of new stores in Galloway, New Jersey on October 3, 2007 and Franklin, New Jersey on November 7, 2007.  Same store sales increased .4% in the third quarter of fiscal 2008.   Same stores sales increased due to improved sales in one store due to the closing of a store by a competitor and food inflation.  These improvements were offset by reduced sales in four stores due to two competitive store openings and cannibalization from the opening of the Galloway and Franklin stores.  In addition, sales were negatively impacted by increased sale item penetration and trading down as consumers appeared to be more cautious due to concerns about the economy, and rising fuel and food prices.  Average transaction size declined slightly and customer count increased slightly, excluding the two new stores, in the third quarter of fiscal 2008.  Based on improved sales in May, we expect a same store sales increase of 1% to 3% in the fourth quarter of fiscal 2008. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $829,794 in the nine-month period of fiscal 2008, an increase of 6.8% from the prior year.  Sales increased due to the opening of the two new stores and a 2.1% increase in same store sales.  Same store sales increased due to improved sales in one store due to the closing of a store by a competitor, higher sales in the Somers Point replacement store and food inflation.  These improvements were partially offset by reduced sales in four stores due to three competitive store openings and cannibalization from the opening of the Galloway store.

Gross Profit.  Gross profit as a percentage of sales increased .34% in the third quarter of fiscal 2008 compared to the third quarter of the prior year primarily due to improved departmental gross margin percentages (.26%), improved product mix (.10%),  and reduced warehouse assessment charges from Wakefern (.05%).  These improvements were partially offset by increased LIFO charges in the current year (.05%).

Gross profit as a percentage of sales increased .30% in the nine-month period of fiscal 2008 compared to the corresponding period of the prior year primarily due to improved departmental gross margin percentages (.24%), reduced warehouse assessment charges from Wakefern (.10%) and  improved product mix (.09%).  These improvements were partially offset by increased promotional spending (.14%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .29% in the third quarter of fiscal 2008 compared to the third quarter of the prior year primarily due to increased fringe benefit (.13%), utilities (.11%) and maintenance (.06%) costs.  These increases were partially offset by the benefit of sales for the Franklin store without any rent expense as that lease is accounted for as a financing lease (.06%).

Operating and administrative expense as a percentage of sales increased .08% in the nine-month period of fiscal 2008 compared to the corresponding period of the prior due to increased utilities (.10%) and  fringe benefit (.08%) costs, and pre-opening expenses associated with the two new stores (.08%).  These increases were partially offset by refunds of property and liability insurance premiums (.09%) and the benefit of sales for the Franklin store without any rent expense as that lease is accounted for as a financing lease (.03%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month periods of fiscal 2008 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the two new stores.

Interest Expense.  Interest expense increased in the third quarter and nine-month periods of fiscal 2008 compared to the corresponding periods of the prior year due to interest on the Franklin store financing lease, partially offset by lower interest expense due to payments on loans.

Interest Income.  Interest income declined in the third quarter and nine-month periods of fiscal 2008 compared to the corresponding periods of the prior year due to lower amounts of excess cash invested at Wakefern and lower interest rates received.

Income Taxes.  The effective income tax rate was 42.3% in the third quarter and nine-month periods of fiscal 2008 compared to 41.9% in both corresponding periods of the prior year.  The effective income tax rate increased as a result of additional interest expense accrued on uncertain tax positions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, and accounting for pension plans are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.  As of April 26, 2008, there have been no changes to any of the critical accounting policies contained therein, except for the adoption of FIN 48 as described herein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24,686 in the nine-month period ended April 26, 2008 compared with $23,576 in the corresponding period of the prior year.  This increase is primarily attributable to improved net income, higher depreciation and a smaller decline in accounts payable in the current fiscal year, partially offset by a larger increase in inventories in the current fiscal year.  Inventories increased primarily due to the addition of the two new stores.

During the first nine months of fiscal 2008, Village used cash to fund capital expenditures of $21,088, dividends of $19,442, debt payments of $5,952, the acquisition of the Galloway store assets for $3,500 and treasury stock purchases of $1,999.  Capital expenditures consisted primarily of the funding of the construction and the equipment of the new, leased Franklin store, which opened on November 7, 2007, and the remodel of the Galloway store, which was acquired on August 11, 2007.  Dividends paid include $16,578 of special dividends, consisting of $3.00 per Class A common share and $1.95 per Class B common share paid in the third quarter.  Debt payments made include the fifth installment of $4,286 on Village’s unsecured Senior Notes.  Treasury stock purchases represent restricted shares withheld upon vesting at employees’ request to satisfy tax obligations.

Working capital was $6,906 at April 26, 2008 compared $22,359 at July 28, 2007.  The working capital ratio was 1.09 to 1 at April 26, 2008 compared to 1.30 to 1 at July 28, 2007.  Working capital declined due to the use of cash to fund capital expenditures, dividends, debt payments and the acquisition of the Galloway stores assets, which was partially offset by the construction loan repayment.  The Company’s working capital needs are reduced, since inventory is generally sold before payments to Wakefern and other suppliers are due.

Village has budgeted $25,000 for capital expenditures in fiscal 2008.  In addition to the Franklin and Galloway stores, planned expenditures include the site work for a replacement store in Washington, New Jersey.  We believe certain conditions in the lease for the current store in Washington have been triggered extending the lease term to at least January 31, 2009, which is before the replacement store is expected to be completed.  Construction of the replacement store has not begun as the approval obtained for the construction of the new store is being contested by a third party.   The Company’s primary sources of liquidity in fiscal 2008 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2008.

Village loaned the developer of the Franklin store a portion of the funds needed to prepare the site and construct the store.  This loan reached the maximum amount of $6,776 during the first quarter of fiscal 2008.  The loan was repaid in full during the second quarter of fiscal 2008 and is presented as a financing obligation in long-term debt in the consolidated balance sheet.  The loan to the developer is presented as capital expenditures in the financial statements in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”

There have been no other substantial changes as of April 26, 2008 to the contractual obligations and commitments discussed on page 8 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007, except for the additional $1,900 required investment in Wakefern common stock and gross unrecognized tax benefits of $5,899 described herein.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 8, 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2007.  There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2008, except for additional required investments in Wakefern stock of $1,900 and the acquisition of the Galloway store location described previously herein.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates.  As of April 26, 2008, the Company’s only variable rate borrowings relate to an interest rate swap agreement.  On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (6.40% at April 26, 2008) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At April 26, 2008 the remaining notional amount of the swap agreement was $2,857.  A 1% increase in interest rates, applied to the Company’s borrowings at April 26, 2008, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $29.  The fair value of the Company’s fixed rate debt approximates carrying value at April 26, 2008.

At April 26, 2008, the Company had demand deposits of $19,195 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.  At April 26, 2008, the Company had $30,705 of 15-month notes receivable due from Wakefern.  Approximately half of these notes earn a fixed rate of 7% and approximately half earn prime less 1.25%.

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
.
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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2008.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1	-	Certification

Exhibit 31.2	-	Certification

Exhibit 32.1	-	Certification (furnished, not filed)

Exhibit 32.2	-	Certification (furnished, not filed)

Exhibits 99.1	-	Press Release dated June 4, 2008

Exhibit 99.2	-	Second Quarter Report to Shareholders dated March 17,

           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: June 4, 2008	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 4, 2008	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer