Form 10-K
period 2008-07-26
VILLAGE SUPER MARKET INC
filed 2008-10-08
CIK 103595

UNITED STATES
        SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
            For the fiscal year ended:  July 26, 2008.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes__  No   X .

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

Indicate by check mark whether the registrant is a shell company.  Yes __  No  X.

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $110.9 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $10.3 million based upon the closing price of the Class A shares on the NASDAQ on January 26, 2008, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 7, 2008

Class A common stock, no par value	3,440,582 Shares
Class B common stock, no par value	3,188,152 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2008 Annual Report to Shareholders and the 2008 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 5, 2008 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7, 7A, and 8 and Part III.

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

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  At July 26, 2008, Village operated a chain of twenty-five ShopRite supermarkets, seventeen of which are located in northern New Jersey, one in northeastern Pennsylvania and seven in southern New Jersey.  The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.  During fiscal 2008, sales per store were $46,990 and sales per selling square foot were $1,068.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village concentrates on the development of superstores.

On August 11, 2007, Village acquired the store fixtures and lease of a location in Galloway Township, New Jersey from Wakefern for $3,500.  This store had previously been operated by a competitor.  The Company began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3 after the completion of an extensive remodel.  Village opened a new 67,000 sq. ft. store in Franklin, New Jersey on November 7, 2007.    Below is a summary of the range of store sizes at July 26, 2008:

Total Square Feet	Number of Stores

Greater than 60,000	10
50,001 to 60,000	6
40,000 to 50,000	7
Less than 40,000	2

Total	25

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

Product Categories	Fiscal Year Ended In July_

	2008	2007	2006

Groceries	38.5%	38.6%	38.7%
Dairy and Frozen	17.2	16.5	16.4
Meats	10.0	10.0	10.0
Non-Foods	8.5	8.8	8.9
Produce	11.4	11.5	11.4
Appetizers and prepared food	5.5	5.4	5.3
Seafood	2.3	2.3	2.3
Pharmacy	4.8	5.1	5.2
Bakery	1.8	1.8	1.8
Other	-----	-----	-----
	100.0%	100.0%	100.0%

Number of superstores	23	21	21

Selling square feet represented by superstores	95%	95%	95%

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

The Company has budgeted approximately $30 million for capital expenditures in fiscal 2009.  Planned expenditures include construction costs and equipment for a replacement store in Washington, New Jersey and a new store in Marmora, New Jersey.  Construction of the Washington replacement store was delayed as the approvals previously obtained were contested by a third party. Construction began in September 2008 with an expected opening in spring 2009.  We believe certain conditions in the lease for the current store in Washington have been triggered extending the lease term until at least January 31, 2009, which is before the expected completion of the replacement store.  The Company is currently negotiating to further extend the lease term to eliminate the possibility of a period of time between the closing of the current Washington store and the opening of the replacement store.

In fiscal 2008, Village completed the construction of the Franklin store, which opened on November 7, 2007, and acquired and remodeled a store in Galloway, New Jersey, which opened on August 11, 2007.

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

The general difficulty in developing retail properties in the Company's primary trading area has prevented the Company from opening the desired number of new stores.  Additional store remodelings and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 15% of Wakefern’s outstanding stock as of July 26, 2008.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 44 shareholder members operate 242 supermarkets and other retail formats, including 61 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 13.5% of sales in fiscal 2008.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

While Wakefern has a substantial professional staff, it operates as a member owned cooperative.  Executives of most members make contributions of time to the business of Wakefern.  Senior executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchasing, merchandising and other programs.  James Sumas, the Company’s Chief Executive Officer, is Vice Chairman of Wakefern, and a member of the Wakefern Board of Directors.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton and Jamesburg, New Jersey and  Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2008, 2007 and 2006.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $18,291 at July 26, 2008.  The total amount of debt outstanding from all capital pledges to Wakefern is $1,536 at July 26, 2008.  The maximum per store capital contribution increased from $675 to $700 in fiscal 2008, resulting in an additional $500 capital pledge, which was paid in fiscal 2008.

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

TECHNOLOGY

The Company considers automation and information technology important to its operations and competitive position.  All stores utilize sophisticated point of sale systems.  Electronic payment options are offered at all checkout locations.  We plan to replace these point of sale systems beginning in fiscal 2009.  We recently upgraded our communication network, which is used for reliable, high speed processing of electronic payments and transmission of data.

The Company’s commitment to advanced point of sale and communication systems enables it to participate in Price Plus, ShopRite’s preferred customer program.  Customers receive electronic discounts by presenting a scannable Price Plus card.  This technology also enables Village to offer continuity programs and focus on target marketing initiatives.

The Company began installing self-checkout systems in fiscal 2002.  Currently, fifteen stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs.  Additional locations are planned for fiscal 2009.  In fiscal 2007, we installed RFID readers in all checkout lanes to enable contactless payment options for customers to quicken checkout times.

Village utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs.  The Company utilizes a direct store delivery system, consisting of personal computers and advanced hand held scanners, for product not purchased through Wakefern to provide equivalent cost and retail price control over these products.  In fiscal 2007, both of these systems were replaced with upgraded versions.

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

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Wegmans and Foodtown.  Many of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2008, the Company employed approximately 4,700 persons with approximately 70% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. A contract with a union representing employees in one store expired in June 2007.  Negotiations with this union continue as the store operates under the expired contract.  Contracts with the Company’s other five unions expire between April 2009 and March 2012.  Most of the Company’s competitors in New Jersey are similarly unionized.

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

WASHINGTON CONSTRUCTION

    The Company began construction of the replacement store in Washington, New Jersey, which is land leased, despite a pending appeal of the approvals received from the Township.   Management believes, based on an opinion obtained from a prominent land use attorney, there is only a slim possibility of the approvals obtained being overturned and the Company’s expenditures and assets being at risk.

FINANCIAL ENVIRONMENT

We maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.  Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits. In addition, in the current environment, we cannot be assured that Village’s $20 million revolving credit line will be available for borrowing, or that Village will be able to replace the credit line upon its expiration on September 16, 2009.   We do not anticipate drawing on the credit line prior to its expiration, except for letters of credit to insure construction performance guarantees to municipalities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of July 26, 2008, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining twenty supermarkets (containing 1,059,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Eleven of these leased stores are located in shopping centers and the remaining nine are freestanding stores.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 26, 2008 was approximately $11,356.

We believe certain conditions in the lease for current store in Washington, New Jersey have been triggered extending the lease term to at least January 31, 2009, which is before the expected completion of the replacement store in spring 2009.   The Company is currently negotiating to further extend the lease term to eliminate the possibility of a period of time between the closing of current store and the opening of the replacement store.

Village is a limited partner in three partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES  OF EQUITY SECURITIES

The information required by this Item is incorporated by reference from Information appearing on Page 28 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2008 and in the Company’s definitive Proxy Statement to be filed on or before November 3, 2008 in connection with its Annual Meeting scheduled to be held on December 5, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2008.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 4 through 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES  ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 10 to 27 in the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from information appearing on page 27 in the Company’s Annual Report to Shareholders for the fiscal year ended July 26, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2008, in connection with its Annual Meeting scheduled to be held on December 5, 2008.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2008, in connection with its Annual Meeting scheduled to be held on December 5, 2008.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2008, in connection with its annual meeting scheduled to be held on December 5, 2008.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
       AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 3, 2008, in connection with its annual meeting scheduled to be held on December 5, 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 3, 2008 in connection with its annual meeting scheduled to be held on December 5, 2008.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements:

		Consolidated Balance Sheets - July 26, 2008 and July 28, 2007.

		Consolidated Statements of Operations - years ended July 26, 2008, July 28, 2007 and July 29, 2006.

		Consolidated Statements of Shareholders' Equity and Comprehensive Income – years ended July 26, 2008, July 28, 2007 and July 29, 2006.

		Consolidated Statements of Cash Flows - years ended July 26, 2008, July 28, 2007 and July 29, 2006.

		Notes to consolidated financial statements.

     The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 26, 2008.

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
Village Super Market, Inc.

By:	/s/	Kevin Begley	By:	/s/	James Sumas___ _______
		Kevin Begley			James Sumas
		Chief Financial &			Chief Executive Officer
Principal Accounting Officer

Date:  October 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

Village Super Market, Inc.

/s/	Perry Sumas	/s/	James Sumas__________
	Perry Sumas, Director		James Sumas, Director
	October 8, 2008		October 8, 2008

/s/	Robert Sumas	/s/	William Sumas__________
	Robert Sumas, Director		William Sumas, Director
	October 8, 2008		October 8, 2008

/s/	John P. Sumas	/s/	John J. McDermott_______
	John P. Sumas, Director		John J. McDermott, Director
	October 8, 2008		October 8, 2008

/s/	David C . Judge	/s/	Steven Crystal__________
	David C. Judge, Director		Steven Crystal, Director
	October 8, 2008		October 8, 2008