Form 10-Q
period 2008-10-25
VILLAGE SUPER MARKET INC
filed 2008-12-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 25, 2008

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

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____    No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
December 2, 2008

Class A Common Stock, No Par Value	3,441,082 Shares
Class B Common Stock, No Par Value	3,188,152 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Statements of Operations	4

Consolidated Condensed Statements of Cash Flows	5

Notes to Consolidated Condensed Financial Statements	6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3. Quantitative & Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

PART II

OTHER INFORMATION

Item 6. Exhibits	16

Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)
	October 25,	July 26,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$41,961	$47,889
Merchandise inventories	34,272	33,073
Patronage dividend receivable	9,395	6,878
Other current assets	10,350	9,863
Total current assets	95,978	97,703

Notes receivable from Wakefern	31,545	31,121
Property, equipment and fixtures, net	147,421	141,752
Investment in Wakefern	18,841	18,291
Goodwill	10,605	10,605
Other assets	4,552	4,573

	$308,942	$304,045

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$4,738	$4,801
Current portion of notes payable to Wakefern	751	198
Accounts payable to Wakefern	47,090	52,345
Accounts payable and accrued expenses	25,119	25,165
Income taxes payable	11,053	6,323
Total current liabilities	88,751	88,832

Long-term debt	25,795	26,160
Notes payable to Wakefern	1,289	1,338
Other liabilities	16,798	16,684
Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 3,761 shares	26,102	25,458
Class B common stock - no par value 3,188 shares issued and outstanding	1,035	1,035
Retained earnings	156,992	152,445
Accumulated other comprehensive loss	(3,990)	(4,071)
Less cost of Class A treasury shares (320 at October 25, 2008 and 321 at July 26, 2008)	(3,830)	(3,836)

Total shareholders’ equity	176,309	171,031

	$308,942	$304,045

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 25, 2008	October 27, 2007

Sales	$290,984	$263,559

Cost of sales	211,513	193,344

Gross profit	79,471	70,215

Operating and administrative expense	64,772	59,920

Depreciation and amortization	3,617	3,189

Operating income	11,082	7,106

Interest expense	(726)	(607)

Interest income	568	988

Income before income taxes	10,924	7,487

Income taxes	4,557	3,189

Net income	$6,367	$4,298

Net income per share:
Class A common stock:
Basic	$1.18	$81
Diluted	$.97	$.65

Class B common stock:
Basic	$.77	$.53
Diluted	$.76	$.52

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)
	13 Wks. Ended	13 Wks.Ended
	Oct. 25, 2008	Oct. 27, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,367	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,617	3,189
Deferred taxes	(240)	(129)
Provision to value inventories at LIFO	300	200
Non-cash share-based compensation	634	290

Changes in assets and liabilities:
Merchandise inventories	(1,499)	(3,224)
Patronage dividend receivable	(2,517)	(2,367)
Accounts payable to Wakefern	(5,255)	1,299
Accounts payable and accrued expenses	(46)	1,115
Income taxes payable	4,730	2,597
Other assets and liabilities	(31)	(1,029)
Net cash provided by operating activities	6,060	6,239

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable from Wakefern	(424)	(513)
Capital expenditures	(5,286)	(13,117)
Acquisition of Galloway store assets	-----	(3,500)
Net cash used in investing activities	(5,710)	(17,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	10	20
Tax benefit related to share-based compensation	6	80
Principal payments of long-term debt and notes payable	(4,474)	(4,767)
Dividends	(1,820)	(1,351)
Net cash used in financing activities	(6,278)	(6,018)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,928)	(16,909)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,889	53,846

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,961	$36,937

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$933	$922
Income taxes	$89	$245
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$550	$1,200
Financing lease obligation	$4,000	$ -----

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 25, 2008 and the consolidated results of operations and cash flows for the thirteen week periods ended October 25, 2008 and October 27, 2007.

The significant accounting policies followed by Village Super Market, Inc. (“Village” or the “Company”) are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2008 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.         The results of operations for the period ended October 25, 2008 are not necessarily indicative of the results to be expected for the full year.

3.         At both October 25, 2008 and July 26, 2008, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $13,583 and $13,283 higher than reported at October 25, 2008 and July 26, 2008, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.
	13 Weeks Ended
	October 25, 2008
	Class A	Class B
Numerator:
Net income allocated, basic	$3,918	$2,449
Conversion of Class B to Class A shares	2,449	-----
Effect of share-based compensation on allocated net income	----	(27)
Net income allocated, diluted	$6,367	$2,422

Denominator:
Weighted average shares outstanding, basic	3,315	3,188
Conversion of Class B to Class A shares	3,188	----
Dilutive effect of share-based compensation	85	-----
Weighted average shares outstanding, diluted	6,588	3,188

	13 Weeks Ended
	October 27, 2007
	Class A	Class B
Numerator:
Net income allocated, basic	$2,615	$1,683
Conversion of Class B to Class A shares	1,683	-----
Effect of share-based compensation on allocated net income	----	(35)
Net income allocated, diluted	$4,298	$1,648

Denominator:
Weighted average shares outstanding, basic	3,221	3,188
Conversion of Class B to Class A shares	3,188	-----
Dilutive effect of share-based compensation	164	------
Weighted average shares outstanding, diluted	6,573	3,188

Class A shares of 104 and 14 issuable under share-based compensation plans were excluded from the calculation of diluted net income per share at October 25, 2008 and October 27, 2007, respectively, as a result of their anti-dilutive effect.

5.         Comprehensive income was $6,448 and $4,393 for the quarters ended October 25, 2008 and October 27, 2007, respectively.  Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.         The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 25, 2008	October 27, 2007

Service cost	$603	$557
Interest cost on projected benefit obligations	520	456
Expected return on plan assets	(434)	(368)
Amortization of gains and losses	133	154
Amortization of prior service costs	2	4

Net periodic pension cost	$824	$803

As of October 25, 2008, the Company has contributed $24 to its pension plans in fiscal 2009.  The Company expects to contribute an additional $2,976 during the remainder of fiscal 2009 to fund its pension plans.

7.         In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The provisions of SFAS 157 were effective beginning in fiscal 2009. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s 2010 fiscal year as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill and other long-lived assets. The Company adopted the provisions of SFAS 157 as of July 27, 2008 for financial assets and liabilities and its adoption did not have a material impact on the consolidated financial position or results of operations. Management is currently evaluating the effect that adoption of SFAS 157 for its non-financial assets and liabilities will have on the Company’s consolidated financial position and results of operations.

As of October 25, 2008, the Company’s financial assets and liabilities required to be measured at fair value consisted of one interest rate swap agreement with an immaterial fair value based on level 2 inputs.  The level 2 inputs used are observable, either directly or indirectly, such as interest rates and yield curves at commonly quoted intervals.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The provisions of SFAS 159 were effective beginning in fiscal 2009 and the Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

8.         Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” Village is considered the owner of the Marmora land and building during the construction period as Village has an unlimited obligation to cover building construction costs over a certain amount.  Therefore, $4,000 of land, site costs and construction costs paid by the landlord to date are recorded as property and long-term debt at October 25, 2008.

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

The Company’s stores, five of which are owned, average 56,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

We consider a variety of indicators to evaluate our performance, such as same store sales; sales per store; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.  In recent years, Village, as well as many of our competitors, has experienced increases in rates for electricity and gas, and in  employee health and pension costs.   These trends are expected to continue in fiscal 2009.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	10/25/08	10/27/07
Sales	100.00%	100.00%
Cost of sales	72.69	73.36
Gross profit	27.31	26.64
Operating and administrative expense	22.26	22.73
Depreciation and amortization	1.24	1.21
Operating income	3.81	2.70
Interest expense	( .25)	(.23)
Interest income	.20	.37
Income before taxes	3.76	2.84
Income taxes	1.57	1.21
Net income	2.19%	1.63%

Sales.  Sales were $290,984 in the first quarter of fiscal 2009, an increase of 10.4% compared to the first quarter of the prior year.  Sales increased primarily due to the opening of the new stores in Galloway, New Jersey on October 3, 2007 and Franklin, New Jersey on November 7, 2007.  Same store sales increased 4.2%.  Improved transaction count and average transaction size, and food inflation all contributed to the increase in same store sales.  These improvements were partially offset by reduced sales in two stores due to cannibalization from the opening of the Galloway and Franklin stores.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales increased .67% in the first quarter of fiscal 2009 compared to the first quarter of the prior year due to improved departmental gross margin percentages (.36%), lower promotional spending (.22%) and improved product mix (.16%).  Promotional spending declined due to less of the estimated cost of this year’s Thanksgiving loyalty program being allocated to the first quarter of fiscal 2009 than the prior year allocation due to changes in the program timing.  As a result, the second quarter of fiscal 2009 will include a larger allocation of the Thanksgiving loyalty program than the prior year.

Operating and Administrative Expense.  Operating and administrative expense decreased .47% as a percentage of sales in the first quarter of fiscal 2009 compared to the first quarter of the prior year primarily due to reduced payroll costs in fiscal 2009 (.47%) and the prior year including store pre-opening costs (.14%), partially offset by increased utility costs (.10%).  Payroll costs as a percentage of sales improved due to operating leverage resulting from the 4.2% same store sales increase and reduced labor due to store technology improvements.

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2009 compared to the first quarter of the prior year due to depreciation related to fixed asset additions for the two new stores.

Interest Expense.  Interest expense increased in the first quarter of fiscal 2009 compared to the first quarter of the prior year due to interest on the Franklin store financing lease, partially offset by lower interest expense due to debt payments.

Interest Income.  Interest income decreased in the first quarter of fiscal 2009 compared to the first quarter of the prior year primarily due to lower amounts of excess cash invested at Wakefern and lower interest rates received.  This is in part due to the special dividend paid in April 2008.

Income Taxes.  The effective income tax rate was 41.7% in the first quarter of fiscal 2009 compared to 42.6% in the first quarter of the prior year.  The effective income tax rate for all of fiscal 2008 was 41.9%.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2008.  As of October 25, 2008, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,060 in the first quarter of fiscal 2009 compared with $6,239 in the corresponding period of the prior year.  Improved net income and a smaller increase in inventories in fiscal 2009 were offset by a reduction in payables in the current fiscal year compared to an increase in payables in the prior year.

During the first quarter of fiscal 2009, Village used cash to fund capital expenditures of $5,286, debt payments of $4,474 and dividends of $1,820.  Capital expenditures consisted primarily of construction for a replacement store in Washington, New Jersey and a new store in Marmora, New Jersey and several small remodels.  Debt payments include the sixth installment of $4,286 on Village’s unsecured Senior Notes.

Working capital was $7,227 at October 25, 2008 compared to $8,871 at July 26, 2008.  The working capital ratio was 1.1 to 1 at both October 25, 2008 and July 26, 2008.  Working capital remained the same as the timing of payments resulted in a reduction in accounts payable and cash at October 25, 2008 compared to July 26, 2008.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $30 million for capital expenditures in fiscal 2009.  Planned expenditures include the ongoing construction and equipment for the replacement store in Washington, New Jersey and the new store in Marmora, New Jersey.  Both stores are expected to open in the spring of 2009.   Construction of the Washington replacement store had been delayed as the approvals obtained were contested by a third party.  We believe certain conditions in the lease for the current store in Washington were triggered extending the lease term to at least January 31, 2009, which is before the expected completion of the replacement store.  The Company is currently negotiating to further extend the lease term to eliminate the possibility of a period of time between the closing of the current Washington store and the opening of the replacement store.  The Company’s primary sources of liquidity in fiscal 2009 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2009.

Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” Village is considered the owner of the Marmora land and building during the construction period as Village has an unlimited obligation to cover building construction costs over a certain amount.  Therefore, $4,000 of land, site costs and construction costs paid by the landlord to date are recorded as property and long-term debt at October 25, 2008.

There have been no substantial changes as of October 25, 2008 to the contractual obligations and commitments discussed on page 8 of the Company’s Annual Report on Form 10-K for the year ended July 26, 2008, except for an additional $550 required investment in Wakefern stock.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 26, 2008.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2009 except for an additional required investment in Wakefern common stock of $550 described previously herein.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates.  As of October 25, 2008 the Company’s only variable rate borrowings relate to an interest rate swap agreement.  On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (6.89% at October 25, 2008) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%.  The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges.  At October 25, 2008, the remaining notional amount of the swap agreement was $1,429.  A 1% increase in interest rates, applied to the Company’s borrowings at October 25, 2008 would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $14.  The fair value of the Company’s fixed rate debt approximates carrying value at October 25, 2008.

At October 25, 2008, the Company had demand deposits of $26,737 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.  At October 25, 2008 the Company had $31,545 of fifteen-month notes receivable due from Wakefern.  Approximately half of these notes earn a fixed rate of interest of 7% and approximately half earn prime less 1.25%.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2009.

PART II - OTHER INFORMATION

Item 6.                      Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 3, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 3, 2008	/s/ James Sumas___________
James Sumas
(Chief Executive Officer)

Date: December 3, 2008	/s/ Kevin R. Begley________
Kevin R. Begley
(Chief Financial Officer)