Form 10-Q
period 2009-01-24
VILLAGE SUPER MARKET INC
filed 2009-03-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 24, 2009

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
☒ Yes                     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 3, 2009

Class A Common Stock, No Par Value	6,915,884 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)
	January 24,	July 26,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$54,733	$47,889
Merchandise inventories	35,135	33,073
Patronage dividend receivable	3,025	6,878
Note receivable from Wakefern	15,530	-----
Other current assets	11,502	9,863
Total current assets	119,925	97,703

Note receivable from Wakefern	16,409	31,121
Property, equipment and fixtures, net	153,300	141,752
Investment in Wakefern	18,948	18,291
Goodwill	10,605	10,605
Other assets	4,561	4,573

TOTAL ASSETS	$323,748	$304,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$4,707	$4,801
Current portion of notes payable to Wakefern	237	198
Accounts payable to Wakefern	54,362	52,345
Accounts payable and accrued expenses	25,986	25,165
Income taxes payable	8,821	6,323
Total current liabilities	94,113	88,832

Long-term debt	27,414	26,160
Notes payable to Wakefern	1,278	1,338
Other liabilities	17,459	16,684

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 7,524 shares	27,090	25,458
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	162,906	152,445
Accumulated other comprehensive loss	(3,909)	(4,071)
Less cost of Class A treasury shares (608 at January 24, 2009 and 642 at July 26, 2008)	(3,638)	(3,836)
Total shareholders’ equity	183,484	171,031

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$323,748	$304,045

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended	26 Wks. Ended	26 Wks. Ended
	Jan. 24, 2009	Jan. 26, 2008	Jan. 24, 2009	Jan. 26, 2008

Sales	$312,714	$292,829	$603,698	$556,388

Cost of sales	227,653	213,416	439,165	406,760

Gross profit	85,061	79,413	164,533	149,628

Operating and administrative expense	67,488	64,793	132,260	124,713

Depreciation and amortization	3,705	3,437	7,322	6,626

Operating income	13,868	11,183	24,951	18,289

Interest expense	(708)	(832)	(1,434)	(1,439)

Interest income	489	770	1,057	1,758

Income before income taxes	13,649	11,121	24,574	18,608

Income taxes	5,693	4,682	10,250	7,871

Net income	$7,956	$6,439	$14,324	$10,737

Net income per share:

Class A Common Stock:
Basic	$.74	$.61	$1.33	$1.01
Diluted	$.60	$.49	$1.08	$.82

Class B Common Stock:
Basic	$.48	$.39	$.86	$.66
Diluted	$.47	$.38	$.85	$.64

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)
	26 Weeks Ended	26 Weeks Ended
	January 24, 2009	January 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,324	$10,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,322	6,626
Deferred taxes	350	(258)
Provision to value inventories at LIFO	600	475
Non-cash share-based compensation	1,274	583

Changes in assets and liabilities:
Merchandise inventories	(2,662)	(4,920)
Patronage dividend receivable	3,853	3,671
Accounts payable to Wakefern	2,017	5,209
Accounts payable and accrued expenses	821	(1,670)
Income taxes payable	2,498	2,092
Other assets and liabilities	(1,040)	(562)
Net cash provided by operating activities	29,357	21,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,170)	(17,748)
Acquisition of Galloway store assets	------	(3,500)
Investment in notes receivable from Wakefern	(818)	(1,011)
Net cash used in investing activities	(13,988)	(22,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of construction loan	-------	6,776
Proceeds from exercise of stock options	339	20
Tax benefit related to share-based compensation	217	80
Principal payments of long-term debt and notes payable	(5,218)	(5,265)
Dividends	(3,863)	(2,864)
Net cash used in financing activities	(8,525)	(1,253)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,844	(1,529)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,889	53,846
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,733	$52,317

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest	$1,566	$1,593
Income taxes	$8,939	$6,889
NON-CASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$657	$1,900
Financing lease obligation	$5,700	$2,684

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

 1.           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 24, 2009 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 24, 2009 and January 26, 2008.

The significant accounting policies followed by Village Super Market, Inc. (the “Company”) are set forth in Note 1 to the Company's consolidated financial statements included in the July 26, 2008 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.           The results of operations for the periods ended January 24, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

3.           At both January 24, 2009 and July 26, 2008, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $13,883 and $13,283 higher than reported at January 24, 2009 and July 26, 2008, respectively.

4.           On December 5, 2008, the Company’s Board of Directors declared a two-for-one stock split of the Class A and Class B common stock.  Shares were distributed on January 22, 2009.  All share and per share amounts have been adjusted for all periods to reflect the stock split.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 24, 2009

	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,902	$3,054	$8,820	$5,504
Conversion of Class B to Class A shares	3,054	----	5,504	----
Effect of share-based compensation on allocated net income	----	(45)	----	(72)
Net income allocated, diluted	$7,956	$3,009	$14,324	$5,432

Denominator:
Weighted average shares outstanding, basic	6,642	6,376	6,636	6,376
Conversion of Class B to Class A shares	6,376	----	6,376	----
Dilutive effect of share-based compensation	218	----	194	----
Weighted average shares outstanding, diluted	13,236	6,376	13,206	6,376

	13 Weeks Ended		26 Weeks Ended
	January 26, 2008

	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,921	$2,518	$6,536	$4,201
Conversion of Class B to Class A shares	2,518	----	4,201	----
Effect of share-based compensation on allocated net income	----	(61)	----	(95)
Net income allocated, diluted	$6,439	$2,457	$10,737	$4,106

Denominator:
Weighted average shares outstanding, basic	6,450	6,376	6,446	6,376
Conversion of Class B to Class A shares	6,376	----	6,376	----
Dilutive effect of share-based compensation	342	----	336	----
Weighted average shares outstanding, diluted	13,168	6,376	13,158	6,376

Class A shares of 104 and 8 issuable under share-based compensation plans were excluded from the calculation of diluted net income per share at January 24, 2009 and January 26, 2008, respectively, as a result of their anti-dilutive effect.

5.            Comprehensive income was $8,037 and $14,486 for the quarter and six-month periods ended January 24, 2009, and $6,534 and $10,927 for the quarter and six-month periods ended January 26, 2008. Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.            The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	1/24/09	1/26/08	1/24/09	1/26/08

Service cost	$603	$557	$1,206	$1,114
Interest cost on projected benefit obligations	520	456	1,040	912
Expected return on plan assets	(434)	(368)	(868)	(736)
Amortization of gains and losses	133	154	266	308
Amortization of prior service costs	2	4	4	8
Net periodic pension cost	$824	$803	$1,648	$1,606

As of January 24, 2009, the Company has contributed $40 to its pension plans in fiscal 2009.  The Company expects to contribute an additional $2,960 during the remainder of fiscal 2009 to fund its pension plans.

7.           In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The provisions of SFAS 157 were effective beginning in fiscal 2009. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s 2010 fiscal year as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill and other long-lived assets. The Company adopted the provisions of SFAS 157 as of July 27, 2008 for financial assets and liabilities and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations. Management is currently evaluating the effect that adoption of SFAS 157 for its non-financial assets and liabilities will have on the Company’s consolidated financial position and results of operations.

As of January 24, 2009, the Company’s financial assets and liabilities required to be measured at fair value consisted of one interest rate swap agreement with an immaterial fair value based on level 2 inputs.  The level 2 inputs used are observable, either directly or indirectly, such as interest rates and yield curves at commonly quoted intervals.

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

8.           Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” Village is considered the owner of the Marmora land and building during the construction period as Village has an unlimited obligation to cover building construction costs over a certain amount.  Therefore, $5,700 of land, site costs and construction costs paid by the landlord to date are recorded as property and long-term debt at January 24, 2009.

9.           On December 19, 2008, Village amended its unsecured revolving credit agreement, which would have expired on September 16, 2009.  The amended agreement increases the maximum amount available for borrowing to $25,000 from $20,000.  This loan agreement expires on December 31, 2011 with two one-year extensions available if exercised by both parties.  Other terms of the amended revolving loan agreement, including covenants, are similar to the previous agreement.

10.          Construction of the Washington replacement store was stopped by Court order in January 2009 as the final approval of the Washington Land Use Board was deemed invalid due to the lack of a quorum.  The shopping center developer anticipates returning to the Board for approval in March.  Based on the legal opinion of both the developer’s counsel and the Company’s outside counsel, the approval is expected to be reinstated within three to six months. The Company’s investment in construction and equipment at January 24, 2009 was $9,200.  If the developer is unsuccessful in obtaining the required approvals, the Company may record an impairment charge for this investment, which could be material to the Company’s consolidated financial position and results of operations.

Our leasehold interest in the current Washington store is in litigation. The Company believes conditions in the lease remain which extend our leasehold interest through January 2010.  The outcome of the above two issues will determine any potential time period between the closing of the current Washington store and the opening of the replacement store.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	1/24/09	1/26/08	1/24/09	1/26/08

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.80	72.88	72.75	73.11
Gross profit	27.20	27.12	27.25	26.89
Operating and administrative expense	21.58	22.13	21.91	22.41
Depreciation and amortization expense	1.18	1.17	1.21	1.19
Operating income	4.44	3.82	4.13	3.29
Interest expense	(.23)	(.28)	(.24)	(.26)
Interest income	.15	.26	.18	.31
Income before taxes	4.36	3.80	4.07	3.34
Income taxes	1.82	1.60	1.70	1.41
Net income	2.54%	2.20%	2.37%	1.93%

Sales.  Sales were $312,714 in the second quarter of fiscal 2009, an increase of 6.8% from the second quarter of the prior year.  Sales increased due to higher sales at the Franklin store, which opened on November 7, 2007, and a 5.9% increase in same store sales.  Substantially improved transaction count and higher average transaction size in almost all stores, especially the Galloway store, which opened on October 3, 2007, contributed to the increase in same store sales.  Inflation in the second quarter of fiscal 2009 was lower than the average inflation for calendar 2008.  In addition, customers continue to be cautious due to concerns about the economy resulting in continued increased sale item penetration and trading down. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Therefore, the Galloway store is included in same store sales in the second quarter of fiscal 2009.  Store renovations are included in same store sales immediately.

Sales were $603,698 in the six-month period of fiscal 2009, an increase of 8.5% from the prior year.  Sales increased due to the opening of the two new stores and a 5.1% increase in same store sales.  Same store sales increased due to improved transaction count and average transaction size.  These improvements were partially offset by reduced sales in two stores due to cannibalization from the opening of the two new stores.

Gross profit.  Gross profit as a percentage of sales increased .08% in the second quarter of fiscal 2009 compared to the second quarter of the prior year primarily due to improved departmental gross margin percentages (.23%) and improved product mix (.05%).  These improvements were partially offset by higher promotional spending (.18%) and increased warehouse assessment charges from Wakefern (.10%).  In addition, gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than amounts accrued in the second quarter of both fiscal 2009 (.26%) and 2008 (.17%).  Promotional spending increased due to more of the cost of this year’s Thanksgiving loyalty program being allocated to the second quarter of fiscal 2009 than the prior year allocation due to changes in the program timing.

Gross profit as a percentage of sales increased .36% in the six-month period of fiscal 2009 compared to the corresponding period of the prior year primarily due to improved departmental gross margin percentages (.28%) and improved product mix (.10%).  These improvements were partially offset by increased warehouse assessment charges from Wakefern (.05%).

Operating and administrative expense.  Operating and administrative expense decreased .55% as a percentage of sales in the second quarter of fiscal 2009 compared to the second quarter of the prior year primarily due to reduced payroll costs in fiscal 2009 (.62%), the prior year including store pre-opening costs (.09%), and operating leverage due to the 5.9% same store sales increase. These improvements were partially offset by increased snow removal costs (.12%) and the prior year including refunds of property and liability insurance premiums (.16%).  Payroll costs as a percentage of sales improved due to operating leverage resulting from the 5.9% same store sales increase and reduced labor due to store technology improvements.

Operating and administrative expense decreased by .50% as a percentage of sales in the six-month period of fiscal 2009 compared to the corresponding period of the prior year primarily due to reduced payroll costs in fiscal 2009 (.55%), the prior year including store pre-opening costs (.12%), and operating leverage due to the 5.1% same store sales increase.  These improvements were partially offset by increased snow removal costs (.06%) and the prior year including refunds of property and liability insurance premiums (.14%).

Depreciation and amortization.  Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2009 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the two new stores.

Interest expense.  Interest expense decreased in the second quarter of fiscal 2009 compared to the corresponding period of the prior year due to debt payments.  Interest expense was approximately the same in the six-month period of fiscal 2009 compared to the corresponding period of the prior year due to interest on the Franklin store financing lease being partially offset by lower interest expense due to debt payments.

Interest income.  Interest income decreased in the second quarter and six-month periods of fiscal 2009 compared to the corresponding periods of the prior year due to lower interest rates received.

Income taxes.  The effective income tax rate was 41.7% in both the second quarter and six-month periods of fiscal 2009 compared to 42.1% and 42.3%, respectively, in the corresponding periods of the prior year.  The effective income tax rate for all of fiscal 2008 was 41.9%.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2008.  As of January 24, 2009, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29,357 in the six-month period ended January 24, 2009 compared with $21,983 in the corresponding period of the prior year.  This increase is primarily attributable to improved net income and a smaller increase in inventories in fiscal 2009.  Inventories increased less in fiscal 2009 than in fiscal 2008 due to the addition of the two new stores in fiscal 2008.

During the first six months of fiscal 2009, Village used cash to fund capital expenditures of $13,170, debt payments of $5,218, and dividends of $3,863.  Capital expenditures consisted primarily of the construction of a replacement store in Washington, New Jersey and a new store in Marmora, New Jersey, and several small remodels.  Debt payments made include the sixth installment of $4,286 on Village’s unsecured Senior Notes.

Working capital was $25,812 at January 24, 2009 compared to $8,871 at July 26, 2008.   The working capital ratio was 1.3 to 1 at January 24, 2009 compared to 1.1 to 1 at July 26, 2008.  The increase in working capital is due to a portion of the notes receivable from Wakefern becoming due within one year.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $30,000 for capital expenditures in fiscal 2009.  Planned expenditures include the construction and equipment for the replacement store in Washington and the new store in Marmora.  The Marmora store is expected to open in the spring of 2009.  Construction of the Washington replacement store was stopped by Court order in January 2009 as the final approval of the Washington Land Use Board was deemed invalid due to the lack of a quorum.  The shopping center developer anticipates returning to the Board for approval in March.  Based on the legal opinion of both the developer’s counsel and the Company’s outside counsel, the approval is expected to be reinstated within three to six months. The Company’s investment in construction and equipment at January 24, 2009 was $9,200.  If the developer is unsuccessful in obtaining the required approvals, the Company may record an impairment charge for this investment, which could be material to the Company’s consolidated financial position and results of operations.

Our leasehold interest in the current Washington store is in litigation. The Company believes conditions in the lease remain which extend our leasehold interest through January 2010.  The outcome of the above two issues will determine any potential time period between the closing of the current Washington store and the opening of the replacement store.

On December 19, 2008, Village amended its unsecured revolving credit agreement, which would have expired on September 16, 2009.  The amended agreement increases the maximum amount available for borrowing to $25,000 from $20,000.  This loan agreement expires on December 31, 2011 with two one-year extensions available if exercised by both parties.  Other terms of the amended revolving loan agreement, including covenants, are similar to the previous agreement.  The Company’s primary sources of liquidity in fiscal 2009 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2009.

Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” Village is considered the owner of the Marmora land and building during the construction period as Village has an unlimited obligation to cover building construction costs over a certain amount.  Therefore, $5,700 of land, site costs and construction costs paid by the landlord to date are recorded as property and long-term debt at January 24, 2009.

There have been no substantial changes as of January 24, 2009 to the contractual obligations and commitments discussed on page 8 of the Company’s Annual Report on Form 10-K for the year ended July 26, 2008, except for an additional $657 required investment in Wakefern common stock.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 26, 2008.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2009, except for additional required investments in Wakefern common stock of $657.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q are or may be considered forward-looking statements within the meaning of federal securities law.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from future results, whether expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. The following are among the principal factors that could cause actual results to differ from the forward-looking statements: local economic conditions; competitive pressures from the Company’s operating environment; the ability of the Company to maintain and improve its sales and margins; the ability to attract and retain qualified associates; the availability of new store locations; the availability of capital; the liquidity of the Company; the success of operating initiatives; consumer spending patterns; the impact of higher energy prices; increased cost of goods sold, including increased costs from the Company’s principal supplier, Wakefern; the results of litigation; the results of tax examinations; the results of union contract negotiations; competitive store openings; the rate of return on pension assets; the outcome of the Washington replacement store approval process;  and other factors detailed herein and in other public filings of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates.    As of January 24, 2009, the Company’s only variable rate borrowings relate to an interest rate swap agreement.  On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.99% at January 24, 2009) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At January 24, 2009, the remaining notional amount of the swap agreement was $1,429.  A 1% increase in interest rates, applied to the Company’s borrowings at January 24, 2009, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $14.  The fair value of the Company’s fixed rate debt approximates carrying value at January 24, 2009.

At January 24, 2009, the Company had demand deposits of $39,960 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.  At January 24, 2009, the Company had a $16,409 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  In addition, the Company had a $15,530 note receivable due from Wakefern earning interest at prime minus 1.25%, which matures December 8, 2009.

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

There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2009.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 4.8	Second Amendment to Loan Agreement

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 5, 2009

Exhibit 99.2	First Quarter Report to Shareholders dated December 5, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 5, 2009	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 5, 2009	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)