Form 10-Q
period 2009-04-25
VILLAGE SUPER MARKET INC
filed 2009-06-03
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  April 25, 2009

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
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:
June 2, 2009
Class A Common Stock, No Par Value	6,960,584 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)(Unaudited)
	April 25,	July 26,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$47,268	$47,889
Merchandise inventories	33,808	33,073
Patronage dividend receivable	5,150	6,878
Note receivable from Wakefern	15,606	----
Other current assets	9,897	11,198
Total current assets	111,729	99,038

Note receivable from Wakefern	16,692	31,121
Property, equipment and fixtures, net	159,580	141,752
Investment in Wakefern	18,949	18,291
Goodwill	10,605	10,605
Other assets	4,532	4,573

TOTAL ASSETS	$322,087	$305,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,658	$4,801
Current portion of notes payable to Wakefern	201	198
Accounts payable to Wakefern	41,256	52,345
Accounts payable and accrued expenses	26,858	23,782
Income taxes payable	9,911	9,041
Total current liabilities	82,884	90,167

Long-term debt	30,332	26,160
Notes payable to Wakefern	1,264	1,338
Other liabilities	18,647	16,684

Commitment and contingencies

Shareholders' equity
Class A common stock – no par value, issued 7,524 shares	28,183	25,458
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	166,940	152,445
Accumulated other comprehensive loss	(3,828)	(4,071)
Less cost of Class A treasury shares (563 at April 25, 2009 and 642 at July 26, 2008)	(3,370)	(3,836)

Total shareholders’ equity	188,960	171,031

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$322,087	$305,380

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)(Unaudited)

	13 Wks. Ended	13 Wks. Ended	39 Wks. Ended	39 Wks. Ended
	Apr. 25, 2009	Apr. 26, 2008	Apr. 25, 2009	Apr. 26, 2008

Sales	$293,474	$273,406	$897,172	$829,794

Cost of sales	213,404	197,865	652,569	604,625

Gross profit	80,070	75,541	244,603	225,169

Operating and administrative expense	65,428	63,439	197,688	188,152

Depreciation and amortization expense	3,720	3,534	11,042	10,160

Operating income	10,922	8,568	35,873	26,857

Interest expense	(695)	(758)	(2,130)	(2,197)

Interest income	497	707	1,554	2,465

Income before income taxes	10,724	8,517	35,297	27,125

Income taxes	4,472	3,602	14,722	11,473

Net income	$6,252	$4,915	$20,575	$15,652

Net income per share:

Class A common stock:
Basic	$.58	$.46	$1.91	$1.48
Diluted	$.47	$.37	$1.55	$1.19

Class B common stock:
Basic	$.38	$.30	$1.24	$.96
Diluted	$.37	$.30	$1.22	$.96

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	April 25, 2009	April 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,575	$15,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,042	10,160
Deferred taxes	(674)	(909)
Provision to value inventories at LIFO	750	825
Non-cash share-based compensation	1,908	1,085
Changes in assets and liabilities:
Merchandise inventories	(1,485)	(3,844)
Patronage dividend receivable	1,728	1,595
Accounts payable to Wakefern	(11,089)	(363)
Accounts payable and accrued expenses	3,076	(549)
Income taxes payable	870	(29)
Other assets and liabilities	4,222	1,063
Net cash provided by operating activities	30,923	24,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,170)	(21,088)
Acquisition of Galloway store assets	----	(3,500)
Investment in notes receivable from Wakefern	(1,177)	(1,464)
Net cash used in investing activities	(21,347)	(26,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of construction loan	----	6,776
Proceeds from exercise of stock options	809	316
Tax benefit related to share-based compensation	474	1,421
Principal payments of long-term debt and notes payable	(5,400)	(5,952)
Treasury stock purchases	----	(1,999)
Dividends	(6,080)	(19,442)
Net cash used in financing activities	(10,197)	(18,880)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(621)	(20,246)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,889	53,846
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,268	$33,600

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest	$2,337	$2,517
Income taxes	$14,541	$10,919
NON-CASH SUPPLEMENTAL DISCLOSURE:
Investment in Wakefern	$658	$1,900
Financing lease obligation	$8,700	$2,684

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands, except per share amounts) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 25, 2009 and the consolidated results of operations for the thirteen and thirty-nine week periods ended April 25, 2009 and April 26, 2008 and cash flows for the thirty-nine weeks ended April 25, 2009 and April 26, 2008 of Village Super Market, Inc. (the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2008 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

Certain immaterial amounts have been reclassified in the fiscal 2008 consolidated condensed balance sheet and statement of cash flows to conform to the fiscal 2009 presentation.

2.             The results of operations for the periods ended April 25, 2009 are not necessarily indicative of the expected results for the full year.

3.             At both April 25, 2009 and July 26, 2008, approximately 66% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,033 and $13,283 higher than reported at April 25, 2009 and July 26, 2008, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.
	13 Weeks Ended		39 Weeks Ended
	April 25, 2009
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,860	$2,392	$12,681	$7,894
Conversion of Class B to Class A shares	2,392	----	7,894	----
Effect of share-based compensation on allocated net income	----	(34)	__---	(107)
Net income allocated, diluted	$6,252	$2,358	$20,575	$7,787

Denominator:
Weighted average shares outstanding, basic	6,677	6,376	6,650	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	----
Dilutive effect of share-based compensation	242	----_	210	----
Weighted average shares outstanding, diluted	13,295	6,376	13,236	6,376

	13 Weeks Ended		39 Weeks Ended
	April 26, 2008
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$2,992	$1,923	$9,528	$6,124
Conversion of Class B to Class A shares	1,923	----	6,124	----
Effect of share-based compensation on allocated net income	----	----	----	----
Net income allocated, diluted	$4,915	$1,923	$15,652	$6,124

Denominator:
Weighted average shares outstanding, basic	6,478	6,376	6,456	6,376
Conversion of Class B to Class A shares	6,376	----	6,376	----
Dilutive effect of share-based compensation	304	----	326	----
Weighted average shares outstanding, diluted	13,158	6,376	13,158	6,376

Class A shares of 4 and 200 were excluded from the calculation of diluted net income per share at April 25, 2009 and April 26, 2008, respectively, as a result of their anti-dilutive effect.

5.             Comprehensive income was $6,333 and $20,818 for the quarter and nine-month periods ended April 25, 2009, and $5,010 and $15,937 for the quarter and nine-month periods ended April 26, 2008.  Comprehensive income consists of net income and amortization of net losses and prior service costs on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans include the following components:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended 4/25/09	Ended 4/26/08	Ended 4/25/09	Ended 4/28/08

Service cost	$603	$557	$1,809	$1,671
Interest cost on projected benefit obligations	520	456	1,560	1,368
Expected return on plan assets	(434)	(368)	(1,302)	(1,104)
Amortization of gains and losses	133	154	399	462
Amortization of prior service costs	2	4	6	12

Net periodic pension cost	$824	$803	$2,472	$2,409

As of April 25, 2009, the Company has contributed $70 to its pension plans in fiscal 2009.  The Company expects to contribute an additional $2,930 in the fourth quarter of fiscal 2009 to fund its pension plans.

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

As of April 25, 2009, the Company’s financial assets and liabilities required to be measured at fair value consisted of one interest rate swap agreement with an immaterial fair value based on level 2 inputs.  The level 2 inputs used are observable, either directly or indirectly, such as interest rates and yield curves at commonly quoted intervals.

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

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” at the beginning of the third quarter of fiscal 2009.  This statement amends and expands the disclosure requirements for derivative instruments and hedging activities.  As of April 25, 2009, the Company has only one interest rate swap agreement expiring in September 2009, the effects of which are immaterial to the condensed consolidated financial statements.

8.             Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” Village is considered the owner of the Marmora land and building during the construction period as Village has an unlimited obligation to cover building construction costs over a certain amount.  Therefore, $8,700 of land, site costs and construction costs paid by the landlord to date are recorded as property and long-term debt at April 25, 2009.

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

10.           On April 22, 2009, the Court formally invalidated the developer’s approval for our Washington replacement store.  The developer anticipates submitting a complete application in June.  Management believes, based on consultation with outside counsel, that approval will be obtained within approximately six months.  The Company’s investment in construction and equipment is $9,700.  If the developer is unsuccessful in obtaining the required approvals, the Company may record an impairment charge for this investment, which could be material to the Company’s consolidated financial position and results of operations.

The Company’s leasehold interest in the current Washington store remains in litigation.  We continue to claim that conditions in the lease remain which have effectively extended our leasehold interest through January 2010.  The outcome of the above two issues will determine any potential time period between the closing of the current Washington store and the opening of the replacement store, and the related adverse impact, if any, to the Company’s consolidated operating results and cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
OVERVIEW

The Company operates a chain of 26 ShopRite supermarkets in New Jersey and northeastern Pennsylvania.  Village opened its newest store in Marmora, NJ on May 31, 2009.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the Shop Rite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

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

During fiscal 2009, the supermarket industry has been impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management believes Village has benefited from these trends due to ShopRite’s position as a price leader in New Jersey. As a result, our customer counts and same store sales increased substantially during the third quarter of fiscal 2009.  Food price inflation has continued in 2009, although at lower levels than 2008.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS
The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	4/25/09	4/26/08	4/25/09	4/26/08

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.72	72.37	72.74	72.86
Gross profit	27.28	27.63	27.26	27.14
Operating and administrative expense	22.29	23.20	22.03	22.67
Depreciation and amortization expense	1.27	1.29	1.23	1.23
Operating income	3.72	3.14	4.00	3.24
Interest expense	(0.24)	(0.28)	(0.24)	(0.27)
Interest income	0.17	0.26	0.17	0.30
Income before taxes	3.65	3.12	3.93	3.27
Income taxes	1.52	1.32	1.64	1.38
Net income	2.13%	1.80%	2.29%	1.89%

Sales.  Sales were $293,474 in the third quarter of fiscal 2009, an increase of 7.3% from the third quarter of the prior year.  Same store sales also increased 7.3% as the Franklin and Galloway stores, which opened in fiscal 2008, are now included in same store sales.  The large same store sales increase is due to higher sales at the Franklin and Galloway stores, substantially improved transaction counts at most stores, and comparison to a weak third quarter of fiscal 2008 when same store sales increased only .4%.  Inflation in the third quarter of fiscal 2009 was lower than the average inflation for calendar 2008.  The Company believes the substantially improved transaction counts combined with minimal increases in the average transaction size in the third quarter of fiscal 2009 indicates customers continue to be cautious about the economy and, as a result, the Company continues to experience increased sale item penetration, coupon usage and trading down.  Based on the sales trend in May, and a difficult comparison to the fourth quarter of fiscal 2008 when sales benefited from the distribution of economic stimulus checks, the Company expects same store sales to increase by 1.5% to 3.5% in the fourth quarter of fiscal 2009.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $897,172 in the nine-month period of fiscal 2009, an increase of 8.1% from the prior year.  Sales increased due to the opening of the two new stores and a 5.9% increase in same store sales.  Same store sales increased due to improved transaction counts and, to a lesser extent, average transaction size.

Gross Profit.  Gross profit as a percentage of sales decreased .35% in the third quarter of fiscal 2009 compared to the third quarter of the prior year primarily due to higher promotional spending (.23%) and lower departmental gross margin percentages (.15%).  These decreases were partially offset by lower LIFO expense in the third quarter of fiscal 2009 (.08%).  Promotional expense increased and departmental gross margin percentages decreased as the Company became more aggressive on promotions and price in response to the needs of customers in a difficult economic environment.

Gross profit as a percentage of sales increased .12% in the nine-month period of fiscal 2009 compared to the corresponding period of the prior year primarily due to improved departmental gross margin percentages (.14%) and improved product mix (.06%).  These improvements were partially offset by higher promotional spending (.07%).

Operating and Administrative Expense.  Operating and administrative expense decreased .91% as a percentage of sales in the third quarter of fiscal 2009 compared to the third quarter of the prior year primarily due to reduced payroll (.54%) and other costs as a result of operating leverage due to the 7.3% same store sales increase.

Operating and administrative expense decreased .64% as percentage of sales in the nine-month period of fiscal 2009 compared to the corresponding period of the prior year primarily due to reduced payroll costs (.55%), the prior year including store pre-opening costs (.08%), and operating leverage due to the 5.9% same store sales increase.  These decreases were partially offset by the prior year including refunds of property and liability insurance premiums (.09%) and increased snow removal costs (.05%) in fiscal 2009.

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month periods of fiscal 2009 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the two new stores.

Interest Expense.  Interest expense decreased in the third quarter and nine-month periods of fiscal 2009 compared to the corresponding periods of the prior year due to debt payments.

Interest Income.  Interest income decreased in the third quarter and nine-month periods of fiscal 2009 compared to the corresponding periods of the prior year due to lower interest rates received.

Income Taxes.  The effective income tax rate was 41.7% in both the third quarter and nine-month periods of fiscal 2009 compared to 42.3% in the corresponding periods of the prior year.  The effective income tax rate for all of fiscal 2008 was 41.9%.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2008.  As of April 25, 2009, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30,923 in the nine-month period ended April 25, 2009 compared with $24,686 in the corresponding period of the prior year.  This increase was primarily attributable to improved net income, increased accounts payable and accrued expenses, and a smaller increase in inventories in fiscal 2009.  These increases were partially offset by a decrease in accounts payable to Wakefern in fiscal 2009.  Inventories increased less in fiscal 2009 than in fiscal 2008 due to the addition of the two new stores in fiscal 2008.  The changes in payable balances outstanding are due to differences in the timing of payments.

During the first nine months of fiscal 2009, Village used cash to fund capital expenditures of $20,170, debt payments of $5,400 and dividends of $6,080. Capital expenditures consisted primarily of the construction of the replacement store in Washington, New Jersey and a new store in Marmora, New Jersey, and several small remodels.  Debt payments made include the sixth installment of $4,286 on Village’s unsecured Senior Notes.

Working capital was $28,845 at April 25, 2009 compared to $8,871 at July 26, 2008.  The working capital ratio was 1.3 to 1 at April 25, 2009 compared to 1.1 to 1 at July 26, 2008.  The increase in working capital is due to a portion of the note receivable from Wakefern becoming due within one year.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted $27,000 for capital expenditures in fiscal 2009, of which $20,170 has been expended as of April 25, 2009.    Planned fourth quarter expenditures include the completion of the new store in Marmora, which opened May 31, 2009.

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

Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” Village is considered the owner of the Marmora land and building during the construction period as Village has an unlimited obligation to cover building construction costs over a certain amount.  Therefore, $8,700 of land, site costs and construction costs paid by the landlord to date are recorded as property and long-term debt at April 25, 2009.

There have been no substantial changes as of April 25, 2009 to the contractual obligations and commitments discussed on page 8 of the Company’s Annual Report on Form 10-K for the year ended July 26, 2008, except for an additional $658 required investment in Wakefern common stock.

OUTLOOK

This discussion and analysis contains certain forward-looking statements about Village’s future performance.  These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; and legal matters; and are indicated by words such as “will,” ‘expect,”  “should,” ‘intend,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

●	We expect same store sales growth of 1.5%-3.5% in the fourth quarter of fiscal 2009.
●
During fiscal 2009, the supermarket industry has been impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items.  As a result, the Company has been more aggressive on promotions and price.  Management expects these trends to continue for at least the next two quarters.

●	We expect less inflation in fiscal 2010 than in fiscal 2009 and fiscal 2008.
●
We have budgeted $27,000 for capital expenditures in fiscal 2009, of which $20,170 has been expended as of April 25, 2009.    Planned fourth quarter expenditures include the completion of the new store in Marmora, which opened May 31, 2009.

●
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

●	We expect our effective income tax rate to be approximately 42%.
●	We expect operating expenses will be affected by increased costs in certain areas, such as energy, pension costs, and credit card fees.

Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report.  These include:

●
The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes with national and regional supermarkets, local supermarkets, warehouse club stores, supercenters, drug stores, convenience stores, dollar stores, discount merchandisers, restaurants and other local retailers. Some of these competitors have greater financial resources, lower merchandise acquisition cost and lower operating expenses than we do.

●
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania.  We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, interest rates, energy costs and unemployment rates may adversely affect our sales and profits.

●
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

●
Approximately 91% of our employees are covered by collective bargaining agreements.  Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

●
Village could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

●
We believe a number of the multi-employer plans to which we contribute are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  The failure of a withdrawing employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

●
On April 22, 2009, the Court formally invalidated the developer’s approval for our Washington replacement store.  The developer anticipates submitting a complete application in June.  Management believes, based on consultation with outside counsel, that approval will be obtained within approximately six months.  The Company’s investment in construction and equipment is $9,700.  If the developer is unsuccessful in obtaining the required approvals, the Company may record an impairment charge for this investment, which could be material to the Company’s consolidated financial position and results of operations.

●
The Company’s leasehold interest in the current Washington store remains in litigation.  We continue to claim that conditions in the lease remain which have effectively extended our leasehold interest through January 2010.  The outcome of the above two issues related to Washington will determine any potential time period between the closing of the current Washington store and the opening of the replacement store, and the related adverse impact, if any, to the Company’s consolidated operating results and cash flows.

●
We maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.  Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

●	Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 26, 2008.  There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2009, except for additional required investments in Wakefern stock of $658.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from adverse changes in interest rates.  As of April 25, 2009, the Company’s only variable rate borrowings relate to an interest rate swap agreement.  On October 18, 2001, the Company entered into an interest rate swap agreement with a major financial institution pursuant to which the Company pays a variable rate of six-month LIBOR plus 3.36% (4.98% at April 25, 2009) on an initial notional amount of $10,000 expiring in September 2009 in exchange for a fixed rate of 8.12%. The swap agreement notional amount decreases in amounts and on dates corresponding to the fixed rate obligation it hedges. At April 25, 2009, the remaining notional amount of the swap agreement was $1,429.  A 1% increase in interest rates, applied to the Company’s borrowings at April 25, 2009, would result in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $14.  The fair value of the Company’s fixed rate debt approximates carrying value at April 25, 2009.

At April 25, 2009, the Company had demand deposits of $31,784 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.  At April 25, 2009, the Company had a $16,692 15-month note receivable due from Wakefern earning a fixed rate of 7%.  In addition, the Company had a $15,606 note receivable due from Wakefern earning interest at prime less 1.25%, which matures December 8, 2009.

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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2009.

PART II - OTHER INFORMATION
Item 6.     Exhibits

Exhibit 31.1 -	Certification

Exhibit 31.2 -	Certification

Exhibit 32.1 -	Certification (furnished, not filed)

Exhibit 32.2 -	Certification (furnished, not filed)

Exhibit 99.1 -	Press Release dated June 3, 2009

Exhibit 99.2 -	Second Quarter Report to Shareholders dated March 20, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Village Super Market, Inc.
Registrant

Date: June 3, 2009	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 3, 2009	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)