Form 10-K
period 2009-07-25
VILLAGE SUPER MARKET INC
filed 2009-10-07
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. For the fiscal year ended: July 25, 2009.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) for the transition period from to .

COMMISSION FILE NUMBER:  0-33360

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973)467-2200

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, no par value	The NASDAQ Stock Market
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes __No__.

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

Large accelerated filer	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company.  Yes __  No  X .

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $128.9 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $13.4 million based upon the closing price of the Class A shares on the NASDAQ on January 24, 2009, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 6, 2009

Class A common stock, no par value	6,985.184 Shares
Class B common stock, no par value	6,376,304 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2009 Annual Report to Shareholders and the 2009 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 18, 2009 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7, 7A, and 8 and Part III.

PART I

ITEM I.  BUSINESS

(All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  At July 25, 2009, Village operated a chain of twenty-six ShopRite supermarkets, seventeen of which are located in northern New Jersey, one in northeastern Pennsylvania and eight in southern New Jersey.  The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.  During fiscal 2009, sales per store were $47,376 and sales per selling square foot were $1,070.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village concentrates on the development of superstores.

Village opened a new 67,600 sq. ft. store in Marmora, New Jersey on May 31, 2009.  On August 11, 2007, Village acquired the store fixtures and lease of a location in Galloway Township, New Jersey from Wakefern for $3,500.  This store had previously been operated by a competitor.  The Company began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3, 2007 after the completion of an extensive remodel.  Village opened a new 67,000 sq. ft. store in Franklin, New Jersey on November 7, 2007.    Below is a summary of the range of store sizes at July 25, 2009:

Total Square Feet	Number of Stores

Greater than 60,000	11
50,001 to 60,000	6
40,000 to 50,000	7
Less than 40,000	2

Total	26

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

Product Categories	Fiscal Year Ended In July

	2009	2008	2007

Groceries	38.6%	38.5%	38.6%
Dairy and Frozen	17.3	17.2	16.5
Meats	10.2	10.0	10.0
Non-Foods	8.1	8.5	8.8
Produce	11.5	11.4	11.5
Appetizers and prepared food	5.4	5.5	5.4
Seafood	2.4	2.3	2.3
Pharmacy	4.6	4.8	5.1
Bakery	1.9	1.8	1.8
Other	-----	-----	-----
	100.0%	100.0%	100.0%

Number of superstores	24	23	21

Selling square feet represented by superstores	96%	95%	95%

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

Village has budgeted approximately $17 million for capital expenditure in fiscal 2010.  Planned expenditures include the completion of construction and equipment for the replacement store in Washington, NJ and several smaller remodels. On April 22, 2009, a Court formally invalidated the developer’s approval for our Washington replacement store. In September 2009, the Planning Board began consideration of the revised Washington site plan. The Company anticipates approval of the revised site plan by the end of November 2009.  The Company’s investment in construction and equipment is $10,452 at July 25, 2009.  If the developer is unsuccessful in obtaining the required approvals, the Company may record an impairment charge for this investment, which could be material to the Company’s consolidated financial position and results of operations.

In fiscal 2009, Village completed construction of a new store in Marmora, NJ which opened May 31, 2009, and began construction of the replacement store in Washington.

In fiscal 2008, Village completed the construction of the Franklin store, which opened on November 7, 2007, and acquired and remodeled a store in Galloway, New Jersey, which opened on October 3, 2007.

In fiscal 2007, Village completed the Rio Grande remodel and several small remodels, and began the construction of a leased store in Franklin, New Jersey.  In fiscal 2006, the Company completed the expansion and remodel of the Springfield store, began a major remodel of the Rio Grande store, and completed smaller remodels of the Elizabeth and Chester stores.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 14.7% of Wakefern’s outstanding stock as of July 25, 2009.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 44 shareholder members operate 258 supermarkets and other retail formats, including 67 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 14.5% of sales in fiscal 2009.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Edison and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2009, 2008 and 2007.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $19,673 at July 25, 2009.  The total amount of debt outstanding from all capital pledges to Wakefern is $2,098 at July 25, 2009.  The maximum per store capital contribution increased from $700 to $725 in fiscal 2009, resulting in an additional $550 capital pledge, which was paid in fiscal 2009.

As required by the Wakefern bylaws, the Company’s investment in Wakefern is pledged to Wakefern to secure the Company’s obligation to Wakefern.  In addition, four members of the Sumas family have guaranteed the Company’s obligations to Wakefern.  These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company.  Wakefern does not own any securities of the Company or its subsidiaries.  The Company’s investment in Wakefern entitles the Company to enough votes to elect one member to the Wakefern Board of Directors due to cumulative voting rights.

TECHNOLOGY

The Company considers automation and information technology important to its operations and competitive position.    Village began replacing its point of sale systems in fiscal 2009 to improve the checkout experience and reduce training costs.  Electronic payment options are offered at all checkout locations.  We recently upgraded our communication network, which is used for reliable, high speed processing of electronic payments and transmission of data.

The Company’s commitment to advanced point of sale and communication systems enables it to participate in Price Plus, ShopRite’s preferred customer program.  Customers receive electronic discounts by presenting a scannable Price Plus card.  This technology also enables Village to offer continuity programs and focus on target marketing initiatives.

The Company began installing self-checkout systems in fiscal 2002.  Currently, sixteen stores use these systems to provide improved customer service, especially during peak periods, and reduce operating costs.  Additional locations are planned for fiscal 2010.  In fiscal 2007, we installed RFID readers in all checkout lanes to enable contactless payment options for customers to quicken checkout times.

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

Wakefern and Village have responded to customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in five store locations with store pick-up and delivery options.

COMPETITION

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, dollar stores and convenience stores.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card and the co-branded ShopRite credit card also strengthen customer loyalty.

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Wegmans and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2009, the Company employed approximately 5,050 persons with approximately 72% working part-time.  Approximately 92% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s six unions expire between August 2010 and March 2012.  Most of the Company’s competitors in New Jersey are similarly unionized.

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

WASHINGTON CONSTRUCTION

On April 22, 2009, a Court formally invalidated the developer’s approval for our Washington replacement store. In September 2009, the Planning Board began consideration of the revised Washington site plan. The Company anticipates approval of the revised site plan by the end of November 2009.  The Company’s investment in construction and equipment is $10,452 at July 25, 2009.  If the developer is unsuccessful in obtaining the required approvals, the Company may record an impairment charge for this investment, which could be material to the Company’s consolidated financial position and results of operations.

FINANCIAL ENVIRONMENT

We maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.  Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits, which could have a material adverse impact on our financial position and results of operations.

TAXES

The Company’s effective tax rate may be impacted by the results of tax examinations and changes in tax laws.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of July 25, 2009, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining twenty one supermarkets (containing 1,127,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Twelve of these leased stores are located in shopping centers and the remaining nine are freestanding stores.  In addition to the above, on July 30, 2009 the Company purchased the land and building of the current Washington store (see Legal Proceedings).

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 25, 2009 was approximately $12,667.

Village is a limited partner in three partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings.  Village does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.  The Company’s leasehold interest in the current Washington store had been the subject of litigation related to the lease-end date, rent amounts and other matters. On July 30, 2009, the Company settled all litigation with the landlord and purchased the land and building for $3,100. During the fourth quarter of fiscal 2009, the Company recorded a pre-tax charge of $1,200 related to this litigation. This charge was based on the consideration paid in excess of the fair value of the property.   In addition to settling the litigation, the purchase of the current Washington store property eliminated any potential time period between the closing of the current Washington store and the opening of the planned replacement store.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to shareholders in the fourth quarter.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES  OF EQUITY SECURITIES

The information required by this Item is incorporated by reference from Information appearing on Page 31 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 2009 and in the Company’s definitive Proxy Statement to be filed on or before November 6, 2009 in connection with its Annual Meeting scheduled to be held on December 18, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 5 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 2009.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 6 through 12 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page 12 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 5 and Pages 13 to 29 in the Company's Annual Report to Shareholders for the fiscal year ended July 25, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from information appearing on page 30 in the Company’s Annual Report to Shareholders for the fiscal year ended July 25, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 2009, in connection with its Annual Meeting scheduled to be held on December 18, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 2009, in connection with its Annual Meeting scheduled to be held on December 18, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 2009, in connection with its annual meeting scheduled to be held on December 18, 2009.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 6, 2009, in connection with its annual meeting scheduled to be held on December 18, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 6, 2009 in connection with its annual meeting scheduled to be held on December 18, 2009.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements:

		Consolidated Balance Sheets - July 25, 2009 and July 26, 2008.

		Consolidated Statements of Operations - years ended July 25, 2009, July 26, 2008 and July 28, 2007.

		Consolidated Statements of Shareholders' Equity and Comprehensive Income – years ended July 25, 2009, July 26, 2008 and July 28, 2007.

		Consolidated Statements of Cash Flows - years ended July 25, 2009, July 26, 2008 and July 28, 2007.

		Notes to consolidated financial statements.

The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 25, 2009.

	2.	Financial Statement Schedules:

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits

EXHIBIT INDEX

Exhibit No.	3	3.1	Certificate of Incorporation*
		3.2	By-laws*

Exhibit No.	4	Instruments defining the rights of security holders:
		4.5	Note Purchase Agreement dated September 16, 1999*
		4.6	Loan Agreement dated September 16, 1999*
		4.7	First Amendment to Loan Agreement*
		4.8	Second Amendment to Loan Agreement*

Exhibit No.	10	Material Contracts:
		10.1	Wakefern By-Laws*
		10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
		10.3	Voting Agreement dated March 4, 1987*
		10.6	Employment Agreement dated May 28, 2004*
		10.7	Supplemental Executive Retirement Plan*
		10.8	2004 Stock Plan*

Exhibit No.	13	Annual Report to Security Holders

Exhibit No.	14	Code of Ethics

Exhibit No.	21	Subsidiaries of Registrant

Exhibit No.	23	Consent of KPMG LLP

Exhibit No.	31.1	Certification

Exhibit No.	31.2	Certification

Exhibit No.	32.1	Certification (furnished, not filed)

Exhibit No.	32.2	Certification (furnished, not filed)

*  The following exhibits are incorporated by reference from the following previous filings:

Form 10-Q for January 2009: 4.8

Form10-K for 2007: 10.1

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

Village Super Market, Inc.

By: /s/ Kevin Begley	By: /s/James Sumas
Kevin Begley	James Sumas
Chief Financial &	Chief Executive Officer
Principal Accounting Officer

Date:  October 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:
Village Super Market, Inc.

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 7, 2009	October 7, 2009

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 7, 2009	October 7, 2009

/s/ John P. Sumas	/s/ John J. McDermott
John P. Sumas, Director	John J. McDermott, Director
October 7, 2009	October 7, 2009

/s/ David C . Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 7, 2009	October 7, 2009

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 7, 2009	October 7, 2009

/s/ Kevin Begley	/s/ Peter Lavoy
Kevin Begley, Director	Peter Lavoy, Director
October 7, 2009	October 7, 2009