Form 10-Q
period 2009-10-24
VILLAGE SUPER MARKET INC
filed 2009-12-02
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 24, 2009

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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
December 1, 2009
Class A Common Stock, No Par Value	6,984,184 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.
INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

PART II

OTHER INFORMATION

Item 6.	Exhibits	18

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	October 24,	July 25,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$38,282	$54,966
Merchandise inventories	35,582	34,273
Patronage dividend receivable	10,181	7,446
Note receivable from Wakefern	15,763	15,684
Other current assets	15,272	12,189
Total current assets	115,080	124,558

Note receivable from Wakefern	17,283	16,983
Property, equipment and fixtures, net	161,988	162,261
Investment in Wakefern	20,263	19,673
Goodwill	10,605	10,605
Other assets	4,694	4,730

	$329,913	$338,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$130	$4,555
Current portion of notes payable to Wakefern	786	269
Accounts payable to Wakefern	46,297	53,487
Accounts payable and accrued expenses	21,031	26,039
Income taxes payable	13,277	9,352
Total current liabilities	81,521	93,702

Long-term debt	30,751	30,752
Notes payable to Wakefern	1,844	1,829
Other liabilities	25,432	25,129
Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 7,538 shares	29,774	28,982
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	173,205	171,229
Accumulated other comprehensive loss	(10,342)	(10,535)
Less cost of Class A treasury shares (554 at October 24, 2009 and 555 at July 25, 2009)	(3,307)	(3,313)

Total shareholders’ equity	190,365	187,398

	$329,913	$338,810

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 24, 2009	October 25, 2008

Sales	$302,784	$290,984

Cost of sales	222,216	211,513

Gross profit	80,568	79,471

Operating and administrative expense	68,377	64,772

Depreciation and amortization	3,970	3,617

Operating income	8,221	11,082

Interest expense	(948)	(726)

Interest income	496	568

Income before income taxes	7,769	10,924

Income taxes	3,227	4,557

Net income	$4,542	$6,367

Net income per share:
Class A common stock:
Basic	$.41	$.58
Diluted	$.34	$.47

Class B common stock:
Basic	$.27	$.38
Diluted	$.26	$.37

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)
	13 Wks. Ended	13 Wks. Ended
	Oct. 24, 2009	Oct. 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,542	$6,367
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,970	3,617
Deferred taxes	(750)	(240)
Provision to value inventories at LIFO	150	300
Non-cash share-based compensation	781	634

Changes in assets and liabilities:
Merchandise inventories	(1,459)	(1,499)
Patronage dividend receivable	(2,735)	(2,517)
Accounts payable to Wakefern	(7,190)	(5,255)
Accounts payable and accrued expenses	(5,008)	(46)
Income taxes payable	3,925	4,730
Other assets and liabilities	(1,801)	(31)
Net cash (used in) provided by operating activities	(5,575)	6,060

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable from Wakefern	(379)	(424)
Capital expenditures	(3,697)	(5,286)
Net cash used in investing activities	(4,076)	(5,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	10	10
Excess tax benefit related to share-based compensation	7	6
Principal payments of long-term debt and notes payable	(4,484)	(4,474)
Dividends	(2,566)	(1,820)
Net cash used in financing activities	(7,033)	(6,278)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,684)	(5,928)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,966	47,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,282	$41,961

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR
Interest	$1,059	$933
Income taxes	$45	$89
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$590	$550
Financing lease obligation	$ -----	$4,000

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 24, 2009 and the consolidated results of operations and cash flows for the thirteen week periods ended October 24, 2009 and October 25, 2008 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2009 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the period ended October 24, 2009 are not necessarily indicative of the results to be expected for the full year.

3.             At both October 24, 2009 and July 25, 2009, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,397 and $14,247 higher than reported at October 24, 2009 and July 25, 2009, respectively.

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

On July 26, 2009, the Company adopted a new accounting standard requiring unvested share-based payment awards that contain nonforfeitable rights to dividends be treated as participating securities and therefore included in computing net income per share using the two-class method.  All prior period net income per share data have been adjusted to reflect the new standard.  Net income per share as previously reported for the October 2008 quarter were as follows:

	Class A	Class B

Basic	$ .59	$ .38
Diluted	$ .48	$ .38

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 24, 2009
	Class A	Class B
Numerator:
Net income allocated, basic	$2,739	$1,692
Conversion of Class B to Class A shares	1,692	-----
Effect of share-based compensation on allocated net income	7	(9)
Net income allocated, diluted	$4,438	$1,683

Denominator:
Weighted average shares outstanding, basic	6,719	6,376
Conversion of Class B to Class A shares	6,376	----
Dilutive effect of share-based compensation	138	-----
Weighted average shares outstanding, diluted	13,233	6,376

	13 Weeks Ended
	October 25, 2008
	Class A	Class B
Numerator:
Net income allocated, basic	$3,829	$2,393
Conversion of Class B to Class A shares	2,393	-----
Effect of share-based compensation on allocated net income	18	(23)
Net income allocated, diluted	$6,240	$2,370

Denominator:
Weighted average shares outstanding, basic	6,630	6,376
Conversion of Class B to Class A shares	6,376	-----
Dilutive effect of share-based compensation	149	------
Weighted average shares outstanding, diluted	13,155	6,376

Outstanding stock options to purchase Class A shares of 6 and 208 were excluded from the calculation of diluted net income per share at October 24, 2009 and October 25, 2008, respectively, as a result of their anti-dilutive effect. In addition, 266 and 251 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 24, 2009 and October 25, 2008, respectively, due to their anti-dilutive effect.

5.             Comprehensive income was $4,735 and $6,448 for the quarters ended October 24, 2009 and October 25, 2008, respectively.  Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 24, 2009	October 25, 2008

Service cost	$572	$603
Interest cost on projected benefit obligations	583	520
Expected return on plan assets	(426)	(434)
Amortization of gains and losses	320	133
Amortization of prior service costs	2	2

Net periodic pension cost	$1,051	$824

As of October 24, 2009, the Company has contributed $24 to its pension plans in fiscal 2010.  The Company expects to contribute an additional $2,976 during the remainder of fiscal 2010 to fund its pension plans.

7.             Effective July 26, 2009, the Company adopted a new accounting standard defining fair value and establishing a framework for measurement of fair value for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. This includes fair value calculated in impairment assessments of goodwill and other long-lived assets. The adoption had no impact on the Company’s consolidated financial position or results of operations.

8.             The Company’s leasehold interest in the current Washington store had been the subject of litigation related to the lease-end date, rent amounts and other matters. On July 30, 2009, the Company settled all litigation with the landlord and purchased the land and building for $3,100.  The Company recorded the purchase of land and building at its appraised value of $1,600.  In fiscal 2009, the Company recorded a pre-tax charge for the balance of $1,500 related to the litigation.  In addition to settling the litigation, the purchase of the current Washington store property eliminated any potential time period between the closing of the current Washington store and the opening of the planned replacement store.

On April 22, 2009, a Court formally invalidated the developer’s approval for our Washington replacement store.  In September 2009, the Planning Board began consideration of a revised site plan.  The Planning Board approved this revised site plan on November 11, 2009.  This approval is subject to appeal.  The Company restarted construction on November 25, 2009, which is estimated to be completed in three months.  The Company’s investment in construction and equipment is $10,803 at October 24, 2009.  In the event the Planning Board approval is appealed and overturned, the Company may record an impairment charge for this investment which could be material to the Company’s consolidated financial position and results of operations.

9.             The Company has evaluated all activity through December 2, 2009, the date the consolidated condensed financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the consolidated condensed financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)

OVERVIEW

The Company operates a chain of 26 ShopRite supermarkets in New Jersey and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

The Company’s stores, six of which are owned, average 56,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

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

During fiscal 2009 and the first quarter of fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items.  These trends amplified in the last six months.  The deflationary trend in food prices that began during the second half of fiscal 2009 continued in the first quarter of fiscal 2010. As a result of these trends, same store sales increased only .6% in the first quarter of fiscal 2010 as the average transaction size declined. This compares to a same store sales increase in the first quarter of the prior year of 4.2%.  However, our customer counts continued to increase in the first quarter of fiscal 2010.  Management believes that generally Village has benefited from these trends compared to its competitors due to ShopRite’s position as a price leader in New Jersey.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	10/24/09	10/25/08
Sales	100.00%	100.00%
Cost of sales	73.39	72.69
Gross profit	26.61	27.31
Operating and administrative expense	22.58	22.26
Depreciation and amortization	1.31	1.24
Operating income	2.72	3.81
Interest expense	( .31)	(.25)
Interest income	.16	.20
Income before taxes	2.57	3.76
Income taxes	1.07	1.57
Net income	1.50%	2.19%

Sales.  Sales were $302,784 in the first quarter of fiscal 2010, an increase of 4.1% compared to the first quarter of the prior year.  Sales increased primarily due to the opening of the Marmora, New Jersey store on May 31, 2009.  Same store sales increased .6% as increased transaction counts at most stores were offset by a decrease in the average transaction size and cannibalization from the opening of the Marmora store.  This compares to a same store sales increase in the first quarter of the prior year of 4.2%.  The Company believes that the low same store sales growth is due to food price deflation and changing consumer behavior due to economic weakness, which has resulted in increased coupon usage, sale item penetration and trading down.  The Company expects same store sales for all of fiscal 2010 to increase by 1% to 2%.   New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .70% in the first quarter of fiscal 2010 compared to the first quarter of the prior year due to decreased departmental gross margin percentages (.41%), higher promotional spending (.32%) and changed product mix (.10%).

Operating and Administrative Expense.  Operating and administrative expense increased .32% as a percentage of sales in the first quarter of fiscal 2010 compared to the first quarter of the prior year primarily due to increased fringe benefit costs (.32%) due to increased medical, worker’s compensation insurance and pension costs
.
Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2010 compared to the first quarter of the prior year due to depreciation related to fixed asset additions, including the new Marmora store.

Interest Expense.  Interest expense increased in the first quarter of fiscal 2010 compared to the first quarter of the prior year due to interest on the Marmora store financing lease, partially offset by lower interest expense due to payments on loans.

Interest Income.  Interest income decreased in the first quarter of fiscal 2010 compared to the first quarter of the prior year primarily due to lower interest rates received.

Income Taxes.  The effective income tax rate was 41.5% in the first quarter of fiscal 2010 compared to 41.7% in the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2009.  As of October 24, 2009, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5,575 in the first quarter of fiscal 2010 compared with net cash provided by operating activities of $6,060 in the corresponding period of the prior year. This decrease is primarily attributable to a larger decrease in payables in fiscal 2010 then in fiscal 2009, and a decline in net income.  The changes in payables balances outstanding results from differences in the timing of payments.

During the first quarter of fiscal 2010, Village used cash to fund capital expenditures of $3,697, debt payments of $4,484 and dividends of $2,566.  Debt payments include the final installment of $4,286 on Village’s unsecured Senior Notes.

Working capital was $33,559 at October 24, 2009 compared to $30,856 at July 25, 2009.  The working capital ratio was 1.4 to 1 at October 24, 2009 compared to 1.3 to 1 at July 25, 2009.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $17,000 for capital expenditures in fiscal 2010.  Planned expenditures include the completion of construction and equipment for the replacement store in Washington, New Jersey and several small remodels.  The Company’s primary sources of liquidity in fiscal 2010 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2010.

There have been no substantial changes as of October 24, 2009 to the contractual obligations and commitments discussed on page 10 of the Company’s Annual Report on Form 10-K for the year ended July 25, 2009, except for an additional $590 required investment in Wakefern stock.

OUTLOOK

This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; and legal matters; and are indicated by words such as “will,” ‘expect,”  “should,” ‘intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

•	We expect same store sales growth of 1.0%-2.0% in fiscal 2010.
•
During fiscal 2009 and the first quarter of fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items. These trends amplified in the last six months.  Same store sales increased only .6% in the first quarter of fiscal 2010 as customer counts increased but the average transaction size declined. Management expects these trends to continue for at least the next quarter. Management believes that generally Village has benefited from these trends compared to its competitors due to ShopRite’s position as a price leader in New Jersey.

•	We expect less retail price inflation in fiscal 2010 than in fiscal 2009 and fiscal 2008, with the first half of fiscal 2010 being primarily deflationary.
•	We have budgeted $17,000 for capital expenditures in fiscal 2010, which includes the completion of the Washington replacement store.
•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2010 to be 41-42%.
•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs, and credit card fees.

Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report.  These include:

•
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

•
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania.  We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rates, energy costs and unemployment rates may adversely affect our sales and profits.

•
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

•
Approximately 92% of our employees are covered by collective bargaining agreements.  Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

•
Village could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

•
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

•
On April 22, 2009, a Court formally invalidated the developer’s approval for our Washington replacement store.  In September 2009, the Planning Board began consideration of a revised site plan.  The Planning Board approved this revised site plan on November 11, 2009.  This approval is subject to appeal.  The Company restarted construction on November 25, 2009, which is estimated to be completed in three months.  The Company’s investment in construction and equipment is $10,803 at October 24, 2009.  In the event the Planning Board approval is appealed and overturned, the Company may record an impairment charge for this investment which could be material to the Company’s consolidated financial position and results of operations.

•	Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 12, 21 and 24 of the Company’s Annual Report on Form 10-K for the year ended July 25, 2009.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2010 except for an additional required investment in Wakefern common stock of $590 described previously herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 24, 2009, the Company had demand deposits of $23,311 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 24, 2009, the Company had a $17,283 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on December 3, 2010. In addition, the Company had a $15,763 note receivable due from Wakefern earning interest at prime less 1.25%, which matures December 8, 2009.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2010.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 2, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 2, 2009	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 2, 2009	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)