Form 10-Q
period 2010-01-23
VILLAGE SUPER MARKET INC
filed 2010-03-03
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended: January 23, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State of other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

(973) 467-2200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes□ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes□ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      □ Yes☒ No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:
March 2, 2010
Class A Common Stock, No Par Value	6,999,194 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	20

	Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)
	January 23,	July 25,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$75,147	$54,966
Merchandise inventories	35,694	34,273
Patronage dividend receivable	3,496	7,446
Note receivable from Wakefern	----	15,684
Other current assets	14,599	12,189
Total current assets	128,936	124,558

Note receivable from Wakefern	17,588	16,983
Property, equipment and fixtures, net	165,818	162,261
Investment in Wakefern	20,263	19,673
Goodwill	10,605	10,605
Other assets	4,683	4,730
	$347,893	$338,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$ ----	$4,555
Current portion of notes payable to Wakefern	298	269
Accounts payable to Wakefern	54,868	53,487
Accounts payable and accrued expenses	25,869	26,039
Income taxes payable	13,174	9,352
Total current liabilities	94,209	93,702

Long-term debt	30,732	30,752
Notes payable to Wakefern	1,657	1,829
Other liabilities	25,701	25,129

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 7,541 shares at January 23, 2010 and 7,538 shares at July 25, 2009	30,676	28,982
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	177,270	171,229
Accumulated other comprehensive loss	(10,149)	(10,535)
Less cost of Class A treasury shares (542 at January 23, 2010 and 555 at July 25, 2009)	(3,238)	(3,313)

Total shareholders’ equity	195,594	187,398

	$347,893	$338,810

See accompanying Notes to Consolidated Condensed Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended	26 Wks. Ended	26 Wks. Ended
	Jan. 23, 2010	Jan. 24, 2009	Jan. 23, 2010	Jan. 24, 2009

Sales	$315,309	$312,714	$618,093	$603,698

Cost of sales	229,153	227,653	451,369	439,165

Gross profit	86,156	85,061	166,724	164,533

Operating and administrative expense	70,166	67,488	138,543	132,260

Depreciation and amortization	4,063	3,705	8,033	7,322

Operating income	11,927	13,868	20,148	24,951

Interest expense	(905)	(708)	(1,853)	(1,434)

Interest income	490	489	986	1,057

Income before income taxes	11,512	13,649	19,281	24,574

Income taxes	4,775	5,693	8,002	10,250

Net income	$6,737	$7,956	$11,279	$14,324

Net income per share:
Class A Common Stock:
Basic	$.61	$.72	$1.01	$1.30
Diluted	$.50	$.59	$.83	$1.07

Class B Common Stock:
Basic	$.39	$.47	$.66	$.84
Diluted	$.39	$.46	$.65	$.84

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Weeks Ended	26 Weeks Ended
	January 23, 2010	January 24, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,279	$14,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,033	7,322
Deferred taxes	(1,400)	350
Provision to value inventories at LIFO	150	600
Non-cash share-based compensation	1,555	1,274

Changes in assets and liabilities:
Merchandise inventories	(1,571)	(2,662)
Patronage dividend receivable	3,950	3,853
Accounts payable to Wakefern	1,381	2,017
Accounts payable and accrued expenses	(170)	821
Income taxes payable	3,822	2,498
Other assets and liabilities	(7)	(1,040)
Net cash provided by operating activities	27,022	29,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,589)	(13,170)
Maturity of (investment in) notes receivable from Wakefern	15,079	(818)
Net cash provided by (used in) investing activities	3,490	(13,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	122	339
Excess tax benefit related to share-based compensation	92	217
Principal payments of long-term debt and notes payable	(5,307)	(5,218)
Dividends	(5,238)	(3,863)
Net cash used in financing activities	(10,331)	(8,525)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,181	6,844

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,966	47,889
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,147	$54,733

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:
Interest	$1,964	$1,360
Income taxes	$5,487	$8,939
NON-CASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$590	$657
Financing lease obligation	$ ----	$5,700

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

 1.            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 23, 2010 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 23, 2010 and January 24, 2009 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2009 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the periods ended January 23, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

3.             At both January 23, 2010 and July 25, 2009, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,397 and $14,247 higher than reported at January 23, 2010 and July 25, 2009, respectively.

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

On July 26, 2009, the Company adopted a new accounting standard requiring unvested share-based payment awards that contain nonforfeitable rights to dividends be treated as participating securities and therefore included in computing net income per share using the two-class method.  All prior period net income per share data has been adjusted to reflect the new standard.  Net income per share amounts for the prior year periods as previously reported were as follows:

	13 Weeks Ended		26 Weeks Ended
	January 24, 2009
	Class A	Class B	Class A	Class B

Basic	$.74	$.48	$1.33	$.86
Diluted	$.60	$.47	$1.08	$.85

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 23, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,072	$2,506	$6,811	$4,199
Conversion of Class B to Class A shares	2,506	----	4,199	----
Effect of share-based compensation on allocated net income	17	(17)	25	(27)
Net income allocated, diluted	$6,595	$2,489	$11,035	$4,172

Denominator:
Weighted average shares outstanding, basic	6,727	6,376	6,723	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	---
Dilutive effect of share-based compensation	132	-----	135	---
Weighted average shares outstanding, diluted	13,235	_ 6,376	13,234	6,376

	13 Weeks Ended		26 Weeks Ended
	January 24, 2009
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,790	$2,985	$8,619	$5,378
Conversion of Class B to Class A shares	2,985	---	5,378	---
Effect of share-based compensation on allocated net income	24	(31)	43	(53)
Net income allocated, diluted	$7,799	$2,954	$14,040	$5,325

Denominator:
Weighted average shares outstanding, basic	6,642	6,376	6,636	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	---
Dilutive effect of share-based compensation	155	----	152	---
Weighted average shares outstanding, diluted	13,173	6,376	13,164	6,376

Outstanding stock options to purchase Class A shares of 30 and 404 were excluded from the calculation of diluted net income per share at January 23, 2010 and January 24, 2009, respectively, as a result of their anti-dilutive effect.  In addition, 256 and 251 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 23, 2010 and January 24, 2009, respectively, due to their anti-dilutive effect.

5.             Comprehensive income was $6,930 and $11,665 for the thirteen and twenty-six week periods ended January 23, 2010, and $8,037 and $14,486 for the thirteen and twenty-six week periods ended January 24, 2009. Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	1/23/10	1/24/09	1/23/10	1/24/09

Service cost	$572	$603	$1,144	$1,206
Interest cost on projected benefit obligations	583	520	1,166	1,040
Expected return on plan assets	(426)	(434)	(852)	(868)
Amortization of gains and losses	320	133	640	266
Amortization of prior service costs	2	2	4	4
Net periodic pension cost	$1,051	$824	$2,102	$1,648

As of January 23, 2010, the Company has contributed $41 to its pension plans in fiscal 2010.  The Company expects to contribute an additional $2,959 during the remainder of fiscal 2010 to fund its pension plans.

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

8.             The Company’s leasehold interest in the former Washington store had been the subject of litigation related to the lease-end date, rent amounts and other matters. On July 30, 2009, the Company settled all litigation with the landlord and purchased the land and building for $3,100.  The Company recorded the purchase of land and building at its appraised value of $1,600.  In fiscal 2009, the Company recorded a pre-tax charge for the balance of $1,500 related to the litigation.  In addition to settling the litigation, the purchase of the former Washington store property eliminated any potential time period between the closing of the former Washington store and the opening of the replacement store.

On April 22, 2009, a Court formally invalidated the developer’s approval for our Washington replacement store.  In September 2009, the Planning Board began consideration of a revised site plan.  The Planning Board approved this revised site plan on November 11, 2009.  This approval was appealed in December.  The Company restarted construction on November 25, 2009 and the store opened on February 21, 2010. The Company’s investment in construction and equipment is $14,710 at January 23, 2010.  In the event the Planning Board approval is overturned on appeal, the Company may record an impairment charge for this investment which could be material to the Company’s consolidated financial position and results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Thousands)
OVERVIEW

The Company operates a chain of 26 ShopRite supermarkets in New Jersey and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

The Company’s stores, six of which are owned, average 56,000 total square feet.  Larger store sizes enable Village to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

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

During fiscal 2009 and the first two quarters of fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items.  These trends amplified in the last nine months.  The deflationary trend in food prices that began during the second half of fiscal 2009 continued in the first two quarters of fiscal 2010. As a result of these trends, same store sales decreased 1.7% in the second quarter of fiscal 2010 as the average transaction size declined. This compares to a same store sales increase in the second quarter of the prior year of 5.9%.  However, customer counts increased slightly in the second quarter of fiscal 2010. Management believes that generally Village has benefited from these trends compared to its competitors due to ShopRite’s position as a price leader in New Jersey.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	1/23/10	1/24/09	1/23/10	1/24/09

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.68	72.80	73.03	72.75
Gross profit	27.32	27.20	26.97	27.25
Operating and administrative expense	22.25	21.58	22.41	21.91
Depreciation and amortization	1.29	1.18	1.30	1.21
Operating income	3.78	4.44	3.26	4.13
Interest expense	(.29)	(.23)	(.30)	( .24)
Interest income	.16	.15	.16	.18
Income before taxes	3.65	4.36	3.12	4.07
Income taxes	1.51	1.82	1.30	1.70
Net income	2.14%	2.54%	1.82%	2.37%

Sales.  Sales were $315,309 in the second quarter of fiscal 2010, an increase of .8% from the second quarter of the prior year.  Sales increased due to the opening of the Marmora, New Jersey store on May 31, 2009.  Same store sales decreased 1.7%.  This compares to a same store sales increase in the second quarter of the prior year of 5.9%.  Same store sales decreased due to cannibalization from the opening of the Marmora store, reduced sales in three stores due to competitive store openings and a decline in average transaction size. These declines were partially offset by a slight increase in transaction counts.  The Company believes that the decline in transaction size is due to food price deflation and changing consumer behavior due to economic weakness, which has resulted in increased coupon usage, sale item penetration and trading down.  The Company expects same store sales for all of fiscal 2010 to range from -.5% to +1.0%.  New stores and replacement stores are included in same stores sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same stores sales immediately.

Sales were $618,093 in the six-month period of fiscal 2010, an increase of 2.4% from the prior year.  Sales increased due to the opening of the Marmora store.  Same stores sales decreased .6% due to cannibalization from the opening of the Marmora store and a decline in average transaction size, partially offset by increased transaction count.

Gross profit.  Gross profit as a percentage of sales increased .12% in the second quarter of fiscal 2010 compared to the second quarter of the prior year primarily due to higher patronage dividends (.30%) and lower LIFO charges (.10%).  These improvements were partially offset by increased warehouse assessment charges from Wakefern (.12%) and higher promotional spending (.09%).  Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2010 (.38%) and 2009 (.26%). In addition, accruals for patronage dividends were increased .18% in the current fiscal quarter.

Gross profit as a percentage of sales decreased .28% in the six-month period of fiscal 2010 compared to the corresponding period of the prior year primarily due to higher promotional spending (.20%), decreased departmental gross margin percentage (.21%) and changed product mix (.07%). These decreases were partially offset by higher patronage dividends (.17%) and lower LIFO charges (.08%).

Operating and administrative expense.  Operating and administrative expense increased .67% as a percentage of sales in the second quarter of fiscal 2010 compared to the second quarter of the prior year primarily due to increased fringe benefit cost (.41%), payroll (.21%) and occupancy costs (.16%).  These increases were partially offset by recovery of prior year’s credit card fees through litigation settlement (.06%).  Fringe benefit costs increased primarily due to increased medical, worker’s compensation insurance and pension costs.  Payroll costs increased as a percentage of sales due to the loss of operating leverage from the 1.7% same store sale decline in the current year.  Occupancy costs increased primarily due to increased snow removal, real estate taxes and insurance costs.

Operating and administrative expense increased .50% as a percentage of sales in the six-month period of fiscal 2010 compared to the corresponding period of the prior year primarily due to increased fringe benefit costs (.37%), payroll (.13%) and occupancy costs (.08%).  Fringe benefit costs increased primarily due to increased medical, worker’s compensation insurance and pension costs.  Payroll increased as a percentage of sales due to the loss of operating leverage from the .6% same store sales decline in the current year.  Occupancy costs increased due to higher real estate taxes, snow removal and insurance costs.

Depreciation and amortization.  Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2010 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the new Marmora store.

Interest expense.  Interest expense increased in the second quarter and six-month periods of fiscal 2010 compared to the corresponding periods of the prior year due to interest on the Marmora store financing lease, partially offset by lower interest expense due to payments on loans.

Interest income.  Interest income was similar in the second quarter and six-month periods of fiscal 2010 compared to the corresponding periods of the prior year as higher amounts invested were offset by lower interest rates received.

Income Taxes.  The effective income tax rate was 41.5% in both the second quarter and six-month periods of fiscal 2010 compared to 41.7% in the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2009.  As of January 23, 2010, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27,022 in the six-month period ended January 23, 2010 compared with $29,357 in the corresponding period of the prior year.  This decrease is primarily attributable to lower net income in fiscal 2010.

During the first six months of fiscal 2010, Village used cash to fund capital expenditures of $11,589, debt payments of $5,307 and dividends of $5,238.  Debt payments include the final installment of $4,286 on Village’s unsecured Senior Notes.

Village has budgeted approximately $19 million for capital expenditures in fiscal 2010.  Expenditures include the completion of the construction and equipment for the replacement store in Washington, New Jersey, which opened on February 21, 2010, installation of a solar energy system at the Garwood store, and several small remodels.  The Company’s primary sources of liquidity in fiscal 2010 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2010.

Working capital was $34,727 at January 23, 2010 compared to $30,856 at July 25, 2009.   The working capital ratio was 1.4 to 1 at January 23, 2010 compared to 1.3 to 1 at July 25, 2009.   On December 8, 2009, a $15,822 note receivable from Wakefern matured and is currently invested in overnight deposits at Wakefern.  The Company’s working capital needs are reduced since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of January 23, 2010 to the contractual obligations and commitments discussed on page 10 of the Company’s Annual Report on Form 10-K for the year ended July 25, 2009, except for an additional $590 required investment in Wakefern common stock.

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

•	We expect same store sales to range from -.5% to +1.0% in fiscal 2010.
•
During fiscal 2009 and the first two quarters of fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items. These trends amplified in the last nine months.  Same store sales decreased 1.7% in the second quarter of fiscal 2010 as customer counts increased slightly, but the average transaction size declined. Management expects these trends to continue for at least the next quarter. Management believes that generally Village has benefited from these trends compared to its competitors due to ShopRite’s position as a price leader in New Jersey.

•	We expect less retail price inflation in fiscal 2010 than in fiscal 2009 and fiscal 2008, with the first 9 months of fiscal 2010 being primarily deflationary.
•
We have budgeted $19,000 for capital expenditures in fiscal 2010, which includes the completion of the Washington replacement store, which opened on February 21, 2010, installation of a solar energy system at the Garwood store, and several small remodels.

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

•
We believe a number of the multi-employer plans to which we contribute are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules.  The failure of a withdrawing employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

•
On April 22, 2009, a Court formally invalidated the developer’s approval for our Washington replacement store.  In September 2009, the Planning Board began consideration of a revised site plan.  The Planning Board approved this revised site plan on November 11, 2009.  This approval was appealed in December.  The Company restarted construction on November 25, 2009 and the store opened on February 21, 2010.  The Company’s investment in construction and equipment is $14,710 at January 23, 2010.  In the event the Planning Board approval is overturned on appeal, the Company may record an impairment charge for this investment which could be material to the Company’s consolidated financial position and results of operations.

•	Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 12, 21 and 24 of the Company’s Annual Report on Form 10-K for the year ended July 25, 2009.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2010, except for additional required investments in Wakefern common stock of $590.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 23, 2010, the Company had demand deposits of $56,831 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 23, 2010, the Company had a $17,588 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on March 3, 2011.

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

There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2010.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 18, 2009.  The following persons were elected as directors pursuant to the following votes:

Directors	For	Withheld

James Sumas	52,388,646	1,042,463
Robert Sumas	52,385,496	1,045,613
William Sumas	52,831,962	599,147
John P. Sumas	52,385,496	1,045,613
Kevin Begley	52,448,405	982,704
Nicholas Sumas	52,824,764	606,345
John J. Sumas	52,383,696	1,047,413
Steven Crystal	53,296,361	134,748
David Judge	53,295,666	135,443
Peter Lavoy	53,295,462	135,647
Stephen Rooney	53,295,706	135,403

The shareholders approved a proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year. The vote totals were as follows: For – 53,384,644; Against – 45,564; Abstain - 900.

The shareholders approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of both Class A and Class B common stock from 10,000,000 to 20,000,000.  The vote totals were as follows:  For – 51,808,849; Against - 1,620,960; Abstain - 1,296.

Item 6.   Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 3, 2010

Exhibit 99.2	First Quarter Report to Shareholders dated December 18, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 3, 2010	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 3, 2010	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)