Form 10-Q
period 2010-04-24
VILLAGE SUPER MARKET INC
filed 2010-06-02
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 24, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

June 1, 2010
Class A Common Stock, No Par Value	7,015,694 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)(Unaudited)

	April 24,	July 25,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$65,434	$54,966
Merchandise inventories	36,296	34,273
Patronage dividend receivable	5,971	7,446
Note receivable from Wakefern	---	15,684
Other current assets	12,085	12,189
Total current assets	119,786	124,558

Note receivable from Wakefern	17,892	16,983
Property, equipment and fixtures, net	166,770	162,261
Investment in Wakefern	20,263	19,673
Goodwill	10,605	10,605
Other assets	4,157	4,730

TOTAL ASSETS	$339,473	$338,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$ ---	$4,555
Current portion of notes payable to Wakefern	332	269
Accounts payable to Wakefern	45,819	53,487
Accounts payable and accrued expenses	24,368	26,039
Income taxes payable	11,973	9,352
Total current liabilities	82,492	93,702

Long-term debt	30,729	30,752
Notes payable to Wakefern	1,573	1,829
Other liabilities	25,510	25,129

Commitment and contingencies

Shareholders' equity
Class A common stock - no par value, issued 7,541 shares at April 24, 2010 and 7,538 shares at July 25, 2009	31,545	28,982
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	179,684	171,229
Accumulated other comprehensive loss	(9,956)	(10,535)
Less cost of Class A treasury shares (525 at April 24, 2010 and 555 at July 25, 2009)	(3,139)	(3,313)

Total shareholders’ equity	199,169	187,398

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$339,473	$338,810

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)(Unaudited)

	13 Wks. Ended	13 Wks. Ended	39 Wks. Ended	39 Wks. Ended
	Apr. 24, 2010	Apr. 25, 2009	Apr. 24, 2010	Apr. 25, 2009

Sales	$300,991	$293,474	$919,085	$897,172

Cost of sales	218,578	213,404	669,948	652,569

Gross profit	82,413	80,070	249,137	244,603

Operating and administrative expense	68,759	65,428	207,301	197,688

Depreciation and amortization expense	4,363	3,720	12,396	11,042

Operating income	9,291	10,922	29,440	35,873

Interest expense	(901)	(695)	(2,755)	(2,130)

Interest income	507	497	1,493	1,554

Income before income taxes	8,897	10,724	28,178	35,297

Income taxes	3,692	4,472	__ 11,694	14,722

Net income	$5,205	$6,252	$16,484	$20,575

Net income per share:
Class A common stock:
Basic	$.47	$.56	$1.48	$1.86
Diluted	$.39	$.46	$1.22	$1.53

Class B common stock:
Basic	$.30	$.37	$.96	$1.21
Diluted	$.30	$.36	$.96	$1.20

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	April 24, 2010	April 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,484	$20,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,396	11,042
Deferred taxes	(2,300)	(674)
Provision to value inventories at LIFO	150	750
Non-cash share-based compensation	2,242	1,908
Changes in assets and liabilities:
Merchandise inventories	(2,173)	(1,485)
Patronage dividend receivable	1,475	1,728
Accounts payable to Wakefern	(7,668)	(11,089)
Accounts payable and accrued expenses	(1,671)	3,076
Income taxes payable	2,621	870
Other assets and liabilities	3,937	4,222
Net cash provided by operating activities	25,493	30,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,905)	(20,170)
Maturity of (investment in) note receivable from Wakefern	14,775	(1,177)
Net cash used in investing activities	(2,130)	(21,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	277	809
Tax benefit related to share-based compensation	218	474
Principal payments of long-term debt and notes payable	(5,361)	(5,400)
Dividends	(8,029)	(6,080)
Net cash used in financing activities	(12,895)	(10,197)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,468	(621)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,966	47,889
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,434	$47,268

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
Interest	$2,865	$2,337
Income taxes	$10,929	$14,541
NON-CASH SUPPLEMENTAL DISCLOSURE:
Investment in Wakefern	$590	$658
Financing lease obligation	$ ---	$8,700

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands, except per share amounts) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 24, 2010 and the consolidated results of operations and cash flows for the thirteen and thirty-nine week periods ended April 24, 2010 and April 25, 2009 of Village Super Market, Inc. (the “Company” or “Village”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2009 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the periods ended April 24, 2010 are not necessarily indicative of the expected results for the full year.

3.             At both April 24, 2010 and July 25, 2009, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,397 and $14,247 higher than reported at April 24, 2010 and July 25, 2009, respectively.

4.             The Company computes net income per share using the two-class method,  an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.  Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than our Class B common stock, in accordance with the classes’ respective dividend rights.
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
	13 Weeks Ended		39 Weeks Ended
	April 25, 2009
	Class A	Class B	Class A	Class B

Basic	$.58	$.38	$1.91	$1.24
Diluted	$.47	$.37	$1.55	$1.22

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 24, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,152	$1,933	$9,963	$6,131
Conversion of Class B to Class A shares	1,933	----	6,131	----
Effect of share-based compensation on allocated net income	10	(8)	_ 34	(35)
Net income allocated, diluted	$5,095	$1,925	$16,128	$6,096

Denominator:
Weighted average shares outstanding, basic	6,750	6,376	6,732	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	----
Dilutive effect of share-based compensation	106	---	126	----
Weighted average shares outstanding, diluted	13,232	6,376	13,234	6,376

	13 Weeks Ended		39 Weeks Ended
	April 25, 2009
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,772	$2,338	$12,392	$7,715
Conversion of Class B to Class A shares	2,338	----	7,715	----
Effect of share-based compensation on allocated net income	16	(20)	59	(73)
Net income allocated, diluted	$6,126	$2,318	$20,166	$7,642

Denominator:
Weighted average shares outstanding, basic	6,677	6,376	6,650	6,376
Conversion of Class B to Class A shares	6,376	----	6,376	----
Dilutive effect of share-based compensation	150	----	151	----
Weighted average shares outstanding, diluted	13,203	6,376	13,177	6,376

Outstanding stock options to purchase Class A shares of 206 and 4 were excluded from the calculation of diluted net income per share at April 24, 2010 and April 25, 2009, respectively, as a result of their anti-dilutive effect. In addition, 256 and 251 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 24, 2010 and April 25, 2009, respectively, due to their anti-dilutive effect.

5.             Comprehensive income was $5,398 and $17,063 for the thirteen and thirty-nine week periods ended April 24, 2010, and $6,333 and $20,818 for the thirteen and thirty-nine week periods ended April 25, 2009.  Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans include the following components:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended 4/24/10	Ended 4/25/09	Ended 4/24/10	Ended 4/25/09

Service cost	$572	$603	$1,716	$1,809
Interest cost on projected benefit obligations	583	520	1,749	1,560
Expected return on plan assets	(426)	(434)	(1,278)	(1,302)
Amortization of gains and losses	320	133	960	399
Amortization of prior service costs	2	2	6	6

Net periodic pension cost	$1,051	$824	$3,153	$2,472

As of April 24, 2010, the Company has contributed $43 to its pension plans in fiscal 2010.  The Company expects to contribute an additional $2,957 in the fourth quarter of fiscal 2010 to fund its pension plans.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)
OVERVIEW

The Company operates a chain of 26 ShopRite supermarkets in New Jersey and northeastern Pennsylvania.  Village opened a replacement store in Washington, NJ on February 21, 2010.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the Shop Rite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology and advertising associated with larger chains.

The Company’s stores, five of which are owned, average 57,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

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

During fiscal 2009 and the first three quarters of fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items.  The deflationary trend in food prices that began during the second half of fiscal 2009 continued in fiscal 2010. As a result of these trends, same store sales decreased 1.5% in the third quarter of fiscal 2010. This compares to a same store sales increase in the third quarter of the prior year of 7.3%.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	4/24/10	4/25/09	4/24/10	4/25/09

Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.62	72.72	72.89	72.74
Gross profit	27.38	27.28	27.11	27.26
Operating and administrative expense	22.84	22.29	22.56	22.03
Depreciation and amortization expense	1.45	1.27	1.35	1.23
Operating income	3.09	3.72	3.20	4.00
Interest expense	(0.30)	(0.24)	(0.30)	(0.24)
Interest income	0.17	0.17	0.16	0.17
Income before taxes	2.96	3.65	3.06	3.93
Income taxes	1.23	1.52	1.27	1.64
Net income	1.73%	2.13%	1.79%	2.29%

Sales.  Sales were $300,991 in the third quarter of fiscal 2010, an increase of 2.6% from the third quarter of the prior year.  Sales increased due to the opening of the Marmora store on May 31, 2009 and the opening of the Washington replacement store on February 21, 2010.  Same store sales declined 1.5%.  This compares to a same store sales increase in the third quarter of the prior year of 7.3%.  Same store sales declined primarily due to cannibalization from the opening of the Marmora store and reduced sales in two stores due to competitive store openings.  The deflationary trend that began in late fiscal 2009 began to diminish in the third quarter of fiscal 2010. Sales continue to be impacted by changing consumer behavior due to economic weakness which has resulted in increased coupon usage, sale item penetration and trading down.  The Company expects same store sales for all of fiscal 2010 to range from -1% to 0%, excluding the impact of the fifty-third week in fiscal 2010.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $919,085 in the nine-month period of fiscal 2010, an increase of 2.4% from the prior year.  Sales increased due to the opening of the Marmora and Washington stores.  Same store sales decreased .9% due to cannibalization from the opening of the Marmora store, reduced sales in three stores due to competitive store openings and deflation.

Gross Profit.  Gross profit as a percentage of sales increased .10% in the third quarter of fiscal 2010 compared to the third quarter of the prior year primarily due to improved product mix (.11%), higher patronage dividends (.07%) and lower LIFO charges (.05%).  These improvements were partially offset by decreased departmental gross margin percentages (.10%) and increased warehouse assessment charges from Wakefern (.05%).

Gross profit as a percentage of sales decreased .15% in the nine-month period of fiscal 2010 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages (.18%), higher promotional spending (.13%) and increased warehouse assessment charges from Wakefern (.05%).  These decreases were partially offset by higher patronage dividends (.14%) and lower LIFO charges (.07%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .55% in the third quarter of fiscal 2010 compared to the third quarter of the prior year primarily due to increased fringe benefit (.28%) and snow removal costs (.15%),  and the loss of operating leverage from the 1.5% same store sales decline from the prior year.  Fringe benefit costs increased primarily due to increased medical, worker’s compensation insurance and pension costs.

Operating and administrative expense as a percentage of sales increased .53% in the nine-month period of fiscal 2010 compared to the corresponding period of the prior year primarily due to increased fringe benefit (.34%) and snow removal costs (.05%), and the loss of operating leverage from the .9% same store sales decline in the current year.  Fringe benefit cost increased primarily due to increased medical, worker’s compensation insurance and pension costs.

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month periods of fiscal 2010 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the two new stores.

Interest Expense.  Interest expense increased in the third quarter and nine-month periods of fiscal 2010 compared to the corresponding periods of the prior year due to interest on the Marmora store financing lease,  partially offset by lower interest expense due to payments on loans.

Interest Income.  Interest income was similar in the third quarter and nine-month periods of fiscal 2010 compared to the corresponding periods of the prior year as higher amounts invested were offset by lower interest rates received.

Income Taxes.  The effective income tax rate was 41.5% in both the third quarter and nine-month periods of fiscal 2010 compared to 41.7% in the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2009.  As of April 24, 2010, there have been no changes to any of the critical accounting policies contained therein.
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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25,493 in the nine-month period ended April 24, 2010 compared with $30,923 in the corresponding period of the prior year.  This decrease is primarily attributable to lower net income in fiscal 2010.

During the first nine months of fiscal 2010, Village used cash to fund capital expenditures of $16,905, debt payments of $5,361 and dividends of $8,029.  Debt payments include the final installment of $4,286 on Village’s unsecured Senior Notes.

Village has budgeted approximately $23,000 for capital expenditure in fiscal 2010. Expenditures include the completed construction and equipment for the replacement store in Washington, installation of a solar energy system at the Garwood store, the purchase of land for future development, and several smaller remodels.  The Company’s primary sources of liquidity in fiscal 2010 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2010.

Working capital was $37,294 at April 24, 2010 compared to $30,856 at July 25, 2009.  The working capital ratio was 1.5 to 1 at April 24, 2010 compared to 1.3 to 1 at July 25, 2009.  On December 8, 2009, a $15,822 note receivable from Wakefern matured and is currently invested in overnight deposits at Wakefern.  The Company’s working capital needs are reduced since inventories are generally sold by the time payments  to Wakefern and other suppliers are due.

There have been no substantial changes as of April 24, 2010 to the contractual obligations and commitments discussed on page 10 of the Company’s Annual Report on Form 10-K for the year ended July 25, 2009, except for an additional $590 required investment in Wakefern common stock.

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

•	We expect same store sales to range from -1% to 0% in fiscal 2010, excluding the impact of the 53rd week in fiscal 2010.
•
During fiscal 2009 and the first three quarters of fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weaker economy and increased unemployment.  Consumers are increasingly cooking meals at home, trading down to lower priced items, including private label, and concentrating their buying on sale items.

•	We expect either slight retail price inflation or slight deflation in fiscal 2010. The first 9 months of fiscal 2010 were primarily deflationary.
•
We have budgeted $23,000 for capital expenditures in fiscal 2010, which includes the completed Washington replacement store, installation of a solar energy system at the Garwood store, the purchase of land for future development and several small remodels.

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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 12, 21 and 24 of the Company’s Annual Report on Form 10-K for the year ended July 25, 2009.  There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2010, except for additional required investments in Wakefern stock of $590.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 24, 2010, the Company had demand deposits of $49,631 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 24, 2010, the Company had a $17,892 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on June 1, 2011.

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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2010.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1 - Certification

Exhibit 31.2 - Certification

Exhibit 32.1 - Certification (furnished, not filed)

Exhibit 32.2 - Certification (furnished, not filed)

Exhibit 99.1 - Press Release dated June 2, 2010

Exhibit 99.2 - Second Quarter Report to Shareholders dated March 19, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: June 2, 2010	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 2, 2010	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)