Form 10-K
period 2010-07-31
VILLAGE SUPER MARKET INC
filed 2010-10-12
CIK 103595

UNITED STATES
        SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended: July 31, 2010.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) for the transition period from ______ to _______.

COMMISSION FILE NUMBER:  0-33360

   VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation	(I. R. S. Employer
or organization)	Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY    07081
(Address of principal executive offices)              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973)467-2200

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, no par value	The NASDAQ Stock Market
(Title of Class)	(Name of exchange on which registered)

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
  Yes __  No__.

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
Yes __  No   X  .

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $138.3 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $6.5 million based upon the closing price of the Class A shares on the NASDAQ on January 23, 2010, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 11, 2010

Class A common stock, no par value	7,030,469 Shares
Class B common stock, no par value	6,376,304 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2010 Annual Report to Shareholders and the 2010 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 17, 2010 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7, 7A, and 8 and Part III.

PART I

ITEM I.  BUSINESS

(All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  At July 31, 2010, Village operated a chain of twenty-six ShopRite supermarkets, seventeen of which are located in northern New Jersey, one in northeastern Pennsylvania and eight in southern New Jersey.  The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.  During fiscal 2010, sales per store were $48,532 and sales per selling square foot were $1,085.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village concentrates on the development of superstores.

Village opened a 62,700 sq. ft. replacement store in Washington, New Jersey on February 21, 2010.  Village opened a new 67,600 sq. ft. store in Marmora, New Jersey on May 31, 2009.  On August 11, 2007, Village acquired the store fixtures and lease of a location in Galloway Township, New Jersey from Wakefern for $3,500.  This store had previously been operated by a competitor.  The Company began operating a pharmacy at this location on August 11, 2007.  The remainder of this 55,000 sq. ft. store opened on October 3, 2007 after the completion of an extensive remodel.  Village opened a new 67,000 sq. ft. store in Franklin, New Jersey on November 7, 2007.    Below is a summary of the range of store sizes at July 31, 2010:

Total Square Feet	Number of Stores

Greater than 60,000	12
50,001 to 60,000	6
40,000 to 50,000	6
Less than 40,000	2

Total	26

These larger store sizes enable the Company’s superstores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a variety of natural and organic foods, ethnic and international foods and a fresh seafood section.  Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances, photo processing and in most cases, a pharmacy.   Recently remodeled and new superstores emphasize a Power Alley, which features high margin, fresh, convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner.  The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of superstores and percentage of selling square feet allocable to these stores during each of these periods:

Product Categories	Fiscal Year Ended In July

	2010	2009	2008

Groceries	38.5%	38.6%	38.5%
Dairy and Frozen	17.1	17.3	17.2
Meats	10.0	10.2	10.0
Non-Foods	8.1	8.1	8.5
Produce	11.7	11.5	11.4
Appetizers and prepared food	5.4	5.4	5.5
Seafood	2.5	2.4	2.3
Pharmacy	4.7	4.6	4.8
Bakery	2.0	1.9	1.8
	100.0%	100.0%	100.0%

Number of superstores	24	24	23

Selling square feet represented by superstores	96%	96%	95%

A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community.  Village continually evaluates individual stores to determine if they should be closed.

DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodelings as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

Village has budgeted $12 million for capital expenditures in fiscal 2011, which includes the purchase of land for future development and several small remodels.

In fiscal 2010, Village completed the construction of the replacement store in Washington, New Jesey.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 14.1% of Wakefern’s outstanding stock as of July 31, 2010.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 46 shareholder members operate 273 supermarkets and other retail formats, including 72 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 14.1% of sales in fiscal 2010.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Edison and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2010, 2009 and 2008.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $20,263 at July 31, 2010.  The total amount of debt outstanding from all capital pledges to Wakefern is $1,821 at July 31, 2010.  The maximum per store capital contribution increased from $725 to $750 in fiscal 2010, resulting in an additional $590 capital pledge, which was paid in fiscal 2010.

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

TECHNOLOGY

The Company considers automation and information technology important to its operations and competitive position.    Village completed the replacement of its point of sale systems in fiscal 2010 to improve the checkout experience and reduce training costs.  Electronic payment options are offered at all checkout locations.  We recently upgraded our communication network, which is used for secure, reliable, high speed processing of electronic payments and transmission of data.

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

The Company has installed computer based training systems in all stores to assist in the training of associates.  Village replaced the time and attendance system and labor scheduling system in fiscal 2006 to improve reporting, work flow and system interfaces, and reduce labor.

In fiscal 2010, Village upgraded its digital surveillance systems, which are integrated with the cashier monitoring systems, in all stores to aid shrink reduction, increase productivity and assist in accident investigations.

 The Company utilizes a division of Wakefern for data processing services, including financial accounting support.

Wakefern and Village have responded to customers increased use of the internet by creating shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in six store locations with store pick-up and delivery options.

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

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Wegmans, Whole Foods and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2010, the Company employed approximately 4,900 persons with approximately 73% working part-time.  Approximately 93% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s six unions expire between October 2010 and March 2012.  A contract with one union expired in August 2010.  Negotiations with this union are ongoing while we continue to operate under the expired contract.  Approximately 30% of our associates are represented by unions whose contracts expire within one year.  Most of the Company’s competitors in New Jersey are similarly unionized.

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

CURRENT ECONOMIC CONDITIONS

During fiscal 2010, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through the first half of fiscal 2011. The deflationary trend in food prices that began during the second half of fiscal 2009 continued in fiscal 2010.  Our sales and results of operations may continue to be adversely affected if the above trends continue.

TAXES

The Company’s effective tax rate may be impacted by the results of tax examinations and changes in tax laws.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of July 31, 2010, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining twenty one supermarkets (containing 1,148,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Thirteen of these leased stores are located in shopping centers and the remaining eight are freestanding stores.  In addition to the above, on July 30, 2009 the Company purchased the land and building of the old Washington store, which is currently available for sale (see Legal Proceedings).

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 31, 2010 was approximately $13,116.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings.  Village does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.  The Company’s leasehold interest in the old Washington store had been the subject of litigation related to the lease-end date, rent amounts and other matters. On July 30, 2009, the Company settled all litigation with the landlord and purchased the land and building for $3,100. During the fourth quarter of fiscal 2009, the Company recorded a pre-tax charge of $1,200 related to this litigation. This charge was based on the consideration paid in excess of the fair value of the property.   In addition to settling the litigation, the purchase of the old Washington store property eliminated any potential time period between the closing of the old Washington store and the opening of the replacement store.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES  OF EQUITY SECURITIES

The information required by this Item is incorporated by reference from Information appearing on Page 28 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2010 and in the Company’s definitive Proxy Statement to be filed on or before November 1, 2010 in connection with its Annual Meeting scheduled to be held on December 17, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2010.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 4 through 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2010.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 10 to 26 in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2010 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from information appearing on page 27 in the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2010, in connection with its Annual Meeting scheduled to be held on December 17, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2010, in connection with its Annual Meeting scheduled to be held on December 17, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2010, in connection with its annual meeting scheduled to be held on December 17, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2010, in connection with its annual meeting scheduled to be held on December 17, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 1, 2010 in connection with its annual meeting scheduled to be held on December 17, 2010.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements:

		Consolidated Balance Sheets - July 31, 2010 and July 25, 2009.

		Consolidated Statements of Operations - years ended July 31, 2010, July 25, 2009 and July 26, 2008.

		Consolidated Statements of Shareholders' Equity and Comprehensive Income – years ended July 31, 2010, July 25, 2009 and July 26, 2008.

		Consolidated Statements of Cash Flows - years ended July 31, 2010, July 25, 2009 and July 26, 2008.

		Notes to consolidated financial statements.

The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 31, 2010.

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
Village Super Market, Inc.

By: /s/	Kevin Begley	By:/s/	James Sumas
	Kevin Begley		James Sumas
	Chief Financial &		Chief Executive Officer
Principal Accounting Officer

Date:	October 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:
Village Super Market, Inc.

/s/	James Sumas	/s/	Stephen Rooney
	James Sumas, Director		Stephen Rooney, Director
	October 12, 2010		October 12, 2010

/s/	Robert Sumas	/s/	William Sumas
	Robert Sumas, Director		William Sumas, Director
	October 12, 2010		October 12, 2010

/s/	John P. Sumas	/s/	Peter Lavoy
	John P. Sumas, Director		Peter Lavoy, Director
	October 12, 2010		October 12, 2010

/s/	David C . Judge	/s/	Steven Crystal
	David C. Judge, Director		Steven Crystal, Director
	October 12, 2010		October 12, 2010

/s/	John J. Sumas	/s/	Nicholas J. Sumas
	John J. Sumas, Director		Nicholas J. Sumas, Director
	October 12, 2010		October 12, 2010

/s/	Kevin Begley
Kevin Begley, Director
October 12, 2010