Form 10-Q
period 2010-10-30
VILLAGE SUPER MARKET INC
filed 2010-12-08
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 7, 2010
Class A Common Stock, No Par Value	7,043,469 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II

OTHER INFORMATION

Item 6.	Exhibits	16

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	October 30,	July 31,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$68,399	$69,043
Merchandise inventories	36,401	36,256
Patronage dividend receivable	11,849	8,758
Other current assets	12,874	11,825
Total current assets	129,523	125,882

Note receivable from Wakefern	18,525	18,204
Property, equipment and fixtures, net	173,206	175,286
Investment in Wakefern	20,876	20,263
Goodwill	10,605	10,605
Other assets	6,892	6,889

	$359,627	$357,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$-	$13
Current portion of notes payable to Wakefern	954	341
Accounts payable to Wakefern	44,255	47,088
Accounts payable and accrued expenses	23,269	24,434
Income taxes payable	16,033	12,805
Total current liabilities	84,511	84,681

Capital and financing lease obligations	40,414	40,351
Notes payable to Wakefern	1,402	1,480
Other liabilities	25,195	24,842
Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 7,541 shares	33,298	32,434
Class B common stock - no par value 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	186,931	185,790
Accumulated other comprehensive loss	(10,186)	(10,421)
Less cost of Class A treasury shares (498 at October 30, 2010 and 513 at July 31, 2010)	(2,973)	(3,063)

Total shareholders’ equity	208,105	205,775

	$359,627	$357,129

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 30, 2010	October 24, 2009

Sales	$307,397	$302,784

Cost of sales	226,470	222,216

Gross profit	80,927	80,568

Operating and administrative expense	69,077	68,377

Depreciation and amortization	4,536	3,970

Operating income	7,314	8,221

Interest expense	(1,068)	(948)

Interest income	524	496

Income before income taxes	6,770	7,769

Income taxes	2,836	3,227

Net income	$3,934	$4,542

Net income per share:
Class A common stock:
Basic	$.35	$.41
Diluted	$.29	$.34

Class B common stock:
Basic	$.23	$.27
Diluted	$.23	$.26

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	13 Wks. Ended	13 Wks. Ended
	Oct. 30, 2010	Oct. 24, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,934	$4,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,536	3,970
Deferred taxes	(536)	(750)
Provision to value inventories at LIFO	75	150
Non-cash share-based compensation	684	781

Changes in assets and liabilities:
Merchandise inventories	(220)	(1,459)
Patronage dividend receivable	(3,091)	(2,735)
Accounts payable to Wakefern	(2,833)	(7,190)
Accounts payable and accrued expenses	(1,165)	(5,008)
Income taxes payable	3,228	3,925
Other assets and liabilities	72	(1,801)
Net cash provided by (used in) operating activities	4,684	(5,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable from Wakefern	(321)	(379)
Capital expenditures	(2,456)	(3,697)
Net cash used in investing activities	(2,777)	(4,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	157	10
Excess tax benefit related to share-based compensation	113	7
Principal payments of long-term debt	(28)	(4,484)
Dividends	(2,793)	(2,566)
Net cash used in financing activities	(2,551)	(7,033)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(644)	(16,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,043	54,966

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,399	$38,282

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,068	$1,059
Income taxes	$31	$45
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$613	$590

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 30, 2010 and the consolidated results of operations and cash flows for the thirteen week periods ended October 30, 2010 and October 24, 2009 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2010 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the period ended October 30, 2010 are not necessarily  indicative of the results to be expected for the full year.

3.             At both October 30, 2010 and July 31, 2010, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO  method had been used for the entire inventory, inventories would have been $13,904 and  $13,829 higher than reported at October 30, 2010 and July 31, 2010, respectively.

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

Diluted net income per share for Class A common stock is calculated utilizing the if- converted method, which assumes the conversion of all shares of Class B common stock to  shares of Class A common stock on a share-for-share basis, as this method is more dilutive  than the two-class method.   Diluted net income per share for Class B common stock does not  assume conversion of Class B common stock to shares of Class A common stock.

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 30, 2010
	Class A	Class B
Numerator:
Net income allocated, basic	$2,385	$1,459
Conversion of Class B to Class A shares	1,459	-----
Effect of share-based compensation on allocated net income	4	(4)
Net income allocated, diluted	$3,848	$1,455

Denominator:
Weighted average shares outstanding, basic	6,776	6,376
Conversion of Class B to Class A shares	6,376	-----
Dilutive effect of share-based compensation	106	------
Weighted average shares outstanding, diluted	13,258	6,376

	13 Weeks Ended
	October 24, 2009
	Class A	Class B
Numerator:
Net income allocated, basic	$2,739	$1,692
Conversion of Class B to Class A shares	1,692	-----
Effect of share-based compensation on allocated net income	7	(9)
Net income allocated, diluted	$4,438	$1,683

Denominator:
Weighted average shares outstanding, basic	6,719	6,376
Conversion of Class B to Class A shares	6,376	----
Dilutive effect of share-based compensation	138	-----
Weighted average shares outstanding, diluted	13,233	6,376

Outstanding stock options to purchase Class A shares of 36 and 6 were excluded from the calculation of diluted net income per share at October 30, 2010 and October 24, 2009, respectively, as a result of their anti-dilutive effect. In addition, 256 and 266 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 30, 2010 and October 24, 2009, respectively, due to their anti-dilutive effect.

5.              Comprehensive income was $4,169 and $4,735 for the quarters ended October 30, 2010 and October 24, 2009, respectively. Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 30, 2010	October 24, 2009

Service cost	$724	$572
Interest cost on projected benefit obligations	633	583
Expected return on plan assets	(510)	(426)
Amortization of gains and losses	390	320
Amortization of prior service costs	2	2

Net periodic pension cost	$1,239	$1,051

As of October 30, 2010, the Company has contributed $16 to its pension plans in fiscal 2011.  The Company expects to contribute an additional $2,984 during the remainder of fiscal 2011 to fund its pension plans.

7.             Effective August 1, 2010, Village adopted a new accounting standard which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The adoption had no impact on the Company’s consolidated financial position or results of operations.

8.             On December 3, 2010, the Board of Directors declared a special dividend of $1.25 per Class A common share and $.8125 per Class B common share.  The estimated $14,000 of special dividends will be payable on December 28, 2010 to shareholders of record at the close of business on December 15, 2010.

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

During fiscal 2010 and the first quarter of fiscal 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  As a result of these trends, same store sales were flat in the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	10/30/10	10/24/09
Sales	100.00%	100.00%
Cost of sales	73.67	73.39
Gross profit	26.33	26.61
Operating and administrative expense	22.47	22.58
Depreciation and amortization	1.48	1.31
Operating income	2.38	2.72
Interest expense	(.35)	(.31)
Interest income	.17	.16
Income before taxes	2.20	2.57
Income taxes	0.92	1.07
Net income	1.28%	1.50%

Sales.  Sales were $307,397 in the first quarter of fiscal 2011, an increase of 1.5% compared to the first quarter of the prior year.  Sales increased primarily due to the opening of the Washington, NJ replacement store on February 21, 2010.   Same store sales were flat in the first quarter of fiscal 2011 compared to the prior year as improved sales in the Marmora store, which opened in May 2009 and is now included in same store sales, were offset by reduced sales in two stores due to competitive store openings. Inflation and deflation had minimal impact on sales in the first quarter of fiscal 2011.  Sales continue to be impacted by changing consumer behavior due to economic weakness, which has resulted in increased coupon usage, sale item penetration and trading down. The Company expects same store sales in fiscal 2011, excluding the impact of the 53rd week in the prior year, to range from 0% to 2%. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .28% in the first quarter of fiscal 2011 compared to the first quarter of the prior year due to higher promotional spending (.24%) and increased warehouse assessment charges from Wakefern (.15%), partially offset by higher patronage dividends (.10%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .11% in the first quarter of fiscal 2011 compared to the first quarter of the prior year primarily due to lower workers compensation insurance costs and savings from the solar energy project at the Garwood store.

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2011 compared to the first quarter of the prior year due to depreciation related to fixed asset additions, including the new Washington store.

Interest Expense.  Interest expense increased in the first quarter of fiscal 2011 compared to the first quarter of the prior year due to an amendment of a store lease near the end of fiscal 2010 being treated as a capital lease.

Interest Income.  Interest income was similar in the first quarter of fiscal 2011 compared to the first quarter of the prior year as amounts invested and interest rates were comparable.

Income Taxes.  The effective income tax rate was 41.9% in the first quarter of fiscal 2011 compared to 41.5% in the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  As of October 30, 2010, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4,684 in the first quarter of fiscal 2011 compared with net cash used by operating activities of $5,575 in the corresponding period of the prior year. This change is primarily attributable to a smaller decrease in payables in fiscal 2011 than in fiscal 2010. The changes in payable balances outstanding resulted from differences in the timing of payments.  During the first quarter of fiscal 2011, Village used cash to fund capital expenditures of $2,456 and dividends of $2,793.

Village has budgeted approximately $12,000 for capital expenditures in fiscal 2011.  Planned expenditures include the purchase of land for future development and several small remodels.  The Company’s primary sources of liquidity in fiscal 2011 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2011.

Working capital was $45,012 at October 30, 2010 compared to $41,201 at July 31, 2010. The working capital ratio was 1.5 to 1 at both October 30, 2010 and July 31, 2010. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of October 30, 2010 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, except for an additional $613 required investment in Wakefern stock.

On December 3, 2010, the Board of Directors declared a special dividend of $1.25 per Class A common share and $.8125 per Class B common share.  The estimated $14,000 of special dividends will be payable on December 28, 2010 to shareholders of record at the close of business on December 15, 2010. The Board has declared these dividends in order to provide a return to shareholders in 2010, instead of 2011, while tax rates on dividends remain low. The Board’s current intention is to pay quarterly dividends in 2011 in a range of $.06 - $.12 per Class A share ($.039 - $.078 per Class B share).  The Board will reconsider dividend policy and other methods of providing returns to shareholders in 2012 based on a variety of factors, including tax rates on dividends and capital gains in effect at that time.

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

•	We expect same store sales to range from 0% to 2% in fiscal 2011, excluding the impact of the 53rd week that occurred in fiscal 2010.
•
During fiscal 2010 and the first quarter of fiscal 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through the first half of fiscal 2011.

•	We expect slight retail price inflation in fiscal 2011. Fiscal 2010 was deflationary.
•	We have budgeted $12,000 for capital expenditures in fiscal 2011, which includes the purchase of land for future development and several small remodels.
•
On December 3, 2010, the Board of Directors declared special dividends estimated at $14,000 payable on December 28, 2010. The Board declared these dividends in order to provide a return to shareholders in 2010, instead of 2011, while tax rates on dividends remain low. The Board’s current intention is to pay quarterly dividends in 2011 in a range of $.06 - $.12 per Class A share ($.039 - $.078 per Class B share).  The Board will reconsider dividend policy and other methods of providing returns to shareholders in 2012 based on a variety of factors, including tax rates on dividends and capital gains in effect at that time.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2011 to be 41-42%.
•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs, and credit card fees.

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

•
Approximately 93% of our employees are covered by collective bargaining agreements.  Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2011 except for an additional required investment in Wakefern common stock of $613.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 30, 2010, the Company had demand deposits of $51,316 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 30, 2010, the Company had an $18,525 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on November 28, 2011.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2011.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit 31.1 Certification

Exhibit 31.2 Certification

Exhibit 32.1 Certification (furnished, not filed)

Exhibit 32.2 Certification (furnished, not filed)

Exhibit 99.1 Press Release dated December 8, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 8, 2010	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 8, 2010	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)