Form 10-Q
period 2011-01-29
VILLAGE SUPER MARKET INC
filed 2011-03-08
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 29, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes  ☒ No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 8, 2011
Class A Common Stock, No Par Value	7,066,623 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows.	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II

OTHER INFORMATION

Item 6.	Exhibits	17

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	January 29,	July 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$75,092	$69,043
Merchandise inventories	37,592	36,256
Patronage dividend receivable	3,735	8,758
Other current assets	12,490	11,825
Total current assets	128,909	125,882

Note receivable from Wakefern	18,852	18,204
Property, equipment and fixtures, net	174,002	175,286
Investment in Wakefern	20,910	20,263
Goodwill	10,605	10,605
Other assets	4,621	6,889

	$357,899	$357,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$ ----	$13
Current portion of notes payable to Wakefern	341	341
Accounts payable to Wakefern	48,069	47,088
Accounts payable and accrued expenses	25,628	24,434
Income taxes payable	13,091	12,805
Total current liabilities	87,129	84,681

Capital and financing lease obligations	40,465	40,351
Notes payable to Wakefern	1,307	1,480
Other liabilities	26,906	24,842

Commitments and contingencies

Shareholders' equity
Class A common stock - no par value, issued 7,544 shares at January 29, 2011 and 7,541 shares at July 31, 2010	34,318	32,434
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	179,542	185,790
Accumulated other comprehensive loss	(9,951)	(10,421)
Less cost of Class A treasury shares (477 at January 29, 2011 and 513 at July 31, 2010)	(2,852)	(3,063)

Total shareholders’ equity	202,092	205,775

	$357,899	$357,129

See accompanying Notes to Consolidated Condensed Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts)
(Unaudited)

	13 Wks. Ended	13 Wks. Ended	26 Wks. Ended	26 Wks. Ended
	Jan. 29, 2011	Jan. 23, 2010	Jan. 29, 2011	Jan. 23, 2010

Sales	$329,917	$315,309	$637,314	$618,093

Cost of sales	241,276	229,153	467,746	451,369

Gross profit	88,641	86,156	169,568	166,724

Operating and administrative expense	72,106	70,166	141,183	138,543

Depreciation and amortization	4,582	4,063	9,118	8,033

Operating income	11,953	11,927	19,267	20,148

Interest expense	(1,069)	(905)	(2,137)	(1,853)

Interest income	507	490	1,031	986

Income before income taxes	11,391	11,512	18,161	19,281

Income taxes	4,775	4,775	7,611	8,002

Net income	$6,616	$6,737	$10,550	$11,279

Net income per share:
Class A Common Stock:
Basic	$.59	$.61	$.94	$1.01
Diluted	$.49	$.50	$.78	$.83

Class B Common Stock:
Basic	$.38	$.39	$.61	$.66
Diluted	$.38	$.39	$.61	$.65
See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Weeks Ended	26 Weeks Ended
	January 29, 2011	January 23, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,550	$11,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,118	8,033
Deferred taxes	268	(1,400)
Provision to value inventories at LIFO	300	150
Non-cash share-based compensation	1,369	1,555

Changes in assets and liabilities:
Merchandise inventories	(1,636)	(1,571)
Patronage dividend receivable	5,023	3,950
Accounts payable to Wakefern	981	1,381
Accounts payable and accrued expenses	1,194	(170)
Income taxes payable	286	3,822
Other assets and liabilities	3,869	(7)
Net cash provided by operating activities	31,322	27,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,834)	(11,589)
Maturity of (investment in) notes receivable from Wakefern	(648)	15,079
Net cash provided by (used in) investing activities	(8,482)	3,490

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	515	122
Excess tax benefit related to share-based compensation	211	92
Principal payments of long-term debt	(719)	(5,307)
Dividends	(16,798)	(5,238)
Net cash used in financing activities	(16,791)	(10,331)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,049	20,181

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,043	54,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,092	$75,147

SUPPLEMENTAL DISCLOSURE OF CASH
PAYMENTS MADE FOR:
Interest	$2,137	$1,964
Income taxes	$6,846	$5,487
NON-CASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$647	$590
See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 29, 2011 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 29, 2011 and January 23, 2010 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2010 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the periods ended January 29, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

3.             At both January 29, 2011 and July 31, 2010, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,129 and $13,829 higher than reported at January 29, 2011 and July 31, 2010, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 29, 2011

	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,017	$2,447	$6,403	$3,905
Conversion of Class B to Class A shares	2,447	----	3,905	---
Effect of share-based compensation on allocated net income	---	---	---	---
Net income allocated, diluted	$6,464	$2,447	$10,308	$3,905

Denominator:
Weighted average shares outstanding, basic	6,799	6,376	6,788	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	---
Dilutive effect of share-based compensation	138	---	122	---
Weighted average shares outstanding, diluted	13,313	6,376	13,286	6,376

	13 Weeks Ended		26 Weeks Ended
	January 23, 2010

	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,072	$2,506	$6,811	$4,199
Conversion of Class B to Class A shares	2,506	---	4,199	---
Effect of share-based compensation on allocated net income	17	(17)	25	(27)
Net income allocated, diluted	$6,595	$2,489	$11,035	$4,172

Denominator:
Weighted average shares outstanding, basic	6,727	6,376	6,723	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	---
Dilutive effect of share-based compensation	132	---	135	---
Weighted average shares outstanding, diluted	13,235	6,376	13,234	6,376

Outstanding stock options to purchase Class A shares of 4 and 30 were excluded from the calculation of diluted net income per share at January 29, 2011 and January 23, 2010, respectively, as a result of their anti-dilutive effect.  In addition, 256 and 256 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 29, 2011 and January 23, 2010, respectively, due to their anti-dilutive effect.

5.             Comprehensive income was $6,851 and $11,020 for the thirteen and twenty-six week periods ended January 29, 2011, and $6,930 and $11,665 for the thirteen and twenty-six week periods ended January 23, 2010. Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	1/29/11	1/23/10	1/29/11	1/23/10

Service cost	$724	$572	$1,448	$1,144
Interest cost on projected benefit obligations	633	583	1,266	1,166
Expected return on plan assets	(510)	(426)	(1,020)	(852)
Amortization of gains and losses	390	320	780	640
Amortization of prior service costs	2	2	4	4
Net periodic pension cost	$1,239	$1,051	$2,478	$2,102

As of January 29, 2011, the Company has contributed $16 to its pension plans in fiscal 2011.  The Company expects to contribute an additional $2,984 during the remainder of fiscal 2011 to fund its pension plans.

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

8.             On December 3, 2010, the Board of Directors declared a special dividend of $1.25 per Class A common share and $.8125 per Class B common share.  The $14,005 of special dividends were paid on December 28, 2010 to shareholders of record at the close of business on December 15, 2010.

9.             The state of New Jersey audited the Company’s tax returns for fiscal 2002 through 2005 and assessed a tax deficiency related to nexus and the deductibility of certain payments between subsidiaries.  The Company contested this assessment through the state’s conference and appeals process.  During fiscal 2011, Village received a determination that the Company’s protest was denied.  The Company has filed a complaint against the New Jersey Division of Taxation contesting this decision.  The ultimate resolution of this matter could significantly increase or decrease the total amount of the Company’s unrecognized tax benefits, which were $11,249 at January 29, 2011.

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

During fiscal 2010 and the first two quarters of fiscal 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	1/29/11	1/23/10	1/29/11	1/23/10
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.13	72.68	73.39	73.03
Gross profit	26.87	27.32	26.61	26.97
Operating and administrative expense	21.86	22.25	22.15	22.41
Depreciation and amortization	1.39	1.29	1.43	1.30
Operating income	3.62	3.78	3.03	3.26
Interest expense	(.32)	(.29)	(.34)	( .30)
Interest income	.15	.16	.16	.16
Income before taxes	3.45	3.65	2.85	3.12
Income taxes	1.45	1.51	1.19	1.30
Net income	2.00%	2.14%	1.66%	1.82%

Sales.  Sales were $329,917 in the second quarter of fiscal 2011, an increase of 4.6% from the second quarter of the prior year.  Sales increased due to the opening of the Washington, NJ replacement store on February 21, 2010 and a same store sales increase of 3.1%.  This compares to a same store sales decrease in the second quarter of the prior year of 1.7% and flat same store sales in the first quarter of fiscal 2011.  Same store sales increased due to improved sales in the Marmora store, which opened in May 2009 and is now included in same store sales, higher sales in one store due to a store closing by a competitor, a substantial increase in transaction counts and a slight increase in average transaction size.  Inflation had a slight positive impact on sales in the second quarter of fiscal 2011.  Sales continue to be impacted by changing consumer behavior due to economic weakness which has resulted in increased sale item penetration and trading down.  Village expects same store sales in fiscal 2011, excluding the impact of the 53rd week in the prior year, to range from 1% to 3%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $637,314 in the six-month period of fiscal 2011, an increase of 3.1% from the prior year.  Sales increased due to the opening of the Washington, NJ replacement store and a same store sales increase of 1.6%.  Same stores sales increased due to improved sales in the Marmora store, higher sales in one store due to a competitive closing and higher transaction counts.  These improvements were partially offset by reduced sales at two stores due to competitive store openings.

Gross profit.  Gross profit as a percentage of sales decreased .45% in the second quarter of fiscal 2011 compared to the second quarter of the prior year primarily due to decreased departmental gross margin percentages (.43%), lower patronage dividends (.30%) and higher LIFO charges (.07%).  These declines were partially offset by lower warehouse assessment charges from Wakefern (.33%).  Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater then estimated amounts accrued in both the second quarter of fiscal 2011 (.14%) and 2010 (.38%).

Gross profit as a percentage of sales decreased .36% in the six-month period of fiscal 2011 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages (.23%), higher promotional spending (.12%) and lower patronage dividends (.10%).   These declines were partially offset by decreased warehouse assessment charges from Wakefern (.09%).

Operating and administrative expense.  Operating and administrative expense as a percentage of sales decreased .39% in the second quarter of fiscal 2011 compared to the second quarter of the prior year primarily due to lower payroll and benefit costs (.33%), partly due to operating leverage from the 3.1% same store sales increase.  These improvements were partially offset by increased snow removal cost.
Operating and administrative expense as a percentage of sales decreased .26% in the six-month period of fiscal 2011 compared to the corresponding period of the prior year primarily due to decreased payroll and benefit costs (.27%).

Depreciation and amortization.  Depreciation and amortization expense increased in the second quarter and six-month periods of fiscal 2011 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the new Washington store.
Interest expense.  Interest expense increased in the second quarter and six-month periods of fiscal 2011 compared to the corresponding periods of the prior year due to an amendment of a store lease near the end of fiscal 2010 being treated as a capital lease.

Interest income.  Interest income was similar in the second quarter and six-month periods of fiscal 2011 compared to the corresponding periods of the prior year as amounts invested and interest rates were comparable.

Income Taxes.  The effective income tax rate was 41.9% in both the second quarter and six-month periods of fiscal 2011 compared to 41.5% in the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  As of January 29, 2011, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $31,322 in the six-month period ended January 29, 2011 compared with $27,022 in the corresponding period of the prior year.  This increase is primarily attributable to the refund of amounts the Company had placed in escrow to fund a property acquisition.  During the first six months of fiscal 2011, Village used cash to fund dividends of $16,798 and capital expenditures of $7,834.  Capital expenditures include the purchase of land for future development.

On December 28, 2010, the Company paid special dividends totaling $14,005, consisting of $1.25 per Class A common share and $.8125 per Class B common share. The Board of Directors declared these dividends to provide a return to shareholders in 2010, instead of 2011, while tax rates on dividends remained low. This action was taken before the 15% tax rate was extended.  The Board’s current intention is to pay quarterly dividends in 2011 in a range of $.06 - $.12 per Class A share ($.039 - $.078 per Class B share).  The Board will reconsider dividend policy and other methods of providing returns to shareholders in 2012 based on a variety of factors, including tax rates on dividends and capital gains in effect at that time.

Village has budgeted approximately $12,000 for capital expenditures in fiscal 2011.  Planned expenditures for the remainder of the fiscal year include several small remodels.  The Company’s primary sources of liquidity in fiscal 2011 are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2011.

Working capital was $41,780 at January 29, 2011 compared to $41,201 at July 31, 2010.   The working capital ratio was 1.5 to 1 at both January 29, 2011 and July 31, 2010.   The Company’s working capital needs are reduced since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of January 29, 2011 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, except for an additional $647 required investment in Wakefern common stock.

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

•	We expect same store sales to range from 1% to 3% in fiscal 2011, excluding the impact of the 53rd week that occurred in fiscal 2010.
•
During fiscal 2010 and the six months of fiscal 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through the remainder of fiscal 2011.

•	We expect slight retail price inflation in fiscal 2011. Fiscal 2010 was deflationary.
•	We have budgeted $12,000 for capital expenditures in fiscal 2011, which includes the purchase of land for future development and several small remodels.
•
On December 28, 2010, the Company paid special dividends of $14,005. The Board of Directors declared these dividends to provide a return to shareholders in 2010, instead of 2011, while tax rates on dividends remained low. This action was taken before the 15% tax rate was extended. The Board’s current intention is to pay quarterly dividends in 2011 in a range of $.06 - $.12 per Class A share ($.039 - $.078 per Class B share).  The Board will reconsider dividend policy and other methods of providing returns to shareholders in 2012 based on a variety of factors, including tax rates on dividends and capital gains in effect at that time.

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

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the dispute with the state of New Jersey described in note 9 of the accompanying notes to the consolidated condensed financial statements.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2011, except for additional required investments in Wakefern common stock of $647.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 29, 2011, the Company had demand deposits of $58,298 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 29, 2011, the Company had an $18,852 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on February 26, 2012.

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

There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2011.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 8, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 8, 2011	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 8, 2011	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)