Form 10-Q
period 2011-04-30
VILLAGE SUPER MARKET INC
filed 2011-06-09
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X            No  ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ___         No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ____   No     X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:     June 9, 2011

Class A Common Stock, No Par Value	7,301,810 Shares
Class B Common Stock, No Par Value	6,376,304 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II

OTHER INFORMATION

Item 6.	Exhibits	21

	Signatures.	21

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands)(Unaudited)

	April 30,	July 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$84,115	$69,043
Merchandise inventories	37,047	36,256
Patronage dividend receivable	6,396	8,758
Other current assets	11,651	11,825
Total current assets	139,209	125,882

Note receivable from Wakefern	19,177	18,204
Property, equipment and fixtures, net	171,271	175,286
Investment in Wakefern	20,911	20,263
Goodwill	10,605	10,605
Other assets	5,015	6,889

TOTAL ASSETS	$366,188	$357,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$ ---	$13
Current portion of notes payable to Wakefern	341	341
Accounts payable to Wakefern	49,149	47,088
Accounts payable and accrued expenses	32,893	24,434
Income taxes payable	10,399	12,805
Total current liabilities	92,782	84,681

Capital and financing lease obligations	40,518	40,351
Notes payable to Wakefern	1,240	1,480
Other liabilities	29,475	24,842

Commitment and contingencies

Shareholders' equity
Class A common stock – no par value, issued 7,834 shares at April 30, 2011 and 7,541 shares at July 31, 2010	35,619	32,434
Class B common stock - no par value, 6,376 shares issued and outstanding	1,035	1,035
Retained earnings	180,067	185,790
Accumulated other comprehensive loss	(9,716)	(10,421)
Less cost of Class A treasury shares (532 at April 30, 2011 and 513 at July 31, 2010)	(4,832)	(3,063)

Total shareholders’ equity	202,173	205,775

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$366,188	$357,129

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands Except Per Share Amounts)(Unaudited)

	13 Wks. Ended	13 Wks. Ended	39 Wks. Ended	39 Wks. Ended
	Apr. 30, 2011	Apr. 24, 2010	Apr. 30, 2011	Apr. 24, 2010

Sales	$316,594	$300,991	$953,908	$919,085

Cost of sales	230,176	218,578	697,922	669,948

Gross profit	86,418	82,413	255,986	249,137

Operating and administrative expense	78,397	68,759	219,580	207,301

Depreciation and amortization expense	4,646	4,363	13,764	12,396

Operating income	3,375	9,291	22,642	29,440

Interest expense	(1,071)	(901)	(3,208)	(2,755)

Interest income	563	507	1,594	1,493

Income before
income taxes	2,867	8,897	21,028	28,178

Income taxes	1,199	3,692	8,810	11,694

Net income	$1,668	$5,205	$12,218	$16,484

Net income per share:

Class A common stock:
Basic	$.15	$.47	$1.09	$1.48
Diluted	$.12	$.39	$.89	$1.22

Class B common stock:
Basic	$.10	$.30	$.69	$.96
Diluted	$.09	$.30	$.69	$.96

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	April 30, 2011	April 24, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,218	$16,484
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	13,764	12,396
Deferred taxes	441	(2,300)
Provision to value inventories at LIFO	575	150
Non-cash share-based compensation$	2,208	2,242
Changes in assets and liabilities:
Merchandise inventories	(1,366)	(2,173)
Patronage dividend receivable	2,362	1,475
Accounts payable to Wakefern	2,061	(7,668)
Accounts payable and accrued expenses	8,459	(1,671)
Income taxes payable	(659)	2,621
Other assets and liabilities	5,198	3,937
Net cash provided by operating activities	45,261	25,493
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,749)	(16,905)
Maturity of (investment in) note receivable from Wakefern	(973)	14,775
Net cash used in investing activities	(10,722)	(2,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	698	277
Excess tax benefit related to share-based compensation	681	218
Principal payments of long-term debt	(734)	(5,361)
Dividends	(17,941)	(8,029)
Treasury stock purchases	(2,171)	----
Net cash used in financing activities	(19,467)	(12,895)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	15,072	10,468

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	69,043	54,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,115	$65,434

SUPPLEMENTAL DISCLOSURE OF CASH
PAYMENTS FOR:
Interest	$3,208	$2,865
Income taxes	$8,346	$10,929
NON-CASH SUPPLEMENTAL DISCLOSURE:
Investment in Wakefern	$648	$590

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands, except per share amounts) (Unaudited)

1.           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2011 and the consolidated results of operations and cash flows for the thirteen and thirty-nine week periods ended April 30, 2011 and April 24, 2010 of Village Super Market, Inc. (the “Company” or “Village”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2010 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.           The results of operations for the periods ended April 30, 2011 are not necessarily indicative of the expected results for the full year.

3.           At both April 30, 2011 and July 31, 2010, approximately 67% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,404 and $13,829 higher than reported at April 30, 2011 and July 31, 2010, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 30, 2011
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$1,020	$607	$7,474	$4,431
Conversion of Class B to Class A shares	607	----	4,431	----
Effect of share-based compensation on allocated net income	2	(2)	----	----
Net income allocated, diluted	$1,629	$605	$11,905	$4,431

Denominator:
Weighted average shares outstanding, basic	6,905	6,376	6,827	6,376
Conversion of Class B to Class A shares	6,376	----	6,376	----
Dilutive effect of share-based compensation	106	----	117	----
Weighted average shares outstanding, diluted	13,387	6,376	13,320	6,376

	13 Weeks Ended		39 Weeks Ended
	April 24, 2010
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,152	$1,933	$9,963	$6,131
Conversion of Class B to Class A shares	1,933	----	6,131	----
Effect of share-based compensation on allocated net income	10	(8)	34	(35)
Net income allocated, diluted	$5,095	$1,925	$16,128	$6,096

Denominator:
Weighted average shares
outstanding, basic	6,750	6,376	6,732	6,376
Conversion of Class B to Class A shares	6,376	---	6,376	----
Dilutive effect of share-based compensation	106	---	126	----
Weighted average shares outstanding, diluted	13,232	6,376	13,234	6,376

Outstanding stock options to purchase Class A shares of 29 and 206 were excluded from the calculation of diluted net income per share at April 30, 2011 and April 24, 2010, respectively, as a result of their anti-dilutive effect.  In addition, 292 and 256 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 30, 2011 and April 24, 2010, respectively, due to their anti-dilutive effect.

On March 18, 2011 the Board of Directors of the Company granted 218 incentive stock options and 290 restricted stock awards to employees and directors under the Village Super Market, Inc. 2004 and 2010 Stock  Plans.  Incentive stock options, which were granted at the fair value of the Company’s stock, vest primarily over a three-year service period and are exercisable up to ten years from the date of grant.  Restricted stock awards vest over a three-year service period.  The Company is recording compensation expense for these grants over the vesting period.

The Company recorded compensation expense in the quarter ended April 30, 2011 for these grants in the amount of $358. The grant date fair value of the restricted shares was $7,978. The fair value of the options was estimated at $5.78 per share using the Black-Scholes option pricing model with the following assumptions: expected life – five years; expected volatility – 32%; expected dividend yield – 3.64%; and risk free interest rate- 1.96%. In addition, the total fair value of restricted shares vested in the third quarter of fiscal 2011 was $7,212.

5.           Comprehensive income was $1,903 and $12,923 for the thirteen and thirty-nine week periods ended April 30, 2011, and $5,398 and $17,063 for the thirteen and thirty-nine week periods ended April 24, 2010.  Comprehensive  income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.           The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans include the following components:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended 4/30/11	Ended 4/24/10	Ended 4/30/11	Ended 4/24/10

Service cost	$724	$572	$2,172	$1,716
Interest cost on projected benefit obligations	633	583	1,899	1,749
Expected return on plan assets	(510)	(426)	(1,530)	(1,278)
Amortization of gains and losses	390	320	1,170	960
Amortization of prior service costs	2	2	6	6

Net periodic pension cost	$1,239	$1,051	$3,717	$3,153

As of April 30, 2011, the Company has contributed $265 to its pension plans in fiscal 2011.  The Company expects to contribute an additional $2,735 in the fourth quarter of fiscal 2011 to fund its pension plans.

On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund ("the Fund"), effective the end of April 2011.   The Fund is a multi-employer defined benefit plan that includes other supermarket operators.

Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators.  Village will provide affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit.

The Company recorded a charge of $7,300 in the third quarter of fiscal 2011 for this withdrawal liability, which represents our estimate of the liability based on preliminary calculations provided by the Fund actuary.  Village remains liable for potential additional withdrawal liabilities to the Fund  in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements.

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

9.           The state of New Jersey audited the Company’s tax returns for fiscal 2002 through 2005 and assessed a tax deficiency related to nexus and the deductibility of certain payments between subsidiaries.  The Company contested this assessment through the state’s conference and appeals process.  During fiscal 2011, Village received a determination that the Company’s protest was denied.  The Company has filed a complaint against the New Jersey Division of Taxation contesting this decision.  The ultimate resolution of this matter could significantly increase or decrease the total amount of the Company’s unrecognized tax benefits, which were $11,748 at April 30, 2011.

10.          On June 8, 2011, Village entered an asset purchase agreement to acquire the store fixtures, leases and other assets of locations in White Oak, Maryland and Timonium, Maryland for approximately $6,600. In addition, Village is required to purchase certain inventories at cost. The purchase of these stores from SuperFresh is part of a larger purchase by a consortium, and is subject to bankruptcy court approval and other conditions. This transaction is expected to close in July. These stores are expected to open as ShopRites, after minor remodeling, this summer.

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

During fiscal 2010 and the first three quarters of fiscal 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	4/30/11	4/24/10	4/30/11	4/24/10
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.70	72.62	73.16	72.89
Gross profit	27.30	27.38	26.84	27.11
Operating and administrative expense	24.76	22.84	23.02	22.56
Depreciation and amortization expense	1.47	1.45	1.44	1.35
Operating income	1.07	3.09	2.38	3.20
Interest expense	(0.34)	(0.30)	(0.34)	(0.30)
Interest income	0.18	0.17	0.17	0.16
Income before taxes	.91	2.96	2.21	3.06
Income taxes	.38	1.23	.93	1.27
Net income	.53%	1.73%	1.28%	1.79%

Sales.  Sales were $316,594 in the third quarter of fiscal 2011, an increase of 5.2% from the third quarter of the prior year.  Sales increased due to the opening of the Washington, NJ replacement store on February 21, 2010 and a same store sales increase of 4.8%.  This compares to a same store sales decrease in the third quarter of the prior year of 1.5%.  Same store sales increased due to improved sales in the Marmora store, higher sales in four stores due to store closings by competitors, and a substantial increase in transaction counts.  Although we experienced some inflation in the third quarter of fiscal 2011, there was no change in the average transaction size.  Sales continue to be impacted by changing consumer behavior due to economic weakness, which has resulted in increased sale item penetration and trading down.  Village expects same store sales in fiscal 2011, excluding the impact of the 53rd week in the prior year, to increase from 2.5% to 3.5%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $953,908 in the nine-month period of fiscal 2011, an increase of 3.8% from the prior year.  Sales increased due to the opening of the Washington, NJ replacement store and a same store sale increase of 2.6%.  Same store sales increased due to improved sales in the Marmora store, higher sales in four stores due to competitive closings and higher transaction counts.   These improvements were partially offset by reduced sales at one store due to a competitive store opening.

Gross Profit.  Gross profit as a percentage of sales decreased .08% in the third quarter of fiscal 2011 compared to the third quarter of the prior year primarily due to decreased departmental gross margin percentages (.22%), higher promotional spending (.19%), and higher LIFO charges (.09%). These declines were partially offset by lower warehouse assessment charges from Wakefern (.31%) and improved product mix (.08%).

Gross profit as a percentage of sales decreased .27% in the nine-month period of fiscal 2011 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages (.23%), higher promotional spending (.14%) and lower patronage dividends (.06%).  These declines were partially offset by decreased warehouse assessment charges from Wakefern (.17%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased 1.92% in the third quarter of fiscal 2011 compared to the third quarter of the prior year primarily due to a $7,300 charge for the withdrawal liability from a multi-employer defined benefit plan (2.31%).  This increase was partially offset by lower snow removal costs (.19%) and improved operating leverage from the 4.8% same store sales increase.

Operating and administrative expense as a percentage of sales increased .46% in the nine-month period of fiscal 2011 compared to the corresponding period of the prior year primarily due to a $7,300 charge for the withdrawal liability from a multi-employer defined benefit plan (.77%) and increased credit and debit card processing fees (.07%). These increases were partially offset by lower payroll and benefit costs (.20%), partly due to operating leverage from the 2.6% same store sales increase.

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month periods of fiscal 2011 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the new Washington store.

Interest Expense.  Interest expense increased in the third quarter and nine-month periods of fiscal 2011 compared to the corresponding periods of the prior year due to an amendment of a store lease near the end of fiscal 2010 being treated as a capital lease.

Interest Income.  Interest income was similar in the third quarter and nine-month periods of fiscal 2011 compared to the corresponding periods of the prior year as amounts invested and interest rates were comparable.

Income Taxes.  The effective income tax rate was 41.8% and 41.9%, respectively,  in the third quarter and nine-month periods of fiscal 2011 compared to 41.5% in both the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  As of April 30, 2011, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $45,261 in the nine-month period ended April 30, 2011 compared with $25,493 in the corresponding period of the prior year.  This increase is primarily attributable to an increase in payables in the current fiscal year, including the $7,300 pension withdrawal liability, compared to a decrease in payables in the prior fiscal year, a refund of amounts the Company had placed in escrow to fund a property acquisition and lower taxes paid in the current fiscal year.  During the first nine months of fiscal 2011, Village used cash to fund dividends of $17,941, capital expenditures of $9,749 and treasury stock purchases of $2,171.  Capital expenditures include the purchase of land for future development.

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

On June 8, 2011, Village entered an asset purchase agreement to acquire the store fixtures, leases and other assets of locations in White Oak, Maryland and Timonium, Maryland for approximately $6,600.  In addition, Village is required to purchase certain inventories at cost.  The purchase of these stores from SuperFresh is part of a larger purchase by a consortium, and is subject to bankruptcy court approval and other conditions.  This transaction is expected to close in July. These stores are expected to open as ShopRites, after minor remodeling, this summer.

Village has budgeted $12,000 for capital expenditures, excluding anticipated expenditures for the stores located in Maryland, in fiscal 2011.  The Company’s primary sources of liquidity are expected to be cash and cash equivalents on hand and operating cash flow generated in fiscal 2011.

Working capital was $46,427 at April 30, 2011 compared to $41,201 at July 31, 2010.  The working capital ratio was 1.5 to 1 at April 30, 2011 compared to 1.5 to 1 at July 31, 2010.  The Company’s working capital needs are reduced since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of April 30, 2011 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, except for an additional $648 required investment in Wakefern common stock, the $7,300 liability for withdrawal from a multi-employer pension plan referred to above, which we expect to pay within one year, and the Maryland asset purchase agreement referred to above.

OUTLOOK

This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  economic conditions; expected pension plan contributions; projected capital expenditures; projected store opening dates; cash flow requirements; and legal matters; and are indicated by words such as “will,” ‘expect,”  “should,” ‘intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

•	We expect same store sales to increase from 2.5% to 3.5% in fiscal 2011, excluding the impact of the 53rd week that occurred in fiscal 2010.
•
During fiscal 2010 and the nine months of fiscal 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through the remainder of fiscal 2011.

•	We expect slight retail price inflation in fiscal 2011. Fiscal 2010 was deflationary.
•
We have budgeted $12,000 for capital expenditures in fiscal 2011, excluding anticipated expenditures for the stores located in Maryland. This amount includes the purchase of land for future development and several small remodels.

•
On June 8, 2011, Village entered an asset purchase agreement to acquire the store fixtures, leases and other assets of locations in White Oak, Maryland and Timonium, Maryland for approximately $6,600.   The purchase of these stores from SuperFresh is part of a larger purchase by a consortium, and is subject to bankruptcy court approval and other conditions.  This transaction is expected to close in July. These stores are expected to open as ShopRites, after minor remodeling, this summer.

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

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures, pension obligations and debt payments for the foreseeable future.

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

•
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania.  In addition, Village expects to open two stores during 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rates, energy costs and unemployment rates may adversely affect our sales and profits.

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

•
On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund ("the Fund"), effective the end of April 2011.  The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators.  Village will provide affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a charge of $7,300 in the third quarter of fiscal 2011 for this withdrawal liability, which represents our estimate of the liability based on preliminary calculations provided by the Fund actuary.  Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements. We believe a number of the multi-employer plans to which we contribute are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  The failure of a withdrawing employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the dispute with the state of New Jersey described in note 9 of the accompanying notes to the consolidated condensed financial statements.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2011, except for additional required investments in Wakefern stock of $648.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 30, 2011, the Company had demand deposits of $68,330 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 30, 2011, the Company had a $19,177 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on May 26, 2012.

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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2011.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated June 9, 2011

Exhibit 99.2	Second Quarter Report to Shareholders dated March 18, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc
Registrant

Date: June 9, 2011	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 9, 2011	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)