Form 10-K
period 2011-07-30
VILLAGE SUPER MARKET INC
filed 2011-10-12
CIK 103595

 UNITED STATES
        SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended: July 30, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) for the transition period from _______ to _______.

COMMISSION FILE NUMBER:  0-33360

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation	(I. R. S. Employer
or organization)	Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973)467-2200

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, no par value	The NASDAQ Stock Market
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes__ No X.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15 (d) of the Act.	Yes __ No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes X No__.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes __No__.

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

Indicate by check mark whether the registrant is a shell company.Yes __  No  X.

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $162.1 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $7.5 million based upon the closing price of the Class A shares on the NASDAQ on January 29, 2011, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 10, 2011

Class A common stock, no par value	7,303,696 Shares
Class B common stock, no par value	6,376,304 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2011 Annual Report to Shareholders and the 2011 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 16, 2011 are incorporated by reference into this Form 10-K at Part II, Items 5, 6, 7, 7A, and 8 and Part III.

PART I

ITEM I.  BUSINESS

(All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  For almost all of fiscal 2011, Village operated a chain of twenty-six ShopRite supermarkets, seventeen of which are located in northern New Jersey, one in northeastern Pennsylvania and eight in southern New Jersey.  In addition, on July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring (64,000 sq.ft.) and Timonium, Maryland (57,000 sq.ft.) for $6,595 from SuperFresh.  Village began operating pharmacies at these locations on July 7, 2011.  These stores opened as ShopRites on July 28, 2011 after minor remodeling.  The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.  During fiscal 2011, sales per store were $49,959 and sales per selling square foot were $1,109.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village concentrates on the development of superstores.

Village opened a 62,700 sq. ft. replacement store in Washington, New Jersey on February 21, 2010.  Village opened a new 67,600 sq. ft. store in Marmora, New Jersey  on  May 31, 2009.  On August 11, 2007, Village acquired the store fixtures and lease of a location in Galloway Township, New Jersey from Wakefern for $3,500.  This store had previously been operated by a competitor.  Village opened a new 67,000 sq. ft. store in Franklin, New Jersey on November 7, 2007.    Below is a summary of the range of store sizes at July 30, 2011, including the stores purchased in July 2011:

Total Square Feet	Number of Stores

Greater than 60,000	13
50,001 to 60,000	7
40,000 to 50,000	6
Less than 40,000	2

Total	28

These larger store sizes enable the Company’s superstores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a variety of natural and organic foods, ethnic and international foods and a fresh seafood section.  Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances and, in most cases, a pharmacy.   Recently remodeled and new superstores emphasize a Power Alley, which features high margin, fresh, convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner.  In 2011, Village added on-site registered dieticians in five stores to consult with customers on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of superstores and percentage of selling square feet allocable to these stores during each of these periods:

Product Categories	Fiscal Year Ended In July
	2011	2010	2009

Groceries	38.4%	38.5%	38.6%
Dairy and Frozen	17.6	17.1	17.3
Meats	10.4	10.0	10.2
Non-Foods	7.9	8.1	8.1
Produce	11.5	11.7	11.5
Appetizers and prepared food	5.4	5.4	5.4
Seafood	2.4	2.5	2.4
Pharmacy	4.4	4.7	4.6
Bakery	2.0	2.0	1.8
	100.0%	100.0%	100.0%

Number of superstores	26	24	24
Selling square feet represented by superstores	96%	96%	96%

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

Village has budgeted $20 million for capital expenditures for fiscal 2012. This includes the beginning of construction of two replacement stores, several small remodels, and the installation of solar panels on one store.

In fiscal 2011, Village purchased the land for a replacement store and completed several small remodels.  In addition, on July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring and Timonium, Maryland.

In fiscal 2010, Village completed the construction of the replacement store in Washington, New Jersey.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 13.7% of Wakefern’s outstanding stock as of July 30, 2011.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 47 shareholder members operate 284 supermarkets and other retail formats, including 76 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card and a co-branded credit card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 13.1% of sales in fiscal 2011.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey,  Whitehouse, Dayton, Edison, Carteret, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2011, 2010 and 2009.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $22,461 at July 30, 2011.  The total amount of debt outstanding from all capital pledges to Wakefern is $3,064 at July 30, 2011.  The maximum per store capital contribution increased from $750 to $775 in fiscal 2011, resulting in an additional $648 capital pledge, which was paid in fiscal 2011.

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

Eighteen stores use self-checkout systems to provide improved customer service, especially during peak periods, and reduce operating costs.  In fiscal 2007, we installed RFID readers in all checkout lanes to enable contactless payment options for customers to quicken checkout times.

Village utilizes a computer generated ordering system, which is designed to reduce inventory levels and out of stock conditions, enhance shelf space utilization, and reduce labor costs. This system is also utilized to reduce the cost of taking periodic inventories. The Company utilizes a direct store delivery system, consisting of personal computers and advanced hand held scanners, for product not purchased through Wakefern to provide equivalent cost and retail price control over these products.

Village seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.  Most stores utilize computerized energy management systems.  The Company installed solar panels on the roof of one store in 2010 and is currently installing a system at a second store, reducing both carbon emissions and energy costs.  Certain in-store department records are computerized, including the records of all pharmacy departments.  In all stores, meat, seafood, delicatessen, and bakery prices are maintained on computer for automatic weighing and pricing.

The Company has installed computer based training systems in all stores to assist in the training of associates.  Village utilizes a time and attendance system and labor scheduling system to improve scheduling and reduce labor. Automated cash handling systems are utilized in the store back office to improve accuracy and reduce costs.

In fiscal 2010, Village upgraded its digital surveillance systems, which are integrated with the cashier monitoring systems, in all stores to aid shrink reduction, increase productivity and assist in accident investigations.  These systems include electronic monitoring of the bottom of carts to reduce shrink.

 The Company utilizes a division of Wakefern for data processing services, including financial accounting support.

Wakefern and Village have responded to customers increased use of the internet by creating an iphone app and shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in six store locations with store pick-up and delivery options.

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

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Wegmans, Whole Foods, Costco, BJ’s and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2011, the Company employed approximately 5,700 persons with approximately 74% working part-time.  Approximately 92% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between October 2011 and July 2015.  Approximately 45% of our associates are represented by unions whose contracts have already expired or expire within one year.  Most of the Company’s competitors in New Jersey are similarly unionized.

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

GEOGRAPHIC CONCENTRATION AND NEW TRADE AREA

The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania and two in Maryland. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rates, energy costs and unemployment rates may adversely affect our sales and profits.  Further, since our store base is concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

            Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey.  As the Company begins operating in this new market, marketing and other costs may be higher than in established markets as Village attempts to build market share and brand awareness.  In addition, sales for these two stores are initially expected to be lower than the typical Company store.  Potentially higher costs and sales results lower than the Company’s expectations could have a material adverse effect on the Company’s results of operations.

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

MULTI-EMPLOYER PENSION PLANS

The Company is required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements.  Pension expense for these plans is recognized as contributions are funded.  Benefits generally are based on a fixed amount for each year of service.  On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011.  The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators.  Village will provide affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represents our estimate of the liability based on calculations provided by the Fund actuary. Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements.

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

CURRENT ECONOMIC CONDITIONS

 During fiscal 2011 and 2010, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced inflation in fiscal 2011, particularly the second half of the year; compared to deflation in fiscal 2010.  Our sales and results of operations may be adversely affected if the above trends continue.

TAXES

The Company’s effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the notes to the consolidated financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of July 30, 2011, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining twenty three supermarkets (containing 1,269,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Fifteen of these leased stores are located in shopping centers and the remaining eight are freestanding stores.  In addition to the above, on July 30, 2009 the Company purchased the land and building of the old Washington store, which is currently available for sale (see Legal Proceedings).

         The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 30, 2011 was approximately $13,531.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES  OF EQUITY SECURITIES

The information required by this Item is incorporated by reference from Information appearing on Page 28 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2011 and in the Company’s definitive Proxy Statement to be filed on or before November 1, 2011 in connection with its Annual Meeting scheduled to be held on December 16, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2011.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference from Information appearing on Pages 4 through 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

The information required by this Item is incorporated by reference from Information appearing on Page 9 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from Information appearing on Page 3 and Pages 10 to 26 in the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2011 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference from information appearing on page 27 in the Company’s Annual Report to Shareholders for the fiscal year ended July 30, 2011.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2011, in connection with its Annual Meeting scheduled to be held on December 16, 2011.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2011, in connection with its Annual Meeting scheduled to be held on December 16, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2011, in connection with its annual meeting scheduled to be held on December 16, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2011, in connection with its annual meeting scheduled to be held on December 16, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 1, 2011 in connection with its annual meeting scheduled to be held on December 16, 2011.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements:

		Consolidated Balance Sheets - July 30, 2011 and July 31, 2010.

		Consolidated Statements of Operations - years ended July 30, 2011, July 31, 2010 and July 25, 2009.

		Consolidated Statements of Shareholders' Equity and Comprehensive Income – years ended July 30, 2011, July 31, 2010 and July 25, 2009.

		Consolidated Statements of Cash Flows - years ended July 30, 2011, July 31, 2010 and July 25, 2009.

		Notes to consolidated financial statements.

The consolidated financial statements above and the Report of Independent Registered Public Accounting Firm have been incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended July 30, 2011.

	2.	Financial Statement Schedules:

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit No. 3	3.1	Certificate of Incorporation*
	3.2	By-laws*

Exhibit No.4	Instruments defining the rights of security holders:
	4.5	Note Purchase Agreement dated September 16, 1999*
	4.6	Loan Agreement dated September 16, 1999*
	4.7	First Amendment to Loan Agreement*
	4.8	Second Amendment to Loan Agreement*

Exhibit No. 10	Material Contracts:
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.3	Voting Agreement dated March 4, 1987*
	10.6	Employment Agreement dated May 28, 2004*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*

Exhibit No.13	Annual Report to Security Holders

Exhibit No. 14	Code of Ethics

Exhibit No.21	Subsidiaries of Registrant

Exhibit No.23	Consent of KPMG LLP

Exhibit No.31.1	Certification

Exhibit No.31.2	Certification

Exhibit No.32.1	Certification (furnished, not filed)

Exhibit No.32.2	Certification (furnished, not filed)

* The following exhibits are incorporated by reference from the following previous filings:

Form 10-K for 2010: 10.1

Form 10-Q for January 2009: 4.8

Form 10-K for 2004: 3.2, 4.7, 10.7

DEF 14A proxy statement filed October 25, 2004: 10.8

Form 10-Q for April 2004: 10.6

Form 10-K for 1999: 4.5 and 4.6

Form 10-K for 1993: 3.1, 10.2 and 10.3

DEF 14A Proxy Statement filed November 1, 2010: 10.9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.

By:	/s/ Kevin Begley	By:	/s/ James Sumas
	Kevin Begley		James Sumas
	Chief Financial &		Chief Executive Officer
Principal Accounting Officer

Date: October 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

Village Super Market, Inc.

/s/	James Sumas	/s/	Stephen Rooney
	James Sumas, Director		Stephen Rooney, Director
	October 12, 2011		October 12, 2011

/s/	Robert Sumas	/s/	William Sumas
	Robert Sumas, Director		William Sumas, Director
	October 12, 2011		October 12, 2011

/s/	John P. Sumas	/s/	Peter Lavoy
	John P. Sumas, Director		Peter Lavoy, Director
	October 12, 2011		October 12, 2011

/s/	David C . Judge	/s/	Steven Crystal
	David C. Judge, Director		Steven Crystal,Director
	October 12, 2011		October 12, 2011

/s/	John J. Sumas	/s/	Nicholas J. Sumas
	John J. Sumas, Director		Nicholas J. Sumas, Director
	October 12, 2011		October 12, 2011

/s/	Kevin Begley
Kevin Begley, Director
October 12, 2011