Form 10-Q
period 2011-10-29
VILLAGE SUPER MARKET INC
filed 2011-12-08
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 29, 2011

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

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____    No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 6, 2011

Class A Common Stock, No Par Value	7,317,610 Shares
Class B Common Stock, No Par Value	6,362,390 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II

OTHER INFORMATION

Item 6.	Exhibits	16

Signatures		16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands) (unaudited)

	October 29, 2011		July 30, 2011
ASSETS
Current assets
Cash and cash equivalents		$89,321		$91,362
Merchandise inventories		39,857		38,547
Patronage dividend receivable		12,380		9,018
Other current assets		15,616		13,407
Total current assets		157,174		152,334

Note receivable from Wakefern		19,856		19,512
Property, equipment and fixtures, net		176,113		174,530
Investment in Wakefern		22,730		22,461
Goodwill		10,605		10,605
Other assets		6,632		6,748

		$393,110		$386,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$	---	$	---
Current portion of notes payable to Wakefern		1,029		487
Accounts payable to Wakefern		53,182		55,409
Accounts payable and accrued expenses		33,510		34,111
Income taxes payable		21,144		17,879
Total current liabilities		108,865		107,886

Capital and financing lease obligations		40,624		40,570
Notes payable to Wakefern		2,150		2,577
Other liabilities		26,712		27,000

Commitments and contingencies

Shareholder's Equity
Class A common stock - no par value, issued 7,847 shares at October 29, 2011 and 7,833 shares at July 30, 2011		36,191		35,385
Class B common stock - no par value, issued and outstanding 6,362 shares at October 29, 2011 and 6,376 shares at July 30, 2011		1,032		1,035
Retained earnings		193,277		187,686
Accumulated other comprehensive loss		(10,943)		(11,142)
Less cost of Class A treasury shares (529 at October 29, 2011 and 530 at July 30, 2011)		(4,798)		(4,807)
Total shareholders’ equity		214,759		208,157

		$393,110		$386,190

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 29, 2011	October 30, 2010

Sales	$342,737	$307,397

Cost of sales	249,861	226,470

Gross profit	92,876	80,927

Operating and administrative expense	75,901	69,077

Depreciation and amortization	4,773	4,536

Operating income	12,202	7,314

Interest expense	(1,184)	(1,068)

Interest income	625	524

Income before income taxes	11,643	6,770

Income taxes	4,907	2,836

Net income	$6,736	$3,934

Net income per share:
Class A common stock:
Basic	$.59	$.35
Diluted	$.49	$.29

Class B common stock:
Basic	$.38	$.23
Diluted	$.38	$.23

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	13 Wks. Ended	13 Wks. Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,736	$3,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,773	4,536
Deferred taxes	(960)	(536)
Provision to value inventories at LIFO	360	75
Non-cash share-based compensation	797	684

Changes in assets and liabilities:
Merchandise inventories	(1,670)	(220)
Patronage dividend receivable	(3,362)	(3,091)
Accounts payable to Wakefern	(2,227)	(2,833)
Accounts payable and accrued expenses	(601)	(1,165)
Income taxes payable	3,265	3,228
Other assets and liabilities	(1,322)	72
Net cash provided by operating activities	5,789	4,684

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,257)	(2,456)
Investment in notes receivable from Wakefern	(344)	(321)
Net cash used in investing activities	(6,601)	(2,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	11	157
Excess tax benefit related to share-based compensation	5	113
Principal payments of long-term debt	(100)	(28)
Dividends	(1,145)	(2,793)
Net cash used in financing activities	(1,229)	(2,551)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(2,041)	(644)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	91,362	69,043

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,321	$68,399

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,184	$1,068
Income taxes	$2,597	$31
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$269	$613

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 29, 2011 and the consolidated results of operations and cash flows for the thirteen week periods ended October 29, 2011 and October 30, 2010 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2011 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.           The results of operations for the period ended October 29, 2011 are not necessarily indicative of the results to be expected for the full year.

3.           At both October 29, 2011 and July 30, 2011, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO  method had been used for the entire inventory, inventories would have been $14,601 and  $14,241 higher than reported at October 29, 2011 and July 30, 2011, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 29, 2011
	Class A	Class B
Numerator:
Net income allocated, basic	$4,128	$2,435
Conversion of Class B to Class A shares	2,435	---
Effect of share-based compensation on allocated net income	24	(10)
Net income allocated, diluted	$6,587	$2,425

Denominator:
Weighted average shares outstanding, basic	7,017	6,373
Conversion of Class B to Class A shares	6,373	---
Dilutive effect of share-based compensation	59	---
Weighted average shares outstanding, diluted	13,449	6,373

	13 Weeks Ended
	October 30, 2010
	Class A	Class B
Numerator:
Net income allocated, basic	$2,385	$1,459
Conversion of Class B to Class A shares	1,459	---
Effect of share-based compensation on allocated net income	4	(4)
Net income allocated, diluted	$3,848	$1,455

Denominator:
Weighted average shares outstanding, basic	6,776	6,376
Conversion of Class B to Class A shares	6,376	---
Dilutive effect of share-based compensation	106	---
Weighted average shares outstanding, diluted	13,258	6,376

Outstanding stock options to purchase Class A shares of 418 and 36 were excluded from the calculation of diluted net income per share at October 29, 2011 and October 30, 2010, respectively, as a result of their anti-dilutive effect. In addition, 293 and 256 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 29, 2011 and October 30, 2010, respectively, due to their anti-dilutive effect.

5.           Comprehensive income was $6,935 and $4,169 for the quarters ended October 29, 2011 and October 30, 2010, respectively. Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.           The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 29, 2011	October 30, 2010

Service cost	$664	$724
Interest cost on projected benefit obligations	678	633
Expected return on plan assets	(631)	(510)
Amortization of gains and losses	330	390
Amortization of prior service costs	2	2

Net Periodic pension cost	$1,043	$1,239

As of October 29, 2011, the Company has contributed $62 to its pension plans in fiscal 2012.  The Company expects to contribute an additional $2,938 during the remainder of fiscal 2012 to fund its pension plans.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Thousands)

OVERVIEW

The Company operates a chain of 28 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains. On July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring, Maryland (64,000 sq.ft.) and Timonium, Maryland (57,000 sq.ft.) for $6,595 from Super Fresh. Village began operating pharmacies at these locations on July 7, 2011. These stores opened as ShopRites on July 28, 2011 after minor remodeling.

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

During fiscal 2011 and the first quarter of fiscal 2012, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced inflation in the first quarter of fiscal 2012 and in the second half of fiscal 2011. Further, the Company’s sales and net income benefited in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012 from store closings by competitors.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 29, 2011	October 30, 2010
Sales	100.00%	100.00%
Cost of sales	72.90	73.67
Gross profit	27.10	26.33
Operating and administrative expense	22.15	22.47
Depreciation and amortization	1.39	1.48
Operating income	3.56	2.38
Interest expense	(.34)	(.35)
Interest income	.18	.17
Income before taxes	3.40	2.20
Income taxes	1.43	0.92
Net income	1.97%	1.28%

Sales. Sales were $342,737 in the first quarter of fiscal 2012, an increase of 11.5% compared to the first quarter of the prior year. Sales increased due to the opening of the two new stores in Maryland and a same store sales increase of 8.1%. Same store sales increased due to higher sales in six stores due to store closings by competitors during fiscal 2011, increased transaction size due to inflation, increased customer counts, and improved sales in the Washington and Marmora stores, which opened in recent fiscal years. Sales continue to be impacted by changing consumer behavior due to economic weakness and high unemployment, which has resulted in increased sale item penetration and trading down. Village expects same store sales in fiscal 2012 to increase from 4.0% to 6.0%, with larger increases in the first half of the year. The impact of the competitive store closings that occurred in fiscal 2011 and inflation are expected to moderate in the second half of fiscal 2012. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations are included in same store sales immediately.

Gross Profit. Gross profit as a percentage of sales increased .77% in the first quarter of fiscal 2012 compared to the first quarter of the prior year due to decreased warehouse assessment charges from Wakefern (.46%), increased departmental gross margin percentages (.21%), improved product mix (.11%) and lower promotional spending (.09%). These improvements were partially offset by an increased LIFO charge (.09%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .32% in the first quarter of fiscal 2012 compared to the first quarter of the prior year due to lower payroll and benefit costs (.35%) and operating leverage from the 8.1% same store sales increase.  These improvements were partially offset by higher advertising and store opening costs for the new Maryland stores.

 Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2012 compared to the first quarter of the prior year due to depreciation related to fixed asset additions, including the new stores in Maryland.

Interest Expense.  Interest expense increased in the first quarter of fiscal 2012 compared to the first quarter of the prior year due to interest incurred on the $7,028 pension withdrawal liability recorded in the third quarter of fiscal 2011.

Interest Income.  Interest income increased in the first quarter of fiscal 2012 compared to the first quarter of the prior year due to higher amounts invested.

Income Taxes.  The effective income tax rate was 42.1% in the first quarter of fiscal 2012 compared to 41.9% in the first quarter of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2011.  As of October 29, 2011, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5,789 in the first quarter of fiscal 2012 compared to $4,684 in the corresponding period of the prior year. This increase is primarily attributable to higher net income in the current fiscal year, partially offset by a larger increase in inventories in the current fiscal year. During the first quarter of fiscal 2012, Village used cash to fund capital expenditures of $6,257 and dividends of $1,145. Capital expenditures include remodeling and equipment costs for the acquired Maryland stores.

Village has budgeted approximately $20,000 for capital expenditures in fiscal 2012.   Planned expenditures include the beginning of construction of two replacement stores, several small remodels and the installation of solar panels in one store.  The Company’s primary sources of liquidity in fiscal 2012 are expected to be cash and cash equivalents on hand at October 29, 2011 and operating cash flow generated in fiscal 2012.

Working capital was $48,309 at October 29, 2011 compared to $44,448 at July 30, 2011. The working capital ratio was 1.4 to 1 at both October 29, 2011 and July 30, 2011. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of October 29, 2011 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2011, except for an additional $269 required investment in Wakefern stock.

OUTLOOK

This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,”  “should,” “intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

•	We expect same store sales to increase from 4.0% to 6.0% in fiscal 2012 with larger increases in the first half of the year. The impacts of inflation and the competitive store closings that occurred during fiscal 2011 are expected to moderate in the second half of fiscal 2012.
•
During fiscal 2011 and the first quarter of fiscal 2012, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through fiscal 2012.

•	We expect retail price inflation in fiscal 2012, with larger increases in the first half of the year.
•	We have budgeted $20,000 for capital expenditures in fiscal 2012. This amount includes the beginning of construction of two replacement stores, several small remodels and solar panels for one store.
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

•	We expect our effective income tax rate in fiscal 2012 to be 41.5% - 42.5%.
•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.

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

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey.  As the Company begins operating in this new market, marketing and other costs will likely be higher than in established markets as Village attempts to build market share and brand awareness.  In addition, sales for these two stores are initially expected to be lower than the typical Company store.  Potentially higher costs and sales results lower than the Company’s expectations could have a material adverse effect on Village’s results of operations.

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

•
On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011.  The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators.  Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represents our estimate of the liability based on calculations provided by the Fund actuary. Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements.

We believe a number of the multi-employer plans to which we contribute are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules.  The failure of a withdrawing employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the Company’s Annual report on Form 10-K for the year ended July 30, 2011.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2011.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2012 except for an additional required investment in Wakefern common stock of $269.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 29, 2011, the Company had demand deposits of $71,209 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 29, 2011, the Company had a $19,856 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on November 22, 2012.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2012.

PART II - OTHER INFORMATION

Item 6.	Exhibits

	Exhibit 31.1	Certification

	Exhibit 31.2	Certification

	Exhibit 32.1	Certification (furnished, not filed)

	Exhibit 32.2	Certification (furnished, not filed)

	Exhibit 99.1	Press Release dated December 7, 2011

	101.ins	XBRL Instance

	101.xsd	XBRL Schema

	101.cal	XBRL Calculation

	101.def	XBRL Definition

	101.lab	XBRL Label

	101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	Village Super Market, Inc
Registrant

Date: December 7, 2011	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 7, 2011	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)