Form 10-Q
period 2012-01-28
VILLAGE SUPER MARKET INC
filed 2012-03-07
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[ x ]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  January 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          ☒Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  ☒Yes       ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 ☐ Yes    ☒ No

           Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 6, 2012
Class A Common Stock, No Par Value	7,335,420 Shares
Class B Common Stock, No Par Value	6,362,390 Shares

VILLAGE SUPER MARKET, INC.
INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-16

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II

OTHER INFORMATION

Item 6.	Exhibits	18
	Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	January 28, 2012	July 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$98,767	$91,362
Merchandise inventories	41,849	38,547
Patronage dividend receivable	4,231	9,018
Other current assets	16,810	13,407
Total current assets	161,657	152,334

Note receivable from Wakefern	20,206	19,512
Property, equipment and fixtures, net	175,154	174,530
Investment in Wakefern	22,730	22,461
Goodwill	10,605	10,605
Other assets	6,507	6,748

	$396,859	$386,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$-	$-
Current portion of notes payable to Wakefern	407	487
Accounts payable to Wakefern	55,604	55,409
Accounts payable and accrued expenses	28,092	34,111
Income taxes payable	18,643	17,879
Total current liabilities	102,746	107,886

Capital and financing lease obligations	40,679	40,570
Notes payable to Wakefern	2,035	2,577
Other liabilities	29,053	27,000

Commitments and contingencies

Shareholder's Equity
Class A common stock - no par value, issued 7,852 shares at
January 28, 2012 and 7,833 shares at July 30, 2011	37,182	35,385
Class B common stock - no par value, issued and outstanding
6,362 shares at January 28, 2012 and 6,376 shares
at July 30, 2011	1,032	1,035
Retained earnings	199,558	187,686
Accumulated other comprehensive loss	(10,744)	(11,142)
Less cost of Class A treasury shares (516 at January 28, 2012
and 530 at July 30, 2011)	(4,682)	(4,807)
Total shareholders’ equity	222,346	208,157

	$396,859	$386,190

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Sales	$362,638	$329,917	$705,375	$637,314

Cost of sales	263,134	241,276	512,995	467,746

Gross profit	99,504	88,641	192,380	169,568

Operating and administrative expense	78,375	72,106	154,276	141,183

Depreciation and amortization	4,859	4,582	9,632	9,118

Operating income	16,270	11,953	28,472	19,267

Interest expense	(1,075)	(1,069)	(2,260)	(2,137)

Interest income	626	507	1,252	1,031

Income before income taxes	15,821	11,391	27,464	18,161

Income taxes	6,674	4,775	11,581	7,611

Net income	$9,147	$6,616	$15,883	$10,550

Net income per share:
Class A common stock:
Basic	$0.80	$0.59	$1.39	$0.94
Diluted	$0.66	$0.49	$1.15	$0.78

Class B common stock:
Basic	$0.52	$0.38	$0.90	$0.61
Diluted	$0.52	$0.38	$0.90	$0.61

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Wks. Ended	26 Wks. Ended
	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,883	$10,550
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	9,632	9,118
Deferred taxes	(700)	268
Provision to value inventories at LIFO	560	300
Non-cash share-based compensation	1,576	1,369

Changes in assets and liabilities:
Merchandise inventories	(3,862)	(1,636)
Patronage dividend receivable	4,787	5,023
Accounts payable to Wakefern	195	981
Accounts payable and accrued expenses	(6,019)	1,194
Income taxes payable	764	286
Other assets and liabilities	(211)	3,869
Net cash provided by operating activities	22,605	31,322

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,059)	(7,834)
Investment in notes receivable from Wakefern	(694)	(648)
Net cash used in investing activities	(10,753)	(8,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	305	515
Excess tax benefit related to share-based compensation	41	211
Principal payments of long-term debt	(782)	(719)
Dividends	(4,011)	(16,798)
Net cash used in financing activities	(4,447)	(16,791)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	7,405	6,049

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	91,362	69,043

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,767	$75,092

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
Interest	$2,114	$2,137
Income taxes	$11,477	$6,846
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$269	$647

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

 1.           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 28, 2012 and the consolidated results of operations and cash flows for the thirteen and twenty-six week periods ended January 28, 2012 and January 29, 2011 of Village Super Market, Inc. (“Village” or the “Company”).

  The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2011 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.           The results of operations for the periods ended January 28, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

3.           At both January 28, 2012 and July 30, 2011, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,801 and $14,241 higher than reported at January 28, 2012 and July 30, 2011, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 28, 2012
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$5,613	$3,299	$9,741	$5,734
Conversion of Class B to Class A shares	3,299	-	5,734	-
Effect of share-based compensation on allocated net income	27	(18)	51	(28)
Net income allocated, diluted	$8,939	$3,281	$15,526	$5,706

Denominator:
Weighted average shares outstanding, basic	7,030	6,362	7,023	6,367
Conversion of Class B to Class A shares	6,362	-	6,367	-
Dilutive effect of share-based compensation	90	-	75	-
Weighted average shares outstanding, diluted	13,482	6,362	13,465	6,367

	13 Weeks Ended		26 Weeks Ended
	January 29, 2011
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,017	$2,447	$6,403	$3,905
Conversion of Class B to Class A shares	2,447	-	3,905	-
Effect of share-based compensation on allocated net income	-	-	-	-
Net income allocated, diluted	$6,464	$2,447	$10,308	$3,905

Denominator:
Weighted average shares outstanding, basic	6,799	6,376	6,788	6,376
Conversion of Class B to Class A shares	6,376	-	6,376	-
Dilutive effect of share-based compensation	138	-	122	-
Weighted average shares outstanding, diluted	13,313	6,376	13,286	6,376

Outstanding stock options to purchase Class A shares of 240 and 4 were excluded from the calculation of diluted net income per share at January 28, 2012 and January 29, 2011, respectively, as a result of their anti-dilutive effect.  In addition, 296 and 256 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 28, 2012 and January 29, 2011, respectively, due to their anti-dilutive effect.

5.           Comprehensive income was $9,346 and $16,281 for the thirteen and twenty-six week periods ended January 28, 2012, and $6,851 and $11,020 for the thirteen and twenty-six week periods ended January 29, 2011. Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.           The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Service cost	$664	$724	$1,328	$1,448
Interest cost on projected benefit obligations	678	633	1,356	1,266
Expected return on plan assets	(631)	(510)	(1,262)	(1,020)
Amortization of gains and losses	330	390	660	780
Amortization of prior service costs	2	2	4	4

Net periodic pension cost	$1,043	$1,239	$2,086	$2,478

As of January 28, 2012, the Company has contributed $109 to its pension plans in fiscal 2012.  The Company expects to contribute an additional $2,891 during the remainder of fiscal 2012 to fund its pension plans.
On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund, effective the end of April 2011. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in the second quarter of fiscal 2012. Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements.

7.           On January 29, 2012, Village acquired store fixtures, leasehold interests and other assets of the ShopRite in Old Bridge, NJ for $3,250 plus inventory and other working capital for $1,116.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                         AND RESULTS OF OPERATIONS
(Dollars in Thousands)
OVERVIEW

At January 28, 2012, the Company operated a chain of 28 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania.  On January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, NJ for $3,250 plus inventory and other working capital for $1,116.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.
The Company’s stores, five of which are owned, average 57,000 total square feet.  Larger store sizes enable Village to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.
The supermarket industry is highly competitive.  The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, dollar stores and convenience stores.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card also strengthens customer loyalty.
We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.
During fiscal 2011 and the first six months of fiscal 2012, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced inflation in the first six months of fiscal 2012 and in the second half of fiscal 2011. Further, the Company’s sales and net income benefited in the fourth quarter of fiscal 2011 and the first six months of fiscal 2012 from store closings by competitors.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.56	73.13	72.73	73.39
Gross profit	27.44	26.87	27.27	26.61
Operating and administrative expense	21.61	21.86	21.87	22.15
Depreciation and amortization	1.34	1.39	1.37	1.43
Operating income	4.49	3.62	4.03	3.03
Interest expense	(0.30)	(0.32)	(0.32)	(0.34)
Interest income	0.17	0.15	0.18	0.16
Income before taxes	4.36	3.45	3.89	2.85
Income taxes	1.84	1.45	1.64	1.19
Net income	2.52%	2.00%	2.25%	1.66%

Sales.  Sales were $362,638 in the second quarter of fiscal 2012, an increase of 9.9% compared to the second quarter of the prior year.  Sales increased due to the opening of the two new stores in Maryland and a same store sales increase of 6.2%.  Same store sales increased due to higher sales in seven stores due to store closings by competitors during fiscal 2011, inflation, increased customer counts, and improved sales in the Washington and Marmora stores, which opened in recent fiscal years.  Sales continue to be impacted by changing consumer behavior due to economic weakness and high unemployment, which has resulted in increased sale item penetration and trading down. Village expects same store sales in fiscal 2012 to increase from 5.0% to 6.5%, with smaller increases in the second half of the year.  The impact of the competitive store closings that occurred in fiscal 2011 and inflation are expected to moderate in the second half of fiscal 2012.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.
Sales were $705,375 in the six-month period of fiscal 2012, an increase of 10.7% from the prior year. Sales increased due to the opening of the two new stores in Maryland and a same store sales increase of 7.1%.  Same store sales increased due to higher sales in eight stores due to store closings by competitors during fiscal 2011, inflation, increased customer counts, and improved sales in the Washington and Marmora stores, which opened in recent fiscal years.

Gross Profit.  Gross profit as a percentage of sales increased .57% in the second quarter of fiscal 2012 compared to the second quarter of the prior year primarily due to increased departmental gross margin percentages (.19%), higher patronage dividends (.25%) and decreased warehouse assessment charges from Wakefern (.17%).  These improvements were partially offset by higher promotional spending (.08%).  Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2012 (.40%) and fiscal 2011 (.14%).

Gross profit as a percentage of sales increased .66% in the six-month period of fiscal 2012 compared to the corresponding period of the prior year primarily due to increased departmental gross margin percentages (.20%), improved product mix (.08%), higher patronage dividends (.11%) and decreased warehouse assessment charges from Wakefern (.31%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .25% in the second quarter of fiscal 2012 compared to the second quarter of the prior year due primarily to a favorable settlement of the liability for withdrawal from the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (.18%), lower utility costs (.11%), reduced snow removal costs (.12%), and operating leverage from the 6.2% same store sales increase.  These improvements were partially offset by higher operating costs as a percentage of sales for the new Maryland stores.
Operating and administrative expense as a percentage of sales decreased .28% in the six-month period of fiscal 2012 compared to the six-month period of the prior year primarily to a favorable settlement of the liability for withdrawal from the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (.09%), lower utility costs (.10%), reduced snow removal costs (.06%), and operating leverage from the 7.1% same store sales increase.  These improvements were partially offset by higher operating costs as a percentage of sales for the new Maryland stores, including store opening costs.

Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2012 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the new stores in Maryland.

Interest Expense.  Interest expense in the second quarter was flat compared to the second quarter of the prior year.   Interest expense increased in the six-month period of fiscal 2012 compared to the six-month period of the prior year due to interest incurred on the $7,028 pension withdrawal liability recorded in the third quarter of fiscal 2011 and settled in the second quarter of fiscal 2012.

Interest Income.  Interest income increased in the second quarter and six-month periods of fiscal 2012 compared to the corresponding periods of the prior year due to higher amounts invested.

Income Taxes.  The effective income tax rate was 42.2% in both the second quarter and six-month periods of fiscal 2012 compared to 41.9% in the corresponding periods of the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2011.  As of January 28, 2012, there have been no changes to any of the critical accounting policies contained therein.
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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22,605 in the six-month period of fiscal 2012 compared to $31,322 in the corresponding period of the prior year. This decrease is primarily attributable to settlement of the $7,028 pension liability, a larger increase in inventories in the current fiscal year, and the prior year including the refund of cash the Company had placed in escrow to fund a property acquisition.  These decreases were partially offset by higher net income in the current fiscal year.  During the first six-months of fiscal 2012, Village used cash to fund capital expenditures of $10,059 and dividends of $4,011.  Capital expenditures include remodeling and equipment costs for the acquired Maryland stores.
Village has budgeted approximately $18,000 for capital expenditures in fiscal 2012.   Planned expenditures include several small remodels and the installation of solar panels in one store.  The Company’s primary sources of liquidity in fiscal 2012 are expected to be cash and cash equivalents on hand at January 28, 2012 and operating cash flow generated in fiscal 2012.
Working capital was $58,911 at January 28, 2012 compared to $44,448 at July 30, 2011. The working capital ratio was 1.6 to 1 at January 28, 2012 as compared to 1.4 to 1 at July 30, 2011. Working capital increased due to decreased liabilities resulting from settlement of the $7,028 pension liability and increased cash.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of January 28, 2012 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2011, except for an additional $269 required investment in Wakefern common stock.

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

•
We expect same store sales to increase from 5.0% to 6.5% in fiscal 2012 with smaller increases in the second half of the year. The impacts of inflation and the competitive store closings that occurred during fiscal 2011 are expected to moderate in the second half of fiscal 2012.

•
During fiscal 2011 and the first six months of fiscal 2012, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through fiscal 2012.

•	We expect retail price inflation in fiscal 2012, with smaller increases in the second half of the year.
•	We have budgeted $18,000 for capital expenditures in fiscal 2012. This amount includes several small remodels and solar panels for one store.
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

Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report.  These include:

•
The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes with national and regional supermarkets, local supermarkets, warehouse club stores, supercenters, drug stores, convenience stores, dollar stores, discount merchandisers, restaurants and other local retailers. Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

•
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania and two in Maryland.  We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rates, energy costs and unemployment rates may adversely affect our sales and profits.

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey.  As the Company begins operating in this new market, marketing and other costs will be higher than in established markets as Village attempts to build market share and brand awareness.  In addition, sales for these two stores are initially expected to be lower than the typical Company store.  Potentially higher costs and sales results lower than the Company’s expectations could have a material adverse effect on Village’s results of operations.

•
The Company is currently planning the construction of two replacement stores.  If we are unable to open these replacement stores before existing store lease expirations and we are unable to execute lease extensions, we may be adversely impacted by any potential time period between the closure of our existing stores and the opening of the replacement stores.  If we execute lease extensions on the existing stores planned to be replaced, terms may be unfavorable and we may incur charges for rental obligations for periods after store closure.

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

•
On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011.  The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators.  Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in the second quarter of fiscal 2012.  Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements.

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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2011.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2012, except for additional required investments in Wakefern common stock of $269.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 28, 2012, the Company had demand deposits of $79,983 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.
At January 28, 2012, the Company had a $20,206 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on February 20, 2013.

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
There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2012.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 7, 2012

Exhibit 99.2	Letter to Shareholders dated December 16, 2011

101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc
Registrant

Date: March 7, 2012	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 7, 2012	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)