Form 10-Q
period 2012-04-28
VILLAGE SUPER MARKET INC
filed 2012-06-06
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the quarterly period ended:  April 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     Yes __        No  X

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:       June 6, 2012

Class A Common Stock, No Par Value	7,341,566 Shares
Class B Common Stock, No Par Value	6,362,390 Shares

VILLAGE SUPER MARKET, INC.
INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II

OTHER INFORMATION

Item 6.	Exhibits	18

	Signatures	18

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
 (in Thousands) (Unaudited)

	April 28, 2012	July 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$91,084	$91,362
Merchandise inventories	42,084	38,547
Patronage dividend receivable	7,392	9,018
Other current assets	16,318	13,407
Total current assets	156,878	152,334

Note receivable from Wakefern	20,559	19,512
Property, equipment and fixtures, net	173,736	174,530
Investment in Wakefern	23,360	22,461
Goodwill	12,057	10,605
Other assets	7,601	6,748

	$394,191	$386,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$-	$-
Current portion of notes payable to Wakefern	423	487
Accounts payable to Wakefern	49,464	55,409
Accounts payable and accrued expenses	29,415	34,111
Income taxes payable	16,044	17,879
Total current liabilities	95,346	107,886

Capital and financing lease obligations	40,735	40,570
Notes payable to Wakefern	2,494	2,577
Other liabilities	28,557	27,000

Commitments and contingencies

Shareholder's Equity
Class A common stock - no par value, issued 7,856 shares at April 28, 2012 and 7,833 shares at July 30, 2011	38,002	35,385
Class B common stock - no par value, issued and outstanding 6,362 shares at April 28, 2012 and 6,376 shares at July 30, 2011	1,032	1,035
Retained earnings	203,231	187,686
Accumulated other comprehensive loss	(10,545)	(11,142)
Less cost of Class A treasury shares (514 at April 28, 2012 and 530 at July 30, 2011)	(4,661)	(4,807)
Total shareholders’ equity	227,059	208,157

	$394,191	$386,190

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (in Thousands, except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Sales	$347,009	$316,594	$1,052,384	$953,908

Cost of sales	251,761	230,176	764,756	697,922

Gross profit	95,248	86,418	287,628	255,986

Operating and administrative expense	78,660	78,397	232,935	219,580

Depreciation and amortization	4,982	4,646	14,614	13,764

Operating income	11,606	3,375	40,079	22,642

Interest expense	(1,077)	(1,071)	(3,337)	(3,208)

Interest income	652	563	1,903	1,594

Income before income taxes	11,181	2,867	38,645	21,028

Income taxes	4,638	1,199	16,219	8,810

Net income	$6,543	$1,668	$22,426	$12,218

Net income per share:
Class A common stock:
Basic	$0.57	$0.15	$1.96	$1.09
Diluted	$0.47	$0.12	$1.63	$0.89

Class B common stock:
Basic	$0.37	$0.10	$1.27	$0.69
Diluted	$0.37	$0.09	$1.26	$0.69

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (in Thousands) (Unaudited)

	39 Wks. Ended	39 Wks. Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,426	$12,218
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	14,614	13,764
Deferred taxes	(1,050)	441
Provision to value inventories at LIFO	760	575
Non-cash share-based compensation	2,376	2,208

Changes in assets and liabilities:
Merchandise inventories	(3,067)	(1,366)
Patronage dividend receivable	1,626	2,362
Accounts payable to Wakefern	(5,945)	2,061
Accounts payable and accrued expenses	(5,085)	8,459
Income taxes payable	(1,835)	(659)
Other assets and liabilities	457	5,198
Net cash provided by operating activities	25,277	45,261

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,007)	(9,749)
Investment in notes receivable from Wakefern	(1,047)	(973)
Acquisition of Old Bridge ShopRite	(4,123)	-
Net cash used in investing activities	(18,177)	(10,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	327	698
Excess tax benefit related to share-based compensation	57	681
Principal payments of long-term debt	(881)	(734)
Dividends	(6,881)	(17,941)
Treasury stock purchases	-	(2,171)
Net cash used in financing activities	(7,378)	(19,467)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(278)	15,072

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,362	69,043

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,084	$84,115

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,115	$3,208
Income taxes	19,048	8,646
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$899	$648

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands, except per share amounts) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 28, 2012 and the consolidated results of operations and cash flows for the thirteen and thirty-nine week periods ended April 28, 2012 and April 30, 2011 of Village Super Market, Inc. (the “Company” or “Village”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2011 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the periods ended April 28, 2012 are not necessarily indicative of the expected results for the full year.

3.             At both April 28, 2012 and July 30, 2011, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,001 and $14,241 higher than reported at April 28, 2012 and July 30, 2011, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 28, 2012
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,016	$2,356	$13,757	$8,091
Conversion of Class B to Class A shares	2,356	-	8,091	-
Effect of share-based compensation on allocated net income	16	(11)	67	(39)
Net income allocated, diluted	$6,388	$2,345	$21,915	$8,052

Denominator:
Weighted average shares outstanding, basic	7,044	6,362	7,030	6,366
Conversion of Class B to Class A shares	6,362	-	6,366	-
Dilutive effect of share-based compensation	95	-	81	-
Weighted average shares outstanding, diluted	13,501	6,362	13,477	6,366

	13 Weeks Ended		39 Weeks Ended
	April 30, 2011
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$1,020	$607	$7,474	$4,431
Conversion of Class B to Class A shares	607	-	4,431	-
Effect of share-based compensation on allocated net income	2	(2)	-	-
Net income allocated, diluted	$1,629	$605	$11,905	$4,431

Denominator:
Weighted average shares outstanding, basic	6,905	6,376	6,827	6,376
Conversion of Class B to Class A shares	6,376	-	6,376	-
Dilutive effect of share-based compensation	106	-	117	-
Weighted average shares outstanding, diluted	13,387	6,376	13,320	6,376

Outstanding stock options to purchase Class A shares of 222 and 29 were excluded from the calculation of diluted net income per share at April 28, 2012 and April 30, 2011, respectively, as a result of their anti-dilutive effect. In addition, 300 and 292 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 28, 2012 and April 30, 2011, respectively, due to their anti-dilutive effect.

5.             Comprehensive income was $6,742 and $23,023 for the thirteen and thirty-nine week periods ended April 28, 2012, and $1,903 and $12,923 for the thirteen and thirty-nine week periods ended April 30, 2011.  Comprehensive income consists of net income and amortization of net losses on benefit plans, net of income taxes.

6.             The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans include the following components:

	13 Weeks Ended		39 Weeks Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011

Service cost	$664	$724	$1,992	$2,172
Interest cost on projected benefit obligations	678	633	2,034	1,899
Expected return on plan assets	(631)	(510)	(1,893)	(1,530)
Amortization of gains and losses	330	390	990	1,170
Amortization of prior service costs	2	2	6	6

Net periodic pension cost	$1,043	$1,239	$3,129	$3,717

As of April 28, 2012, the Company has contributed $425 to its pension plans in fiscal 2012.  The Company expects to contribute an additional $2,575 in the fourth quarter of fiscal 2012 to fund its pension plans.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
OVERVIEW

The Company operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania.  On January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, NJ for $3,250 plus inventory and other working capital for $1,116.  In July 2011, Village acquired the store fixtures, leases and other assets of two locations in Maryland for $6,595 from SuperFresh.  These stores opened as ShopRites on July 28, 2011 after minor remodeling.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

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

During fiscal 2012 and 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced inflation in the first nine months of fiscal 2012 and in the second half of fiscal 2011. Further, the Company’s sales and net income benefited in the fourth quarter of fiscal 2011 and the first nine months of fiscal 2012 from store closings by competitors.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.55	72.70	72.67	73.16
Gross profit	27.45	27.30	27.33	26.84
Operating and administrative expense	22.67	24.76	22.13	23.02
Depreciation and amortization	1.44	1.47	1.39	1.44
Operating income	3.34	1.07	3.81	2.38
Interest expense	(0.31)	(0.34)	(0.32)	(0.34)
Interest income	0.19	0.18	0.18	0.17
Income before taxes	3.22	0.91	3.67	2.21
Income taxes	1.34	0.38	1.54	0.93
Net income	1.88%	0.53%	2.13%	1.28%

Sales.  Sales were $347,009 in the third quarter of fiscal 2012, an increase of 9.6% from the third quarter of the prior year.  Sales increased due to the opening of the two new stores in Maryland, the acquisition of the store in Old Bridge, NJ on January 29, 2012, and a same store sales increase of 3.8%.  Same store sales increased due to higher sales in six stores due to store closings by competitors, inflation, increased customer counts and improved sales in the Washington and Marmora stores, which opened in recent fiscal years.  As expected, the impact of the competitive store closings that began in fiscal 2011 and inflation both moderated beginning in the third quarter of fiscal 2012.  Sales continue to be impacted by economic weakness, high gas prices and high unemployment, which have resulted in increased sale item penetration and trading down.  Village projects a fourth quarter same store sales increase of 1.5% to 3.0%, as we expect less benefit from competitive store closings and inflation.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $1,052,384 in the nine-month period of fiscal 2012, an increase of 10.3% from the prior year.  Sales increased due to the opening of the two new stores in Maryland, the acquisition of the Old Bridge store and a same store sales increase of 6.0%.  Same store sales increased due to higher sales in seven stores due to store closings by competitors, inflation, increased customer counts and improved sales in the Washington and Marmora stores, which opened in recent fiscal years.

Gross Profit.  Gross profit as a percentage of sales increased .15% in the third quarter of fiscal 2012 compared to the third quarter of the prior year primarily due to increased departmental gross margin percentages (.22%), partially offset by higher promotional spending (.11%).

Gross profit as a percentage of sales increased .49% in the nine-month period of fiscal 2012 compared to the corresponding period of the prior year primarily due to increased departmental gross margin percentages (.20%), decreased warehouse assessment charges from Wakefern (.21%) and higher patronage dividends (.09%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased 2.09% in the third quarter of fiscal 2012 compared to the third quarter of the prior year primarily due to the prior year including a $7,300 charge for the withdrawal liability from a multi-employer defined benefit plan (2.31%), lower utility costs (.12%) and operating leverage from the 3.8% same store sales increase.  These improvements were partially offset by higher operating costs as a percentage of sales for the new Maryland stores.

Operating and administrative expense as a percentage of sales decreased .89% in the nine-month period of fiscal 2012 compared to the nine-month period of the prior year primarily due to the prior year including a $7,300 charge for the withdrawal liability from a multi-employer defined benefit plan (.77%), lower utility costs (.11%) and operating leverage from the 6.0% same store sales increase.  These improvements were partially offset by higher operating costs as a percentage of sales for the new Maryland stores, including store opening costs.

               Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2012 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions, including the new stores in Maryland and Old Bridge.

Interest Expense.  Interest expense in the third quarter and nine-month period of fiscal 2012 is similar to the corresponding periods of the prior year.

Interest Income.  Interest income increased in the third quarter and nine-month period of fiscal 2012 compared to the corresponding periods of the prior year due to higher amounts invested.

Income Taxes.  The effective income tax rate was 41.5% and 42.0%, in the third quarter and nine-month period of fiscal 2012, respectively, compared to 41.8% and 41.9%, respectively, in the corresponding periods in the prior year.

Net Income.  Net income was $6,543 in the third quarter of fiscal 2012 compared to $1,668 in the prior year.  Excluding a $4,241 (net of tax) charge for the withdrawal liability from a multi-employer pension plan in the prior year, net income increased 11%.  Net income increased primarily due to improved same store sales.  Net income increased despite losses in the two new Maryland stores as sales in Maryland are lower than expected, and we continue to build market share and brand awareness.

 Net income was $22,426 in the nine-month period of fiscal 2012 compared to $12,218 in the prior year.  Excluding the $4,241 (net of tax) pension withdrawal charge from the prior year, net income increased 36%.  Net income increased primarily due to improved same store sales and gross profit percentages.  Net income increased despite losses in the two new Maryland stores as sales in Maryland are lower than expected, and we continue to build market share and brand awareness.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2011.  As of April 28, 2012, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25,277 in the nine-month period of fiscal 2012 compared to $45,261 in the corresponding period of the prior year.  This decrease is primarily attributable to settlement of a $7,300 pension withdrawal liability in fiscal 2012, a reduction in accounts payable to Wakefern in fiscal 2012 compared to an increase in fiscal 2011, a larger increase in inventories in the current fiscal year, and the prior year including a refund of cash the Company had placed in escrow to fund a property acquisition.   These decreases were partially offset by higher net income in the current fiscal year.  During the first nine-months of fiscal 2012, Village used cash to fund capital expenditures of $13,007, the acquisition of the Old Bridge ShopRite of $4,123 and dividends of $6,881.  Capital expenditures include remodeling and equipment costs for the acquired Maryland stores.

Village has budgeted approximately $18,000 for capital expenditures for fiscal 2012.  Planned expenditures included several smaller remodels and the installation of solar panels in one store.  The Company’s primary sources of liquidity in fiscal 2012 are expected to be cash and cash equivalents on hand at April 28, 2012 and operating cash flow generated in fiscal 2012.

Working capital was $61,532 at April 28, 2012 compared to $44,448 at July 30, 2011.  The working capital ratio was 1.6 to 1 at April 28, 2012 compared to 1.4 to 1 at July 30, 2011.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of April 28, 2012 to the contractual obligations and commitments discussed on page 7 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2011, except for an additional $899 required investment in Wakefern common stock.

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

●	Village projects a fourth quarter same store sales increase of 1.5% to 3.0%, as we expect less benefit from competitive store closings and inflation.

●
During fiscal 2012 and 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue at least through fiscal 2012.

●	We expect retail price inflation in fiscal 2012, with smaller increases in the second half of the year.

●	We have budgeted $18,000 for capital expenditures in fiscal 2012. This amount includes several small remodels and solar panels for one store.

●
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

●	We expect our effective income tax rate in fiscal 2012 to be 41.5% - 42.5%.

●	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.

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

●
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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included on pages 9, 18 and 21 of the Company’s Annual Report on Form 10-K for the year ended July 30, 2011.  There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2012, except for additional required investments in Wakefern stock of $899.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 28, 2012, the Company had demand deposits of $70,579 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 28, 2012, the Company had a $20,559 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on May 20, 2013.

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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2012.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1-	Certification

Exhibit 31.2-	Certification

Exhibit 32.1-	Certification (furnished, not filed)

Exhibit 32.2-	Certification (furnished, not filed)

Exhibit 99.1-	Press Release dated June 6, 2012

Exhibit 99.2-	Second Quarter Report to Shareholders dated
March 16, 2012

101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc
Registrant

Date: June 6, 2012	/s/ James Sumas
James Sumas
Chief Executive Officer)

Date: June 6, 2012	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)