Form 10-K
period 2012-07-28
VILLAGE SUPER MARKET INC
filed 2012-10-09
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended:  July 28, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $165.5 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $7.9 million based upon the closing price of the Class A shares on the NASDAQ on January 28, 2012, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Class	Outstanding at October 5, 2012

Class A common stock, no par value	8,621,909 Shares
Class B common stock, no par value	5,135,446 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2012 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 14, 2012 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

PART I

ITEM I.   BUSINESS

(All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.   Village operates a chain of twenty-nine ShopRite supermarkets, eighteen of which are located in northern New Jersey, eight in southern New Jersey, two in Maryland and one in northeastern Pennsylvania.   The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices.  During fiscal 2012, sales per store were $49,903 and sales per selling square foot were $1,112.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village concentrates on the development of superstores.

On January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, New Jersey (40,000 sq. ft.) for $3,250 plus inventory and other working capital for $1,116.  On July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring (64,000 sq.ft.) and Timonium, Maryland (57,000 sq.ft.) for $6,595 from SuperFresh.  Village opened the Maryland stores as ShopRites on July 28, 2011 after remodeling.

Village opened a 62,700 sq. ft. replacement store in Washington, New Jersey on February 21, 2010 and a new 67,600 sq. ft. store in Marmora, New Jersey on May 31, 2009.  On August 11, 2007, Village acquired the store fixtures and lease of a location in Galloway Township, New Jersey from Wakefern for $3,500.  This store had previously been operated by a competitor.  Village opened a new 67,000 sq. ft. store in Franklin, New Jersey on November 7, 2007.    Below is a summary of the range of store sizes at July 28, 2012:

Total Square Feet	Number of Stores

Greater than 60,000	13
50,001 to 60,000	7
40,000 to 50,000	7
Less than 40,000	2

Total	29

These larger store sizes enable the Company’s superstores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a variety of natural and organic foods, ethnic and international foods and a fresh seafood section.  Superstores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances and, in most cases, a pharmacy.   Recently remodeled and new superstores emphasize a Power Alley, which features high margin, fresh, convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner.  In 2012 and 2011, Village added on-site registered dieticians in nine stores to consult with customers on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated, as well as the number of superstores and percentage of selling square feet allocable to these stores during each of these periods:

Product Categories
	2012	2011	2010

Groceries	38.3%	38.4%	38.5%
Dairy and Frozen	17.8	17.6	17.1
Meats	10.5	10.4	10.0
Non-Foods	7.9	7.9	8.1
Produce	11.3	11.5	11.7
Appetizers and prepared food	5.4	5.4	5.4
Seafood	2.5	2.4	2.5
Pharmacy	4.3	4.4	4.7
Bakery	2.0	2.0	2.0
	100%	100%	100%

Number of superstores	26	26	24
Selling square feet represented by superstores	94%	96%	96%

A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community.  Village continually evaluates individual stores to determine if they should be closed.

DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

Village has budgeted $20 million for capital expenditures for fiscal 2013. This includes the beginning of construction of two replacement stores and three major remodels.

In fiscal 2012, Village completed several smaller remodels and the installation of solar panels on one store.  In addition, on January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, New Jersey.

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

The general difficulty in developing retail properties in the Company's primary trading area has prevented the Company from opening the desired number of new stores.  Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 13.7% of Wakefern’s outstanding stock as of July 28, 2012.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 46 shareholder members operate 294 supermarkets and other retail formats, including 79 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 12.4% of sales in fiscal 2012.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Edison, Carteret, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2012, 2011 and 2010.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $23,406 at July 28, 2012.  The total amount of debt outstanding from all capital pledges to Wakefern is $2,830 at July 28, 2012.  The maximum per store capital contribution increased from $775 to $800 in fiscal 2012, resulting in an additional $622 capital pledge, which was paid in fiscal 2012.

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

TECHNOLOGY

The Company considers automation and information technology important to its operations and competitive position.    Village completed the replacement of its point of sale systems in fiscal 2010 to improve the checkout experience and reduce training costs.  Electronic payment options are offered at all checkout locations.  In recent years, we have upgraded our communication network, which is used for secure, reliable, high speed processing of electronic payments and transmission of data.

The Company’s commitment to advanced point of sale and communication systems enables it to participate in Price Plus, ShopRite’s preferred customer program.  Customers receive electronic discounts by presenting a scannable Price Plus card.  This technology also enables Village to offer continuity programs and focus on target marketing initiatives.

Wakefern and Village have responded to customers increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in eleven store locations with store pick-up and delivery options.

Eighteen stores use self-checkout systems to provide improved customer service, especially during peak periods, and reduce operating costs.   RFID readers are installed in all checkout lanes to enable contactless payment options for customers to quicken checkout times.

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

Village seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.  Most stores utilize computerized energy management systems.  The Company installed solar panels on the roof of one store in 2010 and a second store in 2012, reducing both carbon emissions and energy costs.  Certain in-store department records are computerized, including the records of all pharmacy departments.  In all stores, meat, seafood, delicatessen, and bakery prices are maintained on computer for automatic weighing and pricing.

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

COMPETITION

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card also strengthens customer loyalty.

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Wegmans, Whole Foods, Costco, BJ’s, Giant, Safeway and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2012, the Company employed approximately 5,800 persons with approximately 75% working part-time.  Approximately 93% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between June 2011 and June 2016.  Approximately 28% of our associates are represented by unions whose contracts have already expired or expire within one year.  Most of the Company’s competitors are similarly unionized.

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

REPLACEMENT STORES

The Company is currently planning the construction of two replacement stores.  If we are unable to open these replacement stores before existing store lease expirations and we are unable to execute lease extensions, we may be adversely impacted by any potential time period between the closure of our existing stores and the opening of the replacement stores.  If we execute lease extensions on the existing stores, terms may be unfavorable and we may incur charges for rental obligations for periods after store closure.

MULTI-EMPLOYER PENSION PLANS

The Company is required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements.  Pension expense for these plans is recognized as contributions are funded.  Benefits generally are based on a fixed amount for each year of service.   Based on the most recent information available to us, certain of these multi-employer plans are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules.  The failure of a withdrawing employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors. See Note 8 to the Consolidated Financial Statements for more information relating to our participation in multi-employer pension plans.

On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011.  The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators.  Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in fiscal 2012.  Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal.  Such liabilities could be material to the Company’s consolidated financial statements.

CURRENT ECONOMIC CONDITIONS

During fiscal 2012 and 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Our sales and results of operations may be adversely affected if the above trends continue. Also, the Company estimates that product prices overall experienced inflation in fiscal 2012 and in the second half of 2011.

TAXES

The Company’s effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in Note 5 to the Consolidated Financial Statements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 28, 2012, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining twenty four supermarkets (containing 1,309,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining eight are freestanding stores.  In addition to the above, on July 30, 2009 the Company purchased the land and building of the old Washington store, which is currently available for sale.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 28, 2012 was approximately $15,533.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES  OF EQUITY SECURITIES
Stock Price and Dividend Information

The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ Global Select Market under the symbol “VLGEA.” The table below sets forth the high and low last reported sales price for the fiscal quarter indicated.

	High	Low
2012
4th Quarter	$36.20	$24.29
3rd Quarter	33.69	27.09
2nd Quarter	31.93	28.02
1st Quarter	29.42	21.68

2011
4th Quarter	28.74	24.63
3rd Quarter	31.74	26.97
2nd Quarter	33.60	28.85
1st Quarter	30.46	25.93

As of October 1, 2012, there were approximately 750 holders of Class A common stock.

During fiscal 2012, the Company declared cash dividends of $0.85 per Class A common share and $0.5525 per Class B common share.

During fiscal 2011, Village paid cash dividends of $19,086. Dividends in fiscal 2011 consist of $1.70 per Class A common share and $1.105 per Class B common share. These amounts include $14,005 of special dividends paid in December 2010, comprised of $1.25 per Class A common share and $0.8125 per Class B common share.

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Class A stock against the cumulative total return of the S&P 500 Composite Stock Index and the NASDAQ Retail Trade index for the Company’s last five fiscal years.

	July-07	July-08	July-09	July-10	July-11	July-12

Village Super Market, Inc.	$100	$98	$138	$134	$140	$189
S&P 500	$100	$89	$71	$81	$97	$106
NASDAQ Retail Trade	$100	$89	$90	$115	$173	$197

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands except per share and square feet data)

Fiscal 2010 contains 53 weeks. All other fiscal years contain 52 weeks.

For year	2012	2011	2010	2009	2008
Sales	$1,422,243	$1,298,928	$1,261,825	$1,208,097	$1,127,762
Net income	31,445	20,982	25,381	27,255	22,543
Net income as a % of sales	2.21%	1.62%	2.01%	2.26%	2.00%
Net income per share:
Class A common stock:
Basic	$2.74	$1.86	$2.28	$2.46	$2.04
Diluted	2.28	1.54	1.88	2.02	1.67
Class B common stock:
Basic	1.78	1.21	1.48	1.60	1.33
Diluted	1.77	1.21	1.47	1.59	1.33
Cash dividends per share
Class A	0.850	1.700	0.970	0.765	1.910
Class B	0.553	1.105	0.631	0.498	1.240

At year-end
Total assets	$409,538	$386,190	$357,129	$338,810	$305,380
Long-term debt	43,149	43,147	41,831	32,581	27,498
Working capital	71,672	44,448	41,201	30,856	8,871
Shareholders’ equity	230,311	208,157	205,775	187,398	171,031
Book value per share	16.74	15.22	15.35	14.03	12.90

Other data
Same store sales increase (decrease)	4.9%	4.0%	(0.7)%	4.8%	2.5%
Total square feet	1,644,000	1,604,000	1,483,000	1,462,000	1,394,000
Average total sq. ft. per store	57,000	57,000	57,000	56,000	56,000
Selling square feet	1,295,000	1,264,000	1,171,000	1,155,000	1,103,000
Sales per average square foot of selling space (1)	$1,112	$1,109	$1,085	$1,070	$1,068
Number of stores	29	28	26	26	25
Sales per average number of stores (1)	$49,903	$49,959	$48,532	$47,376	$46,990
Capital expenditures and acquisitions	20,852	19,941	20,204	26,625	28,398

(1)Amounts for the year ended July 30, 2011 exclude results of the two stores acquired in Maryland in July 2011.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2012
Sales	$342,737	$362,638	$347,009	$369,859	$1,422,243
Gross profit	92,876	99,504	95,248	101,199	388,827
Net income	6,736	9,147	6,543	9,019	31,445
Net income per share:
Class A common stock:
Basic	0.59	0.80	0.57	0.78	2.74
Diluted	0.49	0.66	0.47	0.65	2.28
Class B common stock:
Basic	0.38	0.52	0.37	0.51	1.78
Diluted	0.38	0.52	0.37	0.51	1.77

2011
Sales	$307,397	$329,917	$316,594	$345,020	$1,298,928
Gross profit	80,927	88,641	86,418	94,173	350,159
Net income	3,934	6,616	1,668	8,764	20,982
Net income per share:
Class A common stock:
Basic	0.35	0.59	0.15	0.77	1.86
Diluted	0.29	0.49	0.12	0.64	1.54
Class B common stock:
Basic	0.23	0.38	0.10	0.50	1.21
Diluted	0.23	0.38	0.09	0.49	1.21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Dollars in thousands except per share and per square foot data)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania. On January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, New Jersey (40,000 sq. ft.) for $3,250 plus inventory and other working capital for $1,116.  On July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring, Maryland (64,000 sq.ft.) and Timonium, Maryland (57,000 sq.ft.) for $6,595 from Super Fresh.  In addition, Village purchased pharmacy inventories at cost. Village began operating pharmacies at these locations on July 7, 2011.  These stores opened as ShopRites on July 28, 2011 after remodeling. Village opened a replacement store in Washington, NJ on February 21, 2010.

Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. This ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

The Company’s stores, five of which are owned, average 57,000 total square feet. Larger store sizes enable Village to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement. During fiscal 2012, sales per store were $49,903 and sales per square foot of selling space were $1,112. Management believes these figures are among the highest in the supermarket industry.

The supermarket industry is highly competitive. The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus card also strengthens customer loyalty.

We consider a variety of indicators to evaluate our performance, such as same store sales, percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

During fiscal 2012 and 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment. Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced inflation in fiscal 2012 and in the second half of fiscal 2011.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2010 contains 53 weeks. The inclusion of the 53rd week in fiscal 2010 had an estimated positive impact on net income of $1,200. Fiscal 2012 and 2011 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 28, 2012	July 30, 2011	July 31, 2010
Sales	100.00%	100.00%	100.00%
Cost of sales	72.66	73.04	72.82
Gross profit	27.34	26.96	27.18
Operating and administrative expense	22.04	22.57	22.25
Depreciation and amortization	1.39	1.43	1.34
Operating income	3.91	2.96	3.59
Interest expense	(0.31)	(0.33)	(0.29)
Interest income	0.18	0.17	0.16
Income before income taxes	3.78	2.80	3.46
Income taxes	1.57	1.18	1.45
Net income	2.21%	1.62%	2.01%

SALES

Sales were $1,422,243 in fiscal 2012, an increase of $123,315, or 9.5% from the prior year.  Sales increased due to the opening of two new stores in Maryland on July 28, 2011, the acquisition of a store in Old Bridge, NJ on January 29, 2012 and a same store sales increase of 4.9%.  Same stores sales increased due to higher sales in seven stores due to store closings by competitors, inflation, increased customer counts, and improved sales in the Washington and Marmora stores, which opened in recent fiscal years.  Although Village experienced inflation in fiscal 2012, there was minimal change in the average transaction size during the year.  As expected, the impact of the competitive store closures that began in the second half of fiscal 2011 and inflation both moderated beginning in the third quarter of fiscal 2012, resulting in a fourth quarter same store sales increase of 1.8%.  Sales continue to be impacted by economic weakness, high gas prices and high unemployment, which has resulted in increased sale item penetration and trading down.  The Company expects same store sales in fiscal 2013 to increase from 2.0% to 4.0%, including the positive impact from the inclusion of the Maryland stores in same stores sales beginning in the first quarter of fiscal 2013.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $1,298,928 in fiscal 2011, an increase of $37,103, or 2.9% from the prior year. The prior year included $21,000 of sales attributable to a 53rd week. Excluding the 53rd week from the prior year, fiscal 2011 sales increased $58,103, or 4.7%. Sales increased due to the opening of the Washington, NJ replacement store on February 21, 2010 and a same store sales increase, excluding the 53rd week in the prior year, of 4.0%. Same store sales increased due to improved sales in the Marmora store, which opened in 2009, higher sales in five stores due to store closings by competitors during fiscal 2011, and a substantial increase in transaction counts. Although Village experienced inflation in the second half of fiscal 2011, there was minimal change in the average transaction size during the year. Sales continued to be impacted by changing consumer behavior, which has resulted in increased sale item penetration and trading down. Same store sales in the fourth quarter of fiscal 2011, excluding the impact of the 53rd week in the prior year, accelerated to an increase of 7.7% as this was the first complete quarter to include all the store closings by competitors.

GROSS PROFIT

Gross profit as a percentage of sales increased .38% in fiscal 2012 compared to the prior year primarily due to increased departmental gross margin percentages (.15%), decreased warehouse assessment charges from Wakefern (.16%) and higher patronage dividends (.11%).  These improvements were partially offset by higher promotional spending (.06%).

Gross profit as a percentage of sales decreased .22% in fiscal 2011 compared to the prior year primarily due to decreased departmental gross margin percentages (.29%), higher promotional spending (.08%), and a LIFO charge in fiscal 2011 compared to a LIFO benefit in the prior year (.06%). These declines were partially offset by decreased warehouse assessment charges from Wakefern (.23%).

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as percentage of sales decreased .53% compared to the prior year due to the prior year including a $7,028 charge for the withdrawal liability from a multi-employer defined benefit plan (.54%).  In addition, fiscal 2012 benefitted from operating leverage from the 4.9% same store sales increase, partially offset by higher operating costs as a percentage of sales for the two new Maryland stores, including store opening costs.

Operating and administrative expense increased .32% as a percentage of sales in fiscal 2011 compared to the prior year primarily due to a $7,028 charge for the withdrawal liability from a multi-employer defined benefit plan (.54%) and pre-opening costs for the Maryland stores (.06%). These increases were partially offset by lower payroll costs (.16%) and operating leverage from the 4.0% same store sales increase.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $19,759, $18,621, and $16,900 in fiscal 2012, 2011, and 2010, respectively. Depreciation and amortization expense increased in fiscal 2012 and 2011 compared to the prior years due to depreciation related to fixed asset additions, including the new stores in Maryland and Old Bridge.

INTEREST EXPENSE

Interest expense was $4,415, $4,280, and $3,660 in fiscal 2012, 2011, and 2010, respectively. Interest expense increased in 2011 compared to the prior year due to an amendment of a store lease near the end of fiscal 2010 being treated as a capital lease.

INTEREST INCOME

Interest income was $2,571, $2,207, and $2,020 in fiscal 2012, 2011, and 2010, respectively. Interest income increased in fiscal 2012 and 2011 compared to the prior years due to higher amounts invested.

INCOME TAXES

The Company’s effective income tax rate was 41.5%, 42.1%, and 41.8% in fiscal 2012, 2011, and 2010, respectively.

NET INCOME

Net income was $31,445 in fiscal 2012 compared to $20,982 in the prior year.  Excluding a $4,241 (net of tax) charge for the withdrawal liability from a multi-employer pension plan in the prior year, net income increased 25%.  Net income increased primarily due to improved same store sales and increased gross profit percentages.  Net income increased despite losses in the two new Maryland stores as sales in Maryland are lower than expected and we continue to build market share and brand awareness.

Net income in fiscal 2011 was $20,982, a decrease of 17% from the prior year. Net income decreased primarily due to a $4,241 (net of tax) charge for a withdrawal liability from a multi-employer pension plan in fiscal 2011 and the prior year including a $1,200 estimated positive impact of the 53rd week.  Excluding these two items, net income increased 4%, due to improved same store sales.

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

IMPAIRMENT

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups held for use to their carrying value.

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. Since the Company’s stock is not widely traded, management utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 28, 2012. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend” (see Note 3). This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The amount of patronage dividends receivable based on these estimates were $10,774 and $9,018 at July 28, 2012 and July 30, 2011, respectively.

PENSION PLANS

The determination of the Company’s obligation and expense for Company-sponsored pension plans is dependent, in part, on Village’s selection of assumptions used by actuaries in calculating those amounts. These assumptions are described in Note 8 and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increase in compensation costs. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company’s assumptions may materially affect cash flows, pension obligations and future expense.

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 28, 2012 was to match the plans cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.59% at July 28, 2012 compared to 4.99% at July 30, 2011. The 1.40% decrease in the discount rate, and a change in the mortality table utilized, increased the projected benefit obligation at July 28, 2012 by approximately $8,302. Village evaluated the expected long-term rate of return on plan assets of 7.5% and the expected increase in compensation costs of 4 to 4.5% and concluded no changes in these assumptions were necessary in estimating pension plan obligations and expense.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benfit obligation decrease (increase)	Expense decrease (increase)
Discount rate	+ / - 1.0%	$5,983 $(7,368)	$35 $(43)
Expected return on assets	+ / - 1.0%	—	$338 $(338)

Village contributed $3,227 and $3,115 in fiscal 2012 and 2011, respectively, to these Company-sponsored pension plans. Village expects to contribute $3,000 in fiscal 2013 to these plans. The 2012, 2011 and expected 2013 contributions are substantially all voluntary contributions.

The Company also contributes to several multi-employer pension plans based on obligations arising from collective bargaining agreements.  These plans provide retirement benefits to participants based on their service to contributing employers.  We recognize expense in connection with these plans as contributions are funded.

On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011.  The Fund is a multi- employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators. Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit.

The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in fiscal 2012. Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal. Such liabilities could be material to the Company’s consolidated financial statements.

SHARE-BASED EMPLOYEE COMPENSATION

All share-based payments to employees are recognized in the financial statements as compensation expense based on the fair market value on the date of grant. Village determines the fair market value of stock option awards using the Black-Scholes option pricing model. This option pricing model incorporates certain assumptions, such as a risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

UNCERTAIN TAX POSITIONS

The Company is subject to periodic audits by various taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and the allocation of income to various tax jurisdictions. Accounting for these uncertain tax positions requires significant management judgment. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $43,432 in fiscal 2012 compared to $64,144 in the corresponding period of the prior year.  This decrease is primarily attributable to settlement of a $7,028 pension withdrawal liability in fiscal 2012, a decrease in payables in the current fiscal year as compared to an increase in the prior fiscal year, and the prior year including a refund of cash the Company had placed in escrow to fund a property acquisition.   These decreases were partially offset by higher net income in the current fiscal year.

During fiscal 2012, Village used cash to fund capital expenditures of $16,729, the acquisition of the Old Bridge ShopRite of $4,123 and dividends of $9,758.  Capital expenditures include remodeling and equipment for the acquired Maryland stores, the installation of solar panels in one store and several small remodels.

Net cash provided by operating activities was $64,144 in fiscal 2011 compared to $35,313 in fiscal 2010. This increase is primarily attributable to an increase in payables in the current fiscal year compared to a decrease in payables in the prior fiscal year. The changes in payable balances outstanding were due to the $7,028 pension withdrawal liability and differences in the timing of payments.

During fiscal 2011, Village used cash to fund capital expenditures of $13,346, dividends of $19,086, the acquisition of the Maryland stores for $6,595 and treasury stock purchases of $2,171. Capital expenditures include the purchase of land for future development, several small remodels, and remodeling and equipment for the acquired Maryland stores.

LIQUIDITY and DEBT

Working capital was $71,672, $44,448, and $41,201 at July 28, 2012, July 30, 2011, and July 31, 2010, respectively. Working capital ratios at the same dates were 1.72, 1.41, and 1.49 to one, respectively. The Company’s working capital needs are reduced since inventory is generally sold before payments to Wakefern and other suppliers are due.

Village has budgeted approximately $20,000 for capital expenditures in fiscal 2013. Planned expenditures include the beginning of construction of two replacement stores and three major remodels. The Company’s primary sources of liquidity in fiscal 2013 are expected to be cash and cash equivalents on hand at July 28, 2012 and operating cash flow generated in fiscal 2013.

At July 28, 2012, the Company had a $20,918 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on August 19, 2013.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.  This loan agreement expires on December 31, 2014. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 28, 2012 or July 30, 2011 under this facility.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 28, 2012, the Company was in compliance with all terms and covenants of the revolving loan agreement. Under the above covenants, Village had approximately $124,534 of net worth available at July 28, 2012 for the payment of dividends.

During fiscal 2012, Village paid cash dividends of $9,758. Dividends in fiscal 2012 consist of $.85 per Class A common share and $.5525 per Class B common share.

During fiscal 2011, Village paid cash dividends of $19,086. Dividends in fiscal 2011 consist of $1.70 per Class A common share and $1.105 per Class B common share. These amounts include $14,005 of special dividends paid in December 2010, comprised of $1.25 per Class A common share and $.8125 per Class B common share.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents significant contractual obligations of the Company at July 28, 2012:

	Payments due by fiscal period
	2013	2014	2015	2016	2017	Thereafter	Total

Capital and financing leases (2)	$4,026	$4,045	$4,284	$4,491	$4,491	$83,963	$105,300
Operating leases (2)	10,956	10,416	10,117	8,823	6,141	48,689	95,142
Notes payable to Related Party	473	615	667	518	446	111	2,830
	$15,455	$15,076	$15,068	$13,832	$11,078	$132,763	$203,272

(1)	In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3).
(2)
The above amounts for capital, financing and operating leases include interest, but do not include certain obligations under these leases for other charges. These charges consisted of the following in fiscal 2012: Real estate taxes - $4,431; common area maintenance - $1,994; insurance - $271; and contingent rentals - $882.

(3)
Pension plan funding requirements are excluded from the above table as estimated contribution amounts for future years are uncertain. Required future contributions will be determined by, among other factors, actual investment performance of plan assets, interest rates required to be used to calculate pension obligations, and changes in legislation. The Company expects to contribute $3,000 in fiscal 2013 to fund Company-sponsored defined benefit pension plans compared to actual contributions of $3,227 in fiscal 2012. The table also excludes contributions under various multi-employer pension plans, which totaled $5,428 in fiscal 2012. As more fully described previously herein, during 2011 Village permanently withdrew from participating in one multi-employer defined benefit plan. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in fiscal 2012.

(4)	The amount of unrecognized tax benefits of $9,682 at July 28, 2012 has been excluded from this table because a reasonable estimate of the timing of future tax settlements cannot be determined.

OUTLOOK

This annual report contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available. Such statements relate to, for example: economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,” “should,” “intend,” “anticipates”, “believes” and similar words or phrases. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

●	We expect same store sales to increase from 2.0% to 4.0% in fiscal 2013, including the positive impact from the inclusion of the Maryland stores in same stores sales.
●
During fiscal 2012 and 2011, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue in fiscal 2013.

●	We expect modest retail price inflation in fiscal 2013.
●	We have budgeted $20,000 for capital expenditures in fiscal 2013. This amount includes the beginning of construction of two replacement stores and three major remodels.
●
On December 28, 2010, the Company paid special dividends of $14,005. The Board of Directors declared these dividends to provide a return to shareholders in 2010, instead of 2011, while tax rates on dividends remained low. This action was taken before the 15% tax rate was extended in December 2010. The Company is currently paying dividends at an annualized rate of $1.00 per Class A share and $0.65 per Class B share.  The Board will reconsider our dividend policy and other methods of providing returns to shareholders in the future based on a variety of factors, including tax rates on dividends and capital gains in effect.

●
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

●	We expect our effective income tax rate in fiscal 2013 to be 41.5% - 42.5%.
●	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.

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

●
Village purchases substantially all of its merchandise from Wakefern. In addition, Wakefern provides the Company with support services in numerous areas including supplies, advertising, liability and property insurance, technology support and other store services. Further, Village receives patronage dividends and other product incentives from Wakefern. Any material change in Wakefern’s method of operation or a termination or material modification of Village’s relationship with Wakefern could have an adverse impact on the conduct of the Company’s business and could involve additional expense for Village. The failure of any Wakefern member to fulfill its obligations to Wakefern or a member’s insolvency or withdrawal from Wakefern could result in increased costs to the Company. Additionally, an adverse change in Wakefern’s results of operations could have an adverse effect on Village’s results of operations.

●
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

●
On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011. The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators. Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in fiscal 2012.  Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal. Such liabilities could be material to the Company’s consolidated financial statements.

●
Certain of the multi-employer plans to which we contribute are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

●
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the accompanying notes to the consolidated financial statements.

RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 28, 2012, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $2,830. The maximum per store investment, which is currently $800, increased by $25 in both fiscal 2012 and 2011, resulting in additional investments of $622 and $648, respectively. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

At July 28, 2012, the Company had a $20,918 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on August 19, 2013.

At July 28, 2012, Village had demand deposits invested at Wakefern in the amount of $82,294. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,227. Both leases contain normal periodic rent increases and options to extend the lease.

Village leases a supermarket from a realty firm partly owned by certain officers of Village. The Company paid rent to this related party of $640, $615, and $595 in fiscal years 2012, 2011, and 2010, respectively. This lease expires in fiscal 2016 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of approximately $801, $764, and $781 in fiscal years 2012, 2011, and 2010, respectively.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation or deflation on its operations, it estimates that product prices overall experienced inflation in fiscal 2012 and 2011, compared to deflation in fiscal 2010. The Company recorded pre-tax LIFO charges of $601 and $412 in fiscal 2012 and 2011, respectively, compared to a pre-tax LIFO benefit of $418 in fiscal 2010. The Company calculates LIFO based on CPI indices published by the Department of Labor, which indicated weighted-average CPI changes of 2.1%, 1.3%, and (1.3%) in fiscal 2012, 2011, and 2010, respectively.

MARKET RISK

At July 28, 2012, the Company had demand deposits of $82,294 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At July 28, 2012 the Company had a $20,918 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on August 19, 2013.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	July 28, 2012	July 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$103,103	$91,362
Merchandise inventories	40,599	38,547
Patronage dividend receivable	10,774	9,018
Other current assets	17,102	13,407

Total current assets	171,578	152,334

Note receivable from Wakefern	20,918	19,512
Property, equipment and fixtures, net	172,420	174,530
Investment in Wakefern	23,406	22,461
Goodwill	12,057	10,605
Other assets	9,159	6,748

Total assets	$409,538	$386,190

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$-	$-
Notes payable to Wakefern	473	487
Accounts payable to Wakefern	55,441	55,409
Accounts payable and accrued expenses	16,056	15,017
Accrued wages and benefits	12,802	19,094
Income taxes payable	15,134	17,879

Total current liabilities	99,906	107,886

Long-term Debt
Capital and financing lease obligations	40,792	40,570
Notes payable to Wakefern	2,357	2,577

Total long-term debt	43,149	43,147

Pension liabilities	29,763	21,513
Other liabilities	6,409	5,487

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 7,883 shares at July 28, 2012 and 7,833 shares at July 30, 2011	39,570	35,385
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 6,335 shares at July 28, 2012 and 6,376 shares at July 30, 2011	1,028	1,035
Retained earnings	209,373	187,686
Accumulated other comprehensive loss	(15,474)	(11,142)
Less treasury stock, Class A, at cost (461 shares at July 28, 2012 and 530 shares at July 30, 2011)	(4,186)	(4,807)

Total shareholders’ equity	230,311	208,157

Total liabilities and shareholders' equity	$409,538	$386,190

 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Years ended
	July 28, 2012	July 30, 2011	July 31, 2010

Sales	$1,422,243	$1,298,928	$1,261,825
Cost of sales	1,033,416	948,769	918,900

Gross profit	388,827	350,159	342,925

Operating and administrative expense	313,516	293,222	280,767
Depreciation and amortization	19,759	18,621	16,900

Operating income	55,552	38,316	45,258

Interest expense	(4,415)	(4,280)	(3,660)
Interest income	2,571	2,207	2,020

Income before income taxes	53,708	36,243	43,618
Income taxes	22,263	15,261	18,237

Net income	$31,445	$20,982	$25,381

Net income per share:
Class A common stock:
Basic	$2.74	$1.86	$2.28
Diluted	$2.28	$1.54	$1.88

Class B common stock:
Basic	$1.78	$1.21	$1.48
Diluted	$1.77	$1.21	$1.47

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
 (in thousands)

Years ended July 28, 2012, July 30, 2011 and July 31, 2010

						Accumulated
						other			Total
	Class A Common Stock		Class B Common Stock		Retained	comprehensive	Treasury Stock Class A		shareholders'
	Shares Issued	Amount	Shares Issued	Amount	Earnings	income (loss)	Shares	Amount	equity
Balance, July 25, 2009	7,538	$28,982	6,376	$1,035	$171,229	$(10,535)	555	$(3,313)	$187,398
Net income	-	-	-	-	25,381	-	-	-	25,381
Recognition of pension actuarial loss, net of tax of $496	-	-	-	-	-	744	-	-	744
Increase in pension liability, net of tax of $420	-	-	-	-	-	(630)	-	-	(630)
Comprehensive income									25,495
Dividends	-	-	-	-	(10,820)	-	-	-	(10,820)
Exercise of stock options	-	236	-	-	-	-	(42)	250	486
Share-based compensation expense	3	2,929	-	-	-	-	-	-	2,929
Excess tax benefits from exercise of stock options and restricted share vesting	-	287	-	-	-	-	-	-	287
Balance, July 31, 2010	7,541	32,434	6,376	1,035	185,790	(10,421)	513	(3,063)	205,775
Net income	-	-	-	-	20,982	-	-	-	20,982
Recognition of pension actuarial loss, net of tax of $660	-	-	-	-	-	991	-	-	991
Increase in pension liability, net of tax of $1,140	-	-	-	-	-	(1,712)	-	-	(1,712)
Comprehensive income									20,261
Dividends	-	-	-	-	(19,086)	-	-	-	(19,086)
Exercise of stock options	-	300	-	-	-	-	(59)	427	727
Treasury stock purchases	-	-	-	-	-	-	76	(2,171)	(2,171)
Share-based compensation expense	292	3,007	-	-	-	-	-	-	3,007
Net tax deficit from exercise of stock options and restricted share vesting	-	(356)	-	-	-	-	-	-	(356)
Balance, July 30, 2011	7,833	35,385	6,376	1,035	187,686	(11,142)	530	(4,807)	208,157
Net income	-	-	-	-	31,445	-	-	-	31,445
Recognition of pension actuarial loss, net of tax of $519	-	-	-	-	-	780	-	-	780
Increase in pension liability, net of tax of $3,429	-	-	-	-	-	(5,112)	-	-	(5,112)
Comprehensive income									27,113
Dividends	-	-	-	-	(9,758)	-	-	-	(9,758)
Exercise of stock options	-	723	-	-	-	-	(69)	630	1,353
Treasury stock purchases	-	-	-	-	-	-	-	(9)	(9)
Share-based compensation expense	9	3,180	-	-	-	-	-	-	3,180
Excess tax benefits from exercise of stock options and restricted share vesting	-	275	-	-	-	-	-	-	275
Conversion of Class B shares to Class A shares	41	7	(41)	(7)	-	-	-	-	-
Balance, July 28, 2012	7,883	$39,570	6,335	$1,028	$209,373	$(15,474)	461	$(4,186)	$230,311

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	July 28, 2012	July 30, 2011	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,445	$20,982	$25,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,759	18,621	16,900
Non-cash share-based compensation	3,180	3,007	2,929
Deferred taxes	1,089	(1,543)	(900)
Provision to value inventories at LIFO	601	412	(418)
Changes in assets and liabilities, net of effects of stores acquired:
Merchandise inventories	(1,423)	(2,703)	(1,565)
Patronage dividend receivable	(1,756)	(260)	(1,312)
Accounts payable to Wakefern	32	8,321	(6,399)
Accounts payable and accrued expenses	643	2,408	(1,949)
Accrued wages and benefits	(6,415)	7,269	344
Income taxes payable	(2,745)	2,268	3,453
Other assets and liabilities	(978)	5,362	(1,151)

Net cash provided by operating activities	43,432	64,144	35,313

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,729)	(13,346)	(20,204)
Maturity of (investment in) note receivable from Wakefern	(1,406)	(1,308)	14,463
Store acquisitions	(4,123)	(6,595)	-

Net cash used in investing activities	(22,258)	(21,249)	(5,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,353	727	486
Excess tax benefit related to share-based compensation	275	703	287
Principal payments of long-term debt	(1,294)	(749)	(5,448)
Dividends	(9,758)	(19,086)	(10,820)
Treasury stock purchases	(9)	(2,171)	—

Net cash used in financing activities	(9,433)	(20,576)	(15,495)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,741	22,319	14,077

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,362	69,043	54,966

CASH AND CASH EQUIVALENTS, END OF YEAR	$103,103	$91,362	$69,043

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,116	$4,280	$3,771
Income taxes	23,076	12,095	15,171

NONCASH SUPPLEMENTAL DISCLOSURES:
Financing and capital lease obligations	$-	$-	$9,638
Investment in Wakefern	945	2,198	590

 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 29 ShopRite supermarkets in New Jersey, eastern Pennsylvania and Maryland. On January 29, 2012, Village acquired store fixtures, leasehold interests and other assets of the ShopRite in Old Bridge, NJ for $3,250 plus inventory and other working capital for $1,116.  In July 2011, Village acquired the store fixtures, leases and other assets of two locations in Maryland for $6,595 from SuperFresh.  These stores opened as ShopRites on July 28, 2011 after remodeling. The Company is a member of Wakefern Food Corporation (“Wakefern”), the largest retailer-owned food cooperative in the United States.

Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2010 contains 53 weeks. Fiscal 2012 and 2011 contain 52 weeks.

Reclassifications

Certain amounts have been reclassified in the fiscal 2011 consolidated balance sheet to conform to the fiscal 2012 presentation.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Merchandise sales are recognized at the point of sale to the customer. Sales tax is excluded from revenue. Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as the products are sold.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Included in cash and cash equivalents at July 28, 2012 and July 30, 2011 are $82,294 and $74,231, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,842 and $14,241 higher than reported in fiscal 2012 and 2011, respectively. All other inventories are stated at the lower of FIFO cost or market.

Vendor allowances and rebates

The Company receives vendor allowances and rebates, including the patronage dividend and amounts received as a pass through from Wakefern, related to the Company’s buying and merchandising activities. Vendor allowances and rebates are recognized as a reduction in cost of sales when the related merchandise is sold or when the required contractual terms are completed.

Property, equipment and fixtures

Property, equipment and fixtures are recorded at cost. Interest cost incurred to finance construction is capitalized as part of the cost of the asset. Maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis over estimated useful lives of thirty years for buildings, ten years for store fixtures and equipment, and three years for vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the estimated useful lives of the related assets.

When assets are sold or retired, their cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the consolidated financial statements.

Investments

The Company’s investments in its principal supplier, Wakefern, and a Wakefern affiliate, Insure-Rite, Ltd., are stated at cost (see Note 3). Village evaluates its investments in Wakefern and Insure-Rite, Ltd. for impairment through consideration of previous, current and projected levels of profit of those entities.

The Company’s 20%-50% investments in certain real estate partnerships are accounted for under the equity method. One of these partnerships is a variable interest entity which does not require consolidation as Village is not the primary beneficiary (see Note 6).

Store opening and closing costs

All store opening costs are expensed as incurred. The Company records a liability for the future minimum lease payments and related costs for closed stores from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting, discounted using a risk-adjusted interest rate.

Leases

Leases that meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight- line basis over the shorter of the related lease terms or the estimated useful lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to effect constant rates of interest over the terms of the leases. Leases that do not qualify as capital leases are classified as operating leases. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

For leases in which the Company is involved with the construction of the store, if Village concludes that it has substantively all of the risks of ownership during construction of the leased property and therefore is deemed the owner of the project for accounting purposes, an asset and related financing obligation are recorded for the costs paid by the landlord. Once construction is complete, the Company considers the requirements for sale-leaseback treatment. If the arrangement does not qualify for sale- leaseback treatment, the Company amortizes the financing obligation and depreciates the building over the lease term.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $10,952, $9,294, and $8,972 in fiscal 2012, 2011, and 2010, respectively.

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

The Company recognizes a tax benefit for uncertain tax positions if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority having full knowledge of all relevant information.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, pension accounting assumptions, share-based compensation assumptions, accounting for uncertain tax positions, accounting for contingencies and the impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Fair value

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy range from Level 1 having the highest priority to Level 3 having the lowest.

Cash and cash equivalents, patronage dividends receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments. The carrying values of the Company’s notes receivable from Wakefern and short and long-term notes payable approximate their fair value based on the current rates available to the Company for similar instruments. As the Company’s investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company’s cost, it is not practicable to estimate the fair value of such investments.

Long-lived assets

The Company reviews long-lived assets, such as property, equipment and fixtures on an individual store basis for impairment when circumstances indicate the carrying amount of an asset group may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived assets to their carrying value.

Goodwill

Goodwill is tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Village operates as a single reporting unit for purposes of evaluating goodwill for impairment and primarily considers earnings multiples and other valuation techniques to measure fair value, in addition to the value of the Company’s stock, as its stock is not widely traded.

During fiscal 2012, the Company recorded additional goodwill related to the aquisition of the ShopRite in Old Bridge, NJ of $1,452, all of which is deductible for tax purposes.

Net income per share

The Company has two classes of common stock. Class A common stock is entitled to cash dividends as declared 54% greater than those paid on Class B common stock. Shares of Class B common stock are convertible on a share-for-share basis for Class A common stock at any time.

The Company utilizes the two-class method of computing and presenting net income per share. The two-class method is an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Under the two-class method, Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than Class B common stock, in accordance with the classes respective dividend rights. Unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method.

Diluted net income per share for Class A common stock is calculated utilizing the if-converted method, which assumes the conversion of all shares of Class B common stock to Class A common stock on a share-for- share basis, as this method is more dilutive than the two-class method. Diluted net income per share for Class B common stock does not assume conversion of Class B common stock to shares of Class A common stock.

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$19,314	$11,317	$12,752	$7,741	$15,351	$9,435
Conversion of Class B to Class A shares	11,317	-	7,741	-	9,435	-
Effect of share-based compensation on allocated net income	94	(54)	8	(6)	59	(57)
Net income allocated, diluted	$30,725	$11,263	$20,501	$7,735	$24,845	$9,378

Denominator:
Weighted average shares outstanding, basic	7,045	6,358	6,873	6,376	6,740	6,376
Conversion of Class B to Class A shares	6,358	-	6,376	-	6,376	-
Dilutive effect of share-based compensation	81	-	106	-	119	-
Weighted average shares outstanding, diluted	13,484	6,358	13,355	6,376	13,235	6,376

Net income per share is as follows:

	2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B

Basic	$2.74	$1.78	$1.86	$1.21	$2.28	$1.48
Diluted	$2.28	$1.77	$1.54	$1.21	$1.88	$1.47

Outstanding stock options to purchase Class A shares of 222, 246, and 36 were excluded from the calculation of diluted net income per share at July 28, 2012, July 30, 2011, and July 31, 2010, respectively, as a result of their anti-dilutive effect. In addition, 299, 292, and 256 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 28, 2012, July 30, 2011, and July 31, 2010, respectively, due to their anti-dilutive effect.

Share-based compensation

All share-based payments to employees are recognized in the financial statements as compensation costs based on the fair market value on the date of the grant.

Benefit plans

The Company recognizes the funded status of its Company sponsored retirement plans on the consolidated balance sheet. Actuarial gains or losses, prior service costs or credits and transition obligations not previously recognized are recorded as a component of Accumulated Other Comprehensive Income (Loss).

The Company also contributes to several multi-employer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees.  Pension expense for these plans is recognized as contributions are made.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 28, 2012	July 30, 2011
Land and buildings	$78,946	$78,385
Store fixtures and equipment	178,589	165,687
Leasehold improvements	79,429	76,295
Leased property under capital leases	21,686	21,686
Construction in progress	4,053	4,094
Vehicles	2,342	1,981

Total property, equipment and fixtures	365,045	348,128
Accumulated depreciation	(188,722)	(170,415)
Accumulated amortization of property under capital leases	(3,903)	(3,183)

Property, equipment and fixtures, net	$172,420	$174,530

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 13.7% of the outstanding shares of Wakefern at July 28, 2012. The investment is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2012, 2011, and 2010. The Company also has an investment of approximately 7.7% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 28, 2012, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $2,830. Installment payments are due as follows:  2013 - $473; 2014 - $615; 2015 - $667; 2016 - $518; 2017 - $446; and thereafter - $111. The maximum per store investment, which is currently $800, increased by $25 in both fiscal 2012 and 2011, resulting in additional investments of $622 and $648, respectively. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. Wakefern distributes as a “patronage dividend” to each member a share of substantially all of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Patronage dividends and other vendor allowances and rebates amounted to $23,953, $17,724, and $18,913, in fiscal 2012, 2011, and 2010, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Village incurred charges of $27,991, $23,453, and $23,559, from Wakefern in fiscal 2012, 2011 and 2010, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

At July 28, 2012, the Company had a $20,918 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on August 19, 2013.

At July 28, 2012, the Company had demand deposits invested at Wakefern in the amount of $82,294. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $2,571, $2,207, and $2,020, in fiscal 2012, 2011, and 2010, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.   This loan agreement expires on December 31, 2014.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 28, 2012 or July 30, 2011 under this facility.

The revolving loan agreement provides for up to $3,000 of letters of credit ($318 outstanding at July 28, 2012), which secure obligations for self-insured workers’ compensation claims and construction performance guarantees to municipalities.

This loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 28, 2012, the Company was in compliance with all covenants of the revolving loan agreement. Under the above covenants, Village had approximately $124,534 of net worth available at July 28, 2012 for the payment of dividends.

NOTE 5 — INCOME TAXES

The components of the provision for income taxes are:

	2012	2011	2010
Federal:
Current	$16,009	$12,539	$14,995
Deferred	931	(952)	(977)

State:
Current	5,165	4,265	4,142
Deferred	158	(591)	77

	$22,263	$15,261	$18,237

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	July 28, 2012	July 30, 2011	July 31, 2010
Deferred tax assets:
Leasing activities	$4,893	$4,261	$3,565
Federal benefit of uncertain tax positions	6,681	5,514	4,474
Compensation related costs	4,344	5,922	3,902
Pension costs	10,316	7,429	6,947
Other	1,656	1,062	1,030

Total deferred tax assets	27,890	24,188	19,918

Deferred tax liabilities:
Tax over book depreciation	17,826	16,651	14,511
Patronage dividend receivable	4,392	3,656	3,550
Investment in partnerships	950	950	950
Other	163	170	170

Total deferred tax liabilities	23,331	21,427	19,181

Net deferred tax asset	$4,559	$2,761	$737

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 28, 2012 and July 30, 2011:

	2012	2011
Other current assets	$4,154	$3,583
Other assets	1,644	-
Accounts payable and accrued expenses	(714)	(545)
Other liabilities	(525)	(277)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 28, 2012 and July 30, 2011.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.4	6.6	6.3
Other	0.1	0.5	0.5

Effective income tax rate	41.5%	42.1%	41.8%

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011
Balance at beginning of year	$12,476	$10,249
Additions based on tax positions related to the current year	2,419	2,227

Balance at end of year	$14,895	$12,476

Unrecognized tax benefits at July 28, 2012 and July 30, 2011 include tax positions of $9,682 and $8,109 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized $1,008, $817, and $696 related to interest and penalties on income taxes in fiscal 2012, 2011, and 2010, respectively. The amount of accrued interest and penalties included in the consolidated balance sheet was $4,609 and $3,601 at July 28, 2012 and July 30, 2011, respectively.

The state of New Jersey audited the Company’s tax returns for fiscal 2002 through 2005 and has assessed two separate tax deficiencies related to nexus and the deductibility of certain payments between subsidiaries. The Company contested both these assessments through the state’s conference and appeals process. During fiscal 2011, Village received two determinations that the Company’s protests were denied. The Company has filed two complaints in Tax Court against the New Jersey Division of Taxation contesting these decisions. In addition, during fiscal 2012 the state of New Jersey audited the Company’s tax returns for fiscal 2006 through 2009 and has assessed a tax deficiency related to the same issue as above. The Company is currently contesting this assessment through the state’s conference and appeals process.  The ultimate resolution of these matters could significantly increase or decrease the total amount of the Company’s unrecognized tax benefits. An examination of the Company’s fiscal 2009 federal tax return was completed in fiscal 2011 with no change.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased twenty-four stores at July 28, 2012, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

Most of the Company’s leases contain renewal options at increased rents of five years each. These options enable Village to retain the use of facilities in desirable operating areas. Management expects that in the normal course of business, most leases will be renewed or replaced by other leases. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts.

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 28, 2012:

	Capital and financing leases	Operating Leases
2013	$4,026	$10,956
2014	4,045	10,416
2015	4,284	10,117
2016	4,491	8,823
2017	4,491	6,141
Thereafter	83,963	48,689
Minimum lease payments	105,300	$95,142
Less amount representing interest	64,508

Present value of minimum lease payments	40,792

Less current portion	-
	$40,792

The following schedule shows the composition of total rental expense for the following years:

	2012	2011	2010
Minimum rentals	$10,625	$8,625	$8,269
Contingent rentals	882	881	933

	$11,507	$9,506	$9,202

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $640, $615, and $595 in fiscal 2012, 2011, and 2010, respectively. This lease expires in fiscal 2016 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $801, $764, and $781 in fiscal 2012, 2011, and 2010, respectively.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnerships profits and losses.

The Company leases the Galloway and Vineland stores from Wakefern under sublease agreements which provide for combined annual rent of $1,227. Both leases contain normal periodic rent increases and options to extend the lease.

NOTE 7 — SHAREHOLDERS’ EQUITY

The Company has two classes of common stock. Class A common stock is entitled to one vote per share and to cash dividends as declared 54% greater than those paid on Class B common stock. Class B common stock is entitled to 10 votes per share. Class A and Class B common stock share equally on a per share basis in any distributions in liquidation. Shares of Class B common stock are convertible on a share-for-share basis for Class A common stock at any time. Class B common stock is not transferable except to another holder of Class B common stock or by will or under the laws of intestacy or pursuant to a resolution of the Board of Directors of the Company approving the transfer. As a result of this voting structure, the holders of the Class B common stock control greater than 50% of the total voting power of the shareholders of the Company and control the election of the Board of Directors.

The Company has authorized 10,000 shares of preferred stock. No shares have been issued. The Board of Directors is authorized to designate series, preferences, powers and participations of any preferred stock issued.

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,180, $3,007, and $2,929 in fiscal 2012, 2011, and 2010, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,126, $1,001, and $1,042 in fiscal 2012, 2011, and 2010, respectively.

The 1997 Incentive and Non-Statutory Stock Option Plan (the “1997 Plan”) provided for the granting of options to purchase up to 1,000 shares of the Company’s Class A common stock by officers, employees and directors of the Company as designated by the Board of Directors. The Plan requires incentive stock options to be granted at exercise prices equal to the  fair value of Village’s stock at the date of grant (110% if the optionee holds more than 10% of the voting stock of the Company), while nonqualified options may be granted at an exercise price less than fair value. All options granted under this plan were at fair value, vest over a one-year service period and are exercisable up to ten years from the date of grant. There are no shares remaining for future grants under the 1997 Plan.

The Village Super Market, Inc. 2004 Stock Plan (the “2004 Plan”) provides for awards of incentive and nonqualified stock options and restricted stock. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2004 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards are primarily granted at the fair value of the Company’s stock at the date of grant, cliff vest three years from the grant date and are exercisable up to ten years from the date of grant. Restricted stock awards primarily cliff vest three years from the grant date. There are no shares remaining for future grants under the 2004 Plan.

On December 17, 2010, the shareholder’s of the Company approved the Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) under which awards of incentive and non qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date. Restricted stock awards primarily cliff vest three years from the date of grant.

The following table summarizes option activity under all plans for the following years:

	2012		2011		2010
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	555	$23.34	404	$19.56	417	$18.21
Granted	-	-	218	27.51	29	27.43
Exercised	(69)	19.50	(59)	12.32	(42)	11.64
Forfeited	(12)	18.40	(8)	27.58	-	-

Outstanding at end of year	474	$24.03	555	$23.34	404	$19.56

Options exercisable at end of year	234	$20.48	297	$19.82	177	$11.69

As of July 28, 2012, the weighted-average remaining contractual term of options outstanding and options exercisable was 6.7 years and 4.8 years, respectively. As of July 28, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $5,161 and $3,385, respectively. The weighted-average grant date fair value of options granted was $5.78 and $5.18 per share in fiscal 2011 and 2010, respectively. The total intrinsic value of options exercised was $685, $1,009, and $671 in fiscal 2012, 2011, and 2010, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

	2011	2010
Expected life (years)	5.0	5.0
Expected volatility	32.2%	28.0%
Expected dividend yield	3.6%	3.5%
Risk-free interest rate	2.0%	2.5%

The following table summarizes restricted stock activity under the 2004 and 2010 Plans for fiscal 2012, 2011, and 2010:

	2012		2011		2010
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Nonvested at beginning of year	293	$27.56	257	$25.65	267	$25.61
Granted	9	29.46	292	27.55	3	27.58
Vested	(3)	32.25	(256)	25.64	(13)	25.25
Forfeited	-	-	-	-	-	-

Nonvested at end of year	299	$27.57	293	$27.56	257	$25.65

The total fair value of restricted shares vested during fiscal 2012, 2011, and 2010 was $89, $7,328, and $371, respectively.  As of July 28, 2012, there was $5,183 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Cash received from option exercises under all share-based compensation arrangements was $1,353, $727, and $486 in fiscal 2012, 2011, and 2010, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $280, $385, and $287 in fiscal 2012, 2011, and 2010, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2012	2011	2010
Per share:
Class A common stock	$0.850	$1.700	$0.970
Class B common stock	0.553	1.105	0.631

Aggregate:
Class A common stock	$6,247	$12,040	$6,795
Class B common stock	3,511	7,046	4,025

	$9,758	$19,086	$10,820

Dividends paid in fiscal 2011 include special dividends totaling $14,005 paid in the second quarter, comprised of $1.25 per Class A common share and $.8125 per Class B common share.

NOTE 8 — PENSION PLANS

Company-Sponsored Pension Plans

The Company sponsors four defined benefit pension plans. Two are tax-qualified plans covering members of unions. Benefits under these two plans are based on a fixed amount for each year of service. One is a tax-qualified plan covering nonunion associates. Benefits under this plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The fourth plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives. The Company uses its fiscal year-end date as the measurement date for these plans.

Net periodic pension cost for the four plans include the following components:

	2012	2011	2010
Service cost	$2,694	$2,903	$2,390
Interest cost on projected benefit obligation	2,701	2,575	2,309
Expected return on plan assets	(2,538)	(2,067)	(1,720)
Amortization of gains and losses	1,371	1,709	1,231
Amortization of prior service costs	8	8	8

Net periodic pension cost	$4,236	$5,128	$4,218

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2012	2011
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$55,480	$45,855
Service cost	2,694	2,903
Interest cost	2,701	2,575
Benefits paid	(1,023)	(584)
Actuarial loss	7,327	4,731
Benefit obligation at end of year	$67,179	$55,480

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$33,967	$27,556
Actual return on plan assets	1,245	3,880
Employer contributions	3,227	3,115
Benefits paid	(1,023)	(584)
Fair value of plan assets at end of year	37,416	33,967

Funded status at end of year	$(29,763)	$(21,513)

Amounts recognized in the consolidated balance sheets:
Pension liabilities	$(29,763)	$(21,513)
Accumulated other comprehensive loss, net of income taxes	(15,474)	(11,142)

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$25,783	$18,533
Prior service cost	8	16
	$25,791	$18,549

The Company expects approximately $2,118 of the net actuarial loss and $8 of the prior service cost to be recognized as a component of net periodic benefit costs in fiscal 2013.

The accumulated benefit obligations of the four plans were $55,873 and $43,181 at July 28, 2012 and July 30, 2011, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2012	2011
Projected benefit obligation	$67,179	$14,202
Accumulated benefit obligation	55,873	14,202
Fair value of plan assets	37,416	2,770

Assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2012	2011	2010
Assumed discount rate — net periodic pension cost	4.99%	5.19%	5.87%
Assumed discount rate — benefit obligation	3.59%	4.99%	5.19%
Assumed rate of increase in compensation levels	4 - 4.5%	4 - 4.5%	4 - 4.5%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. The Company’s overall investment strategy is to maintain a broadly diversified portfolio of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary funds for ongoing benefit obligations. Expected rates of return on plan assets are developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the trusts, resulting in a weighted-average rate of return on plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. The target allocations for plan assets are 50-70% equity securities, 25-40% fixed income securities, and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made both directly and through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $804 and $610 at July 28, 2012 and July 30, 2011, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets, all of which are valued on quoted prices in active markets for identical assets (Level 1), were as follows:

	July 28, 2012	July 30, 2011
Asset Category

Cash	$607	$834

Equity securities:
Company stock	804	610
U.S large cap (1)	13,488	11,671
U.S. small/mid cap (2)	5,438	4,823
International (3)	3,697	4,143
Emerging markets (4)	1,010	640

Fixed income securities:
U.S treasuries (5)	7,657	7,382
Mortgage-backed (5)	1,952	1,699
Corporate bonds (5)	2,763	2,165

Total	$37,416	$33,967

(1)  Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.
(2)  Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.
(3)  Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.
(4)  Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.
(5)  Includes directly owned securities and mutual funds.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2013	$729
2014	3,311
2015	999
2016	1,282
2017	1,400
2018-2022	18,655

The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2013.

Multi-Employer Plans

The Company contributes to three multi-employer pension plans under collective bargaining agreements covering union-represented employees.  These plans provide benefits to participants that are generally based on a fixed amount for each year of service.  Based on the most recent information available, certain of these multi-employer plans are underfunded. The amount of any increase or decrease in Village’s required contributions to these multi- employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

●	Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

●
If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2011 and 2010 is for the plan’s year-end at December 31, 2011 and December 31, 2010, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

									Expiration date
		Pension Protection		FIP/RP Status	Contributions for the			Surcharge	of Collective-
	EIN / Pension	Act Zone Status		Pending /	year ended (4)			Imposed	Bargaining
Pension Fund	Plan Number	2011	2010	Implemented	July 28, 2012	July 30, 2011	July 31, 2010	(5)	Agreement

Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	No	$499	$481	$483	No	June 2016
UFCW Local 1262 & Employers Pension Fund (1), (3)	22-6074414-001	Red	Red	Implemented	3,463	3,357	3,165	No	October 2013
UFCW Regional Pension Plan (2)	16-6062287-074	Red	Red	Implemented	1,466	1,447	1,375	No	August 2013

Total Contributions					$5,428	$5,285	$5,023

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2011 and December 31, 2010.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2011 and September 30, 2010.
(3)
This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.  There were no changes to the plan’s zone status as a result of this election.

(4)	The Company’s contributions represent more than 5% of the total contributions received by each applicable pension fund for all periods presented.
(5)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 28, 2012, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011. The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators. Prior to withdrawal in April 2011, Village contributed $644 and $785 to the Fund in fiscal 2011 and 2010, respectively.  Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in fiscal 2012.  Village remains liable for potential additional withdrawal liabilities to the Fund in the event a mass withdrawal, as defined by statute, occurs within two plan years after the plan year of Village’s withdrawal. Such liabilities could be material to the Company’s consolidated financial statements.

Other Postretirement Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $20,062, $18,007 and $17,070 in fiscal 2012, 2011 and 2010, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $331, $309, and $301 in fiscal 2012, 2011, and 2010, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $220, $53 and $0 in fiscal 2012, 2011 and 2010, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES

The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Village Super Market, Inc.:

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 28, 2012 and  July 30, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended July 28, 2012, July 30, 2011 and July 31, 2010. We also have audited Village Super Market, Inc.’s internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Village Super Market, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for the years ended July 28, 2012, July 30, 2011 and July 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Village Super Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP
Short Hills, New Jersey
October 8, 2012

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 28, 2012.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

James Sumas	Kevin R. Begley
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2012 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2012, in connection with its Annual Meeting scheduled to be held on December 14, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2012, in connection with its Annual Meeting scheduled to be held on December 14, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 28, 2012.  All data relates to the Village Super Market, Inc. 1997 Stock Option Plan, 2004 Stock Plan and 2010 Stock Plan as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	473,715	$24.03	862,799
Equity compensation plans not approved by security holders	__	__	___

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2012, in connection with its annual meeting scheduled to be held on December 14, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2012, in connection with its annual meeting scheduled to be held on December 14, 2012.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 29, 2012, in connection with its annual meeting scheduled to be held on December 14, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:

Consolidated Balance Sheets –July 28, 2012 and July 30, 2011
Consolidated Statements of Operations - years ended July 28, 2012, July 30, 2011, and July 31, 2010
Consolidated Statements of Shareholders' Equity and Comprehensive Income – years ended July 28, 2012, July 30, 2011, and July 31, 2010
Consolidated Statements of Cash Flows - years ended July 28, 2012, July 30, 2011, and July 31, 2010
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules:

   All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.

(a)(3)	Exhibits

	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.5	Note Purchase Agreement dated September 16, 1999*
	4.6	Loan Agreement dated September 16, 1999*
	4.7	First Amendment to Loan Agreement*
	4.8	Second Amendment to Loan Agreement*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.3	Voting Agreement dated March 4, 1987*
	10.6	Employment Agreement dated May 28, 2004*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	14	Code of Ethics
	21	Subsidiaries of Registrant
	23	Consent of KPMG LLP
	31.1	Certification
	31.2	Certification
	32.1	Certification (furnished, not filed)
	32.2	Certification (furnished, not filed)

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

VILLAGE SUPER MARKET, INC.

By:	/s/ James Sumas	/s/ Kevin Begley
	James Sumas	Kevin Begley
	Chief Executive Officer and	Chief Financial Officer
Chairman of the Board

Date: October 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 8, 2012	October 8, 2012

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 8, 2012	October 8, 2012

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 8, 2012	October 8, 2012

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 8, 2012	October 8, 2012

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 8, 2012	October 8, 2012

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Chief Financial Officer &	John L. Van Orden, Controller
Director (Principal Financial Officer)	(Principal Accounting Officer)
October 8, 2012	October 8, 2012