Form 10-K/A
period 2012-07-28
VILLAGE SUPER MARKET INC
filed 2012-11-05
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our annual report on Form 10-K for the period ended July 28, 2012, originally filed with the U.S. Securities and Exchange Commission on October 9, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

   All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.

(a)(3)	Exhibits

101 INS		XBRL Instance
101 SCH		XBRL Schema
101 CAL		XBRL Calculations
101 DEF		XBRL Definitions
101 LAB		XBRL Labels
101 PRE		XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VILLAGE SUPER MARKET, INC.

By:	/s/ James Sumas	/s/ Kevin Begley
	James Sumas	Kevin Begley
	Chief Executive Officer and	Chief Financial Officer
Chairman of the Board

Date: November 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
November 5, 2012	November 5, 2012

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
November 5, 2012	November 5, 2012

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
November 5, 2012	November 5, 2012

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
November 5, 2012	November 5, 2012

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
November 5, 2012	November 5, 2012

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Chief Financial Officer &	John L. Van Orden, Controller
Director (Principal Financial Officer)	(Principal Accounting Officer)
November 5, 2012	November 5, 2012