Form 10-Q
period 2012-10-27
VILLAGE SUPER MARKET INC
filed 2012-12-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 27, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes X__     No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer  □                                                                                                                     Accelerated filer   ☒
Non-accelerated filer     □ (Do not check if a smaller reporting company)  Smaller reporting company  □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____    No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 5, 2012

Class A Common Stock, No Par Value	8,684,974 Shares
Class B Common Stock, No Par Value	5,079,881 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Comprehensive Income	4
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	6-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3. Quantitative & Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II
OTHER INFORMATION

Item 6. Exhibits	18
Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	October 27, 2012	July 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$101,999	$103,103
Merchandise inventories	38,374	40,599
Patronage dividend receivable	14,746	10,774
Other current assets	19,697	17,102
Total current assets	174,816	171,578

Note receivable from Wakefern	21,287	20,918
Property, equipment and fixtures, net	173,411	172,420
Investment in Wakefern	24,355	23,406
Goodwill	12,057	12,057
Other assets	10,625	9,159

	$416,551	$409,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$-	$-
Current portion of notes payable to Wakefern	1,439	473
Accounts payable to Wakefern	54,716	55,441
Accounts payable and accrued expenses	24,840	28,858
Income taxes payable	20,922	15,134
Total current liabilities	101,917	99,906

Capital and financing lease obligations	40,849	40,792
Notes payable to Wakefern	2,221	2,357
Other liabilities	37,081	36,172

Commitments and contingencies

Shareholder's Equity
Class A common stock - no par value, issued 9,083 shares at
October 27, 2012 and 7,883 shares at July 28, 2012	40,688	39,570
Class B common stock - no par value, issued and outstanding
5,135 shares at October 27, 2012 and 6,335 shares
at July 28, 2012	834	1,028
Retained earnings	212,238	209,373
Accumulated other comprehensive loss	(15,160)	(15,474)
Less cost of Class A treasury shares (454 at October 27, 2012
and 461 at July 28, 2012)	(4,117)	(4,186)
Total shareholders’ equity	234,483	230,311

	$416,551	$409,538
See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 27, 2012	October 29, 2011

Sales	$358,151	$342,737

Cost of sales	262,514	249,861

Gross profit	95,637	92,876

Operating and administrative expense	80,256	75,901

Depreciation and amortization	4,909	4,773

Operating income	10,472	12,202

Interest expense	(1,074)	(1,184)

Interest income	682	625

Income before income taxes	10,080	11,643

Income taxes	4,225	4,907

Net income	$5,855	$6,736

Net income per share:
Class A common stock:
Basic	$0.52	$0.59
Diluted	$0.42	$0.49

Class B common stock:
Basic	$0.30	$0.38
Diluted	$0.30	$0.38

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands) (Unaudited)

Net income	$5,855	$6,736

Other comprehensive income:
Amortization of pension actuarial loss, net of tax of $217
and $133 for the 13 weeks ended October 27, 2012 and
October 29, 2011, respectively	314	199

Comprehensive income	$6,169	$6,935

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,855	$6,736
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	4,909	4,773
Deferred taxes	(1,665)	(960)
Provision to value inventories at LIFO	150	360
Non-cash share-based compensation	808	797

Changes in assets and liabilities:
Merchandise inventories	2,075	(1,670)
Patronage dividend receivable	(3,972)	(3,362)
Accounts payable to Wakefern	(725)	(2,227)
Accounts payable and accrued expenses	(3,997)	(601)
Income taxes payable	5,788	3,265
Other assets and liabilities	(1,203)	(1,322)
Net cash provided by operating activities	8,023	5,789

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,792)	(6,257)
Investment in notes receivable from Wakefern	(369)	(344)
Net cash used in investing activities	(6,161)	(6,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	131	11
Excess tax benefit related to share-based compensation	52	5
Principal payments of long-term debt	(159)	(100)
Dividends	(2,990)	(1,145)
Net cash used in financing activities	(2,966)	(1,229)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,104)	(2,041)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	103,103	91,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,999	$89,321

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
Interest	$995	$1,184
Income taxes	$50	$2,597
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$949	$269

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.             In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 27, 2012 and the consolidated results of operations, comprehensive income  and cash flows for the thirteen week periods ended October 27, 2012 and October 29, 2011 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2012 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

2.             The results of operations for the period ended October 27, 2012 are not necessarily indicative of the results to be expected for the full year.

3.             At both October 27, 2012 and July 28, 2012, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,992 and  $14,842 higher than reported at October 27, 2012 and July 28, 2012, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 27, 2012
	Class A	Class B
Numerator:
Net income allocated, basic	$3,932	$1,776
Conversion of Class B to Class A shares	1,776	-
Effect of share-based compensation on allocated net income	11	(11)
Net income allocated, diluted	$5,719	$1,765

Denominator:
Weighted average shares outstanding, basic	7,549	5,913
Conversion of Class B to Class A shares	5,913	-
Dilutive effect of share-based compensation	129	-
Weighted average shares outstanding, diluted	13,591	5,913

	13 Weeks Ended
	October 29, 2011
	Class A	Class B
Numerator:
Net income allocated, basic	$4,128	$2,435
Conversion of Class B to Class A shares	2,435	-
Effect of share-based compensation on allocated net income	24	(10)
Net income allocated, diluted	$6,587	$2,425

Denominator:
Weighted average shares outstanding, basic	7,017	6,373
Conversion of Class B to Class A shares	6,373	-
Dilutive effect of share-based compensation	59	-
Weighted average shares outstanding, diluted	13,449	6,373

Outstanding stock options to purchase Class A shares of 418 were excluded from the calculation of diluted net income per share at October 29, 2011 as a result of their anti-dilutive effect. In addition, 299 and 293 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 27, 2012 and October 29, 2011, respectively, due to their anti-dilutive effect.

5.             The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 27, 2012	October 29, 2011

Service cost	$818	$664
Interest cost on projected benefit obligations	618	678
Expected return on plan assets	(694)	(631)
Amortization of gains and losses	529	330
Amortization of prior service costs	2	2

Net periodic pension cost	$1,273	$1,043

As of October 27, 2012, the Company has contributed $71 to its pension plans in fiscal 2013.  The Company expects to contribute an additional $2,929 during the remainder of fiscal 2013 to fund its pension plans.

6.              Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  The storm increased sales in the last week of our first quarter of fiscal 2013 as customers prepared for the storm. However, almost all our stores were closed for periods of time ranging from a few hours to eight days beginning in the first week of our second fiscal quarter.  In most of our trading areas our customers were similarly affected by a loss of power.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption coverage, subject to deductibles.  Village has begun the process of working with our insurers to quantify the damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

7.              On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends will be payable on December 27, 2012 to shareholders of record at the close of business on December 12, 2012.  The Board declared these $15 million of dividends at this time in order to provide a return to our shareholders in 2012 while tax rates on dividends remain low.  The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

The Company operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains. On January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, New Jersey (40,000 sq. ft) for $3,250 plus inventory and other working capital for $1,116.  On July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring, Maryland (64,000 sq.ft.) and Timonium, Maryland (57,000 sq.ft.) for $6,595 from Super Fresh.

The Company’s stores, five of which are owned, average 57,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  The storm increased sales in the last week of our first quarter of fiscal 2013 as customers prepared for the storm. Sales in the second quarter of fiscal 2013 will be negatively impacted by the closure of almost all of our stores for periods of time ranging from a few hours to eight days. However, this impact will be partially offset by improved sales in several stores that reopened quickly and by higher sales in most stores in subsequent weeks as customers restocked after power returned.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption coverage, subject to deductibles.  Village has begun the process of working with our insurers to quantify the damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

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

During fiscal 2012 and the first quarter of fiscal 2013, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced substantial inflation in the first half of fiscal 2012, with only modest inflation in the second half of fiscal 2012 and the first quarter of fiscal 2013.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 27, 2012	October 29, 2011
Sales	100.00%	100.00%
Cost of sales	73.30	72.90
Gross profit	26.70	27.10
Operating and administrative expense	22.41	22.15
Depreciation and amortization	1.37	1.39
Operating income	2.92	3.56
Interest expense	(0.30)	(0.34)
Interest income	0.19	0.18
Income before taxes	2.81	3.40
Income taxes	1.18	1.43
Net income	1.63%	1.97%

Sales.  Sales were $358,151 in the first quarter of fiscal 2013, an increase of 4.5% compared to the first quarter of the prior year.  Sales increased due to the acquisition of a store in Old Bridge, NJ on January 29, 2012 and a same store sales increase of 2.6%.  Same store sales increased due to very high sales in the last week of the quarter as customers prepared for hurricane Sandy and higher sales in the two stores in Maryland, which opened on July 28, 2011 and are now included in same store sales.  Sales continue to be impacted by economic weakness, high gas prices and high unemployment, which has resulted in increased sale item penetration and trading down.  The Company expects same store sales in fiscal 2013 to increase from 1.5% to 3.5%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .40% in the first quarter of fiscal 2013 compared to the first quarter of the prior year due to decreased departmental gross margin percentages (.46%) and increased warehouse assessment charges from Wakefern (.10%).  These decreases were partially offset by higher patronage dividends (.12%) and lower LIFO charges (.06%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .26% in the first quarter of fiscal 2013 compared to the first quarter of the prior year due to higher payroll (.21%) and fringe benefit costs (.30%).  Benefit costs increased due to higher medical and pension expense.  In addition, the first quarter of fiscal 2013 included a charge from the settlement of a dispute with a landlord (.18%) and income from settlement of the national credit card lawsuit (.33%).

 Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2013 compared to the first quarter of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense decreased in the first quarter of fiscal 2013 compared to the first quarter of the prior year due to prior year including interest incurred on a pension withdrawal liability that was paid in fiscal 2012.

Interest Income.  Interest income increased slightly in the first quarter of fiscal 2013 compared to the first quarter of the prior year due to higher amounts invested.

Income Taxes.  The effective income tax rate was 41.9% in the first quarter of fiscal 2013 compared to 42.1% the first quarter of the prior year.

Net Income.  Net income was $5,855 in the first quarter of fiscal 2013, a decrease of 13% from the first quarter of the prior year.  Net income decreased due to lower gross profit percentages and higher operating expenses as a percentage of sales.  Partially offsetting these decreases in net income were substantially greater sales in the last week of the quarter due to hurricane Sandy and reduced losses in the two Maryland stores compared to the first quarter of the prior year, which was the initial quarter of operations.  The Maryland stores sales remain lower than expected as we continue to build market share and brand awareness.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.  As of October 27, 2012, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8,023 in the first quarter of fiscal 2013 compared to $5,789 in the corresponding period of the prior year. This increase is primarily attributable to a decline in merchandise inventories in the current fiscal year compared to an increase in inventories in the prior fiscal year.  During the first quarter of fiscal 2013, Village used cash to fund capital expenditures of $5,792 and dividends of $2,990.  Capital expenditures include substantial remodels of two stores.

Village has budgeted approximately $20,000 for capital expenditures in fiscal 2013.   Planned expenditures include the beginning of construction of two replacement stores and three major remodels.  The Company’s primary sources of liquidity in fiscal 2013 are expected to be cash and cash equivalents on hand at October 27, 2012 and operating cash flow generated in fiscal 2013.

Working capital was $72,899 at October 27, 2012 compared to $71,672 at July 28, 2012. The working capital ratio was 1.7 to 1 at both October 27, 2012 and July 28, 2012. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends will be payable on December 27, 2012 to shareholders of record at the close of business on December 12, 2012.  The Board declared these $15 million of dividends at this time in order to provide a return to our shareholders in 2012 while tax rates on dividends remain low.  The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

                There have been no substantial changes as of October 27, 2012 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012, except for an additional $949 required investment in Wakefern stock.

OUTLOOK

This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  economic conditions; uninsured losses; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,”  “should,” “intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

•	We expect same store sales to increase from 1.5% to 3.5% in fiscal 2013, including the positive impact from the inclusion of the Maryland stores in same stores sales.
•
Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.   Sales in the second quarter of fiscal 2013 will be negatively impacted by the closure of almost all of our stores for periods of time ranging from a few hours to eight days. However, this impact will be partially offset by improved sales in several stores that reopened quickly and by higher sales in most stores in subsequent weeks as customers restocked after power returned.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption coverage, subject to deductibles.  Village has begun the process of working with our insurers to quantify the damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

•
During fiscal 2012 and the first quarter of fiscal 2013, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers are increasingly cooking meals at home, but spending cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue in fiscal 2013.

•	We expect modest retail price inflation in fiscal 2013.
•	We have budgeted $20,000 for capital expenditures in fiscal 2013. This amount includes the beginning of construction of two replacement stores and three major remodels.
•
On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends will be payable on December 27, 2012 to shareholders of record at the close of business on December 12, 2012.  The Board declared these $15 million of dividends at this time in order to provide a return to our shareholders in 2012 while tax rates on dividends remain low.  The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2013 to be 41.5% - 42.5%.
•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.

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

•
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

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.

RELATED PARTY TRANSACTIONS
A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2013 except for an additional required investment in Wakefern common stock of $949.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At October 27, 2012, the Company had demand deposits of $77,749 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 27, 2012, the Company had a $21,287 15-month note receivable due from Wakefern earning a fixed rate of 7%. This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on November 20, 2013.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2013.

PART II - OTHER INFORMATION

Item 6.                      Exhibits

Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification (furnished, not filed)
Exhibit 32.2	Certification (furnished, not filed)
Exhibit 99.1	Press Release dated December 5, 2012

101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 5, 2012	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 5, 2012	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)