Form 10-Q
period 2013-01-26
VILLAGE SUPER MARKET INC
filed 2013-03-06
CIK 103595

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  January 26, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes      □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes     □ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    □ Yes☒ No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

March 5, 2013

Class A Common Stock, No Par Value	8,712,866 Shares
Class B Common Stock, No Par Value	5,079,790 Shares

VILLAGE SUPER MARKET, INC.
INDEX

PART I		PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Comprehensive Income	5

	Consolidated Condensed Statements of Cash Flows.	6

	Notes to Consolidated Condensed Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II

OTHER INFORMATION

Item 6.	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	January 26, 2013	July 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$106,575	$103,103
Merchandise inventories	42,059	40,599
Patronage dividend receivable	4,824	10,774
Other current assets	22,341	17,102
Total current assets	175,799	171,578

Note receivable from Wakefern	21,663	20,918
Property, equipment and fixtures, net	172,771	172,420
Investment in Wakefern	24,355	23,406
Goodwill	12,057	12,057
Other assets	11,541	9,159

	$418,186	$409,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$-	$-
Current portion of notes payable to Wakefern	538	473
Accounts payable to Wakefern	58,179	55,441
Accounts payable and accrued expenses	26,962	28,858
Income taxes payable	21,253	15,134
Total current liabilities	106,932	99,906

Capital and financing lease obligations	40,909	40,792
Notes payable to Wakefern	2,042	2,357
Other liabilities	37,954	36,172

Commitments and contingencies

Shareholder's Equity
Class A common stock - no par value, issued 9,140 shares at January 26, 2013 and 7,883 shares at July 28, 2012	41,918	39,570
Class B common stock - no par value, issued and outstanding 5,080 shares at January 26, 2013 and 6,335 shares at July 28, 2012	825	1,028
Retained earnings	206,332	209,373
Accumulated other comprehensive loss	(14,847)	(15,474)
Less cost of Class A treasury shares 427 at January 26, 2013 and 461 at July 28, 2012)	(3,879)	(4,186)
Total shareholders’ equity	230,349	230,311

	$418,186	$409,538

See accompanying Notes to Consolidated Condensed Financial Statements

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Sales	$382,175	$362,638	$740,326	$705,375

Cost of sales	279,255	263,134	541,768	512,995

Gross profit	102,920	99,504	198,558	192,380

Operating and administrative expense	83,440	78,375	163,696	154,276

Depreciation and amortization	5,033	4,859	9,942	9,632

Operating income	14,447	16,270	24,920	28,472

Income from partnerships	1,450	-	1,450	-

Interest expense	(868)	(1,075)	(1,942)	(2,260)

Interest income	683	626	1,364	1,252

Income before income taxes	15,712	15,821	25,792	27,464

Income taxes	6,608	6,674	10,833	11,581

Net income	$9,104	$9,147	$14,959	$15,883

Net income per share:
Class A common stock:
Basic	$0.76	$0.80	$1.31	$1.39
Diluted	$0.65	$0.66	$1.07	$1.15

Class B common stock:
Basic	$0.49	$0.52	$0.75	$0.90
Diluted	$0.49	$0.52	$0.75	$0.90

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net income	$9,104	$9,147	$14,959	$15,883

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	314	199	627	398

Comprehensive income	$9,418	$9,346	$15,586	$16,281

(1) Amounts are net of tax of $217 and $133 for the 13 weeks ended January 26, 2013 and January 28, 2012, respectively. Amounts are net of tax of $435 and $266 for the 26 weeks ended January 26, 2013 and January 28, 2012, respectively.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Wks. Ended	26 Wks. Ended
	January 26, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,959	$15,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,942	9,632
Deferred taxes	(3,310)	(700)
Provision to value inventories at LIFO	300	560
Non-cash share-based compensation	1,613	1,576
Income from partnerships	(1,450)	-

Changes in assets and liabilities:
Merchandise inventories	(1,760)	(3,862)
Patronage dividend receivable	5,950	4,787
Accounts payable to Wakefern	2,738	195
Accounts payable and accrued expenses	(1,854)	(6,019)
Income taxes payable	6,119	764
Other assets and liabilities	(2,491)	(211)
Net cash provided by operating activities	30,756	22,605

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,077)	(10,059)
Investment in notes receivable from Wakefern	(745)	(694)
Proceeds from partnerships	1,980	-
Net cash used in investing activities	(8,842)	(10,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	598	305
Excess tax benefit related to share-based compensation	241	41
Principal payments of long-term debt	(1,281)	(782)
Dividends	(18,000)	(4,011)
Net cash used in financing activities	(18,442)	(4,447)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,472	7,405

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	103,103	91,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,575	$98,767

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,004	$2,114
Income taxes	$7,785	$11,477
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$949	$269

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

 1.            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 26, 2013 and the consolidated results of operations, comprehensive income and cash flows for the thirteen and twenty-six week periods ended January 26, 2013 and January 28, 2012 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2012 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The results of operations for the periods ended January 26, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

2.            At both January 26, 2013 and July 28, 2012, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,142 and $14,842 higher than reported at January 26, 2013 and July 28, 2012, respectively.

3.            The Company computes net income per share using the two-class method,  an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.  Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than our Class B common stock, in accordance with the classes respective dividend rights.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 26, 2013
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$6,373	$2,503	$10,463	$4,123
Conversion of Class B to Class A shares	2,503	-	4,123	-
Effect of share-based compensation on allocated net income	-	-	-	-
Net income allocated, diluted	$8,876	$2,503	$14,586	$4,123

Denominator:
Weighted average shares outstanding, basic	8,396	5,086	7,972	5,500
Conversion of Class B to Class A shares	5,086	-	5,500	-
Dilutive effect of share-based compensation	108	-	118	-
Weighted average shares outstanding, diluted	13,590	5,086	13,590	5,500

	13 Weeks Ended		26 Weeks Ended
	January 28, 2012
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$5,613	$3,299	$9,741	$5,734
Conversion of Class B to Class A shares	3,299	-	5,734	-
Effect of share-based compensation on allocated net income	27	(18)	51	(28)
Net income allocated, diluted	$8,939	$3,281	$15,526	$5,706

Denominator:
Weighted average shares outstanding, basic	7,030	6,362	7,023	6,367
Conversion of Class B to Class A shares	6,362	-	6,367	-
Dilutive effect of share-based compensation	90	-	75	-
Weighted average shares outstanding, diluted	13,482	6,362	13,465	6,367

Outstanding stock options to purchase Class A shares of 7 and 240 were excluded from the calculation of diluted net income per share at January 26, 2013 and January 28, 2012, respectively, as a result of their anti-dilutive effect.  In addition, 299 and 296 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 26, 2013 and January 28, 2012, respectively, due to their anti-dilutive effect.

4.            The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Service cost	$818	$664	$1,636	$1,328
Interest cost on projected benefit obligations	618	678	1,236	1,356
Expected return on plan assets	(694)	(631)	(1,388)	(1,262)
Amortization of gains and losses	529	330	1,058	660
Amortization of prior service costs	2	2	4	4

Net periodic pension cost	$1,273	$1,043	$2,546	$2,086

As of January 26, 2013, the Company has contributed $131 to its pension plans in fiscal 2013.  The Company expects to contribute an additional $2,869 during the remainder of fiscal 2013 to fund its pension plans.

5.             Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  Almost all our stores were closed for periods of time ranging from a few hours to eight days beginning in the first week of our second fiscal quarter.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles.  Village has begun the process of working with our insurers to recover the estimated damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

6.             On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition, the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends were paid on December 27, 2012 to shareholders of record at the close of business on December 12, 2012.  The Board declared these $15 million of dividends in order to provide a return to our shareholders in 2012 while tax rates on dividends remained low.  The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

7.             In November 2012, the Company received $1,980 in cash distributions from two partnerships.  Income from partnerships in the second quarter and six-month periods of fiscal 2013 of $1,450 represents proceeds received in excess of invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

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

Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  The storm increased sales in the last week of our first quarter of fiscal 2013 as customers prepared for the storm. Sales in the first week of the second quarter of fiscal 2013 were negatively impacted by the closure of almost all of our stores for periods of time ranging from a few hours to eight days. However, this impact was partially offset by improved sales in stores that reopened quickly and by higher sales in most stores in subsequent weeks as customers restocked after their power was restored.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles.  Village has begun the process of working with our insurers to recover the damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

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

During the last few years, the supermarket industry has been impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced substantial inflation in the first half of fiscal 2012, with only modest inflation in the second half of fiscal 2012 and the first half of fiscal 2013.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations of the Company as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.07	72.56	73.18	72.73
Gross profit	26.93	27.44	26.82	27.27
Operating and administrative expense	21.83	21.61	22.12	21.87
Depreciation and amortization	1.32	1.34	1.34	1.37
Operating income	3.78	4.49	3.36	4.03
Income from Partnerships	0.38	-	0.20	-
Interest expense	(0.23)	(0.30)	(0.26)	(0.32)
Interest income	0.18	0.17	0.18	0.18
Income before taxes	4.11	4.36	3.48	3.89
Income taxes	1.73	1.84	1.46	1.64
Net income	2.38%	2.52%	2.02%	2.25%

Sales.  Sales were $382,175 in the second quarter of fiscal 2013, an increase of 5.4% compared to the second quarter of the prior year.  Sales increased due to the acquisition of a store in Old Bridge, NJ, on January 29, 2012 and a same store sales increase of 3.4%.  Same store sales increased due to strong sales in several stores that reopened quickly after hurricane Sandy hit our area on October 29, 2013 and higher sales in the two stores in Maryland, which opened on July 28, 2011 and are now included in same store sales.  These improvements were partially offset by lower sales in stores that were closed for periods of up to eight days due to the hurricane.  Sales continue to be impacted by economic weakness, high gas prices and high unemployment, which has resulted in increased sale item penetration and trading down.  The Company expects same store sales in fiscal 2013 to increase from 2.0% to 3.5%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $740,326 in the six-month period of fiscal 2013, an increase of 5.0% from the prior year. Sales increased due to the acquisition of the Old Bridge store and a same store sales increase of 3.0%.  Same store sales increased due to higher sales as customers prepared for hurricane Sandy, improved sales in stores that reopened quickly after the storm and higher sales in the two stores in Maryland.

Gross Profit.  Gross profit as a percentage of sales decreased .51% in the second quarter of fiscal 2013 compared to the second quarter of the prior year primarily due to decreased departmental gross margin percentages (.40%) and lower patronage dividends (.09%).  Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2013 (.23%) and fiscal 2012 (.40%).

Gross profit as a percentage of sales decreased .45% in the six-month period of fiscal 2013 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages (.42%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .22% in the second quarter of fiscal 2013 compared to the second quarter of the prior year due primarily to higher fringe benefit costs (.25%) and the prior year including a favorable settlement of a pension withdraw liability (.18%).  These increases were partially offset by insurance recoveries (.08%).

Operating and administrative expense as a percentage of sales increased .25% in the six-month period of fiscal 2013 compared to the six-month period of the prior year primarily due to higher fringe benefit costs (.28%) and a charge from the settlement of a dispute with a landlord (.09%) in the current fiscal year, and the prior fiscal year including a favorable settlement of a pension withdraw liability (.09%).  These increases were partially offset by income from settlement of the national credit card lawsuit (.16%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2013 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Income from Partnerships.  Income from partnerships in the second quarter and six-month periods of fiscal 2013 of $1,450 are distributions received from two partnerships that exceeded the invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

Interest Expense.  Interest expense decreased in the second quarter and six-month periods of fiscal 2013 compared to the corresponding periods of the prior year due to interest costs capitalized in the current fiscal year and the prior year including interest incurred on a pension withdraw liability that was paid in fiscal 2012.

Interest Income.  Interest income increased slightly in the second quarter and six-month periods of fiscal 2013 compared to the corresponding periods of the prior year due to higher amounts invested.

Income Taxes.  The effective income tax rate was 42.1% and 42.0% in the second quarter and six-month periods of fiscal 2013, respectively, compared to 42.2% in both of the corresponding periods of the prior year.

Net income.   Net income was $9,104 in the second quarter of fiscal 2013 compared to $9,147 in the second quarter of the prior year.  The second quarter of fiscal 2013 includes income from a partnership distribution of $840 (net of tax) and the second quarter of the prior year includes a favorable settlement of a pension withdraw liability of $374 (net of tax).  Excluding these two items, net income decreased 6% in the second quarter of fiscal 2013 compared to the prior year primarily due to lower gross profit percentages.

Net income was $14,959 in the six-month period of fiscal 2013, a decrease of 6% from the prior year.  Fiscal 2013 includes income from partnership distributions of $840 (net of tax), income from settlement of the national credit card lawsuit of $693 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax), while fiscal 2012 includes a favorable settlement of a pension withdraw liability of $374 (net of tax).  Excluding these items from both fiscal years, net income in the six-month period of 2013 declined 11% compared to the prior year primarily due to lower gross profit percentages, partially offset by reduced losses in the two Maryland stores compared to the six-month period of the prior year, which was their initial six months of operations. The Maryland stores sales and operating performance remain lower than expected as we continue to build market share and brand awareness.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.  As of January 26, 2013, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30,756 in the six-month period of fiscal 2013 compared to $22,605 in the corresponding period of the prior year. This increase is primarily attributable to the prior year including a settlement of a $7,028 pension liability.  During the first six-months of fiscal 2013, Village used cash to fund capital expenditures of $10,077 and dividends of $18,000.  Capital expenditures include substantial remodels of three stores.  Dividends paid include $12,000 of special dividends.

Village has budgeted approximately $20 million for capital expenditures in fiscal 2013.   Planned expenditures include the beginning of construction of a replacement store and three major remodels.  The Company’s primary sources of liquidity in fiscal 2013 are expected to be cash and cash equivalents on hand at January 26, 2013 and operating cash flow generated in fiscal 2013.

Working capital was $68,867 at January 26, 2013 compared to $71,672 at July 28, 2012. The working capital ratio was 1.6 to 1 at January 26, 2013 compared to 1.7 to 1 at July 28, 2012. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition, the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends were paid on December 27, 2012.  The Board declared these $15 million of dividends in order to provide a return to shareholders in 2012 while tax rates on dividends remained low.  The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

There have been no substantial changes as of January 26, 2013 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012, except for an additional $949 required investment in Wakefern stock.

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

•	We expect same store sales to increase from 2.0% to 3.5% in fiscal 2013, including the positive impact from the inclusion of the Maryland stores in same stores sales.

•
During the last few years, the supermarket industry has been impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue in fiscal 2013.

•	We expect modest retail price inflation in fiscal 2013.

•	We have budgeted $20,000 for capital expenditures in fiscal 2013. This amount includes the beginning of construction of a replacement store and three major remodels.

•
On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share. These dividends were paid on December 27, 2012. The Board declared these $15 million of dividends in order to provide a return to our shareholders in 2012 while tax rates on dividends remained low. The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

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

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. As the Company begins operating in this new market, marketing and other costs are higher than in established markets as Village attempts to build market share and brand awareness. In addition, sales for these two stores are initially expected to be lower than the typical Company store. Potentially higher costs and sales results lower than the Company’s expectations could have a material adverse effect on Village’s results of operations.

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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in of the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the six months of fiscal 2013, except for additional required investments in Wakefern common stock of $949.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 26, 2013, the Company had demand deposits of $84,210 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 26, 2013, the Company had an $21,663 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on February 19, 2014. Wakefern has the right to prepay this note at any time.

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

There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2013.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 6, 2013.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 6, 2013	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 6, 2013	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)