Form 10-Q
period 2013-04-27
VILLAGE SUPER MARKET INC
filed 2013-06-05
CIK 103595

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  April 27, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             Yes   X_         No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                              Yes   X         No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                 Yes ____   No __X__

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:     June 5, 2013

Class A Common Stock, No Par Value	9,035,855 Shares
Class B Common Stock, No Par Value	4,779,790 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	April 27, 2013	July 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$103,436	$103,103
Merchandise inventories	41,691	40,599
Patronage dividend receivable	8,274	10,774
Other current assets	19,630	17,102
Total current assets	173,031	171,578

Note receivable from Wakefern	22,037	20,918
Property, equipment and fixtures, net	172,261	172,420
Investment in Wakefern	24,355	23,406
Goodwill	12,057	12,057
Other assets	11,192	9,159

	$414,933	$409,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$-	$-
Current portion of notes payable to Wakefern	586	473
Accounts payable to Wakefern	53,303	55,441
Accounts payable and accrued expenses	27,568	28,858
Income taxes payable	19,290	15,134
Total current liabilities	100,747	99,906

Capital and financing lease obligations	40,968	40,792
Notes payable to Wakefern	1,866	2,357
Other liabilities	37,673	36,172

Commitments and contingencies

Shareholders' Equity

Class A common stock - no par value, issued 9,440 shares at April 27, 2013 and 7,883 shares at July 28, 2012	43,159	39,570
Class B common stock - no par value, issued and outstanding 4,780 shares at April 27, 2013 and 6,335 shares at July 28, 2012	776	1,028
Retained earnings	207,948	209,373
Accumulated other comprehensive loss	(14,534)	(15,474)
Less cost of Class A treasury shares 404 at April 27, 2013 and 461 at July 28, 2012)	(3,670)	(4,186)
Total shareholders’ equity	233,679	230,311

	$414,933	$409,538

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Sales	$359,808	$347,009	$1,100,134	$1,052,384

Cost of sales	262,494	251,761	804,262	764,756

Gross profit	97,314	95,248	295,872	287,628

Operating and administrative expense	84,101	78,660	247,797	232,935

Depreciation and amortization	5,063	4,982	15,005	14,614

Operating income	8,150	11,606	33,070	40,079

Income from partnerships	-	-	1,450	-

Interest expense	(944)	(1,077)	(2,886)	(3,337)

Interest income	704	652	2,068	1,903

Income before income taxes	7,910	11,181	33,702	38,645

Income taxes	3,288	4,638	14,121	16,219

Net income	$4,622	$6,543	$19,581	$22,426

Net income per share:
Class A common stock:
Basic	$0.38	$0.57	$1.68	$1.96
Diluted	$0.33	$0.47	$1.40	$1.63

Class B common stock:
Basic	$0.25	$0.37	$1.01	$1.27
Diluted	$0.25	$0.37	$1.01	$1.26

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Net income	$4,622	$6,543	$19,581	$22,426

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	313	199	940	597

Comprehensive income	$4,935	$6,742	$20,521	$23,023

(1) Amounts are net of tax of $218 and $133 for the 13 weeks ended April 27, 2013 and April 28, 2012, respectively. Amounts are net of tax of $653 and $399 for the 39 weeks ended April 27, 2013 and April 28, 2012, respectively.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands)(Unaudited)

	39 Wks. Ended	39 Wks. Ended
	April 27, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,581	$22,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,005	14,614
Deferred taxes	(4,338)	(1,050)
Provision to value inventories at LIFO	300	760
Non-cash share-based compensation	2,422	2,376
Income from partnerships	(1,450)	-

Changes in assets and liabilities, net of effects of stores acquired:
Merchandise inventories	(1,392)	(3,067)
Patronage dividend receivable	2,500	1,626
Accounts payable to Wakefern	(2,138)	(5,945)
Accounts payable and accrued expenses	(1,228)	(5,085)
Income taxes payable	4,156	(1,835)
Other assets and liabilities	1,613	457
Net cash provided by operating activities	35,031	25,277

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,533)	(13,007)
Investment in notes receivable from Wakefern	(1,119)	(1,047)
Proceeds from partnerships	1,980	-
Acquisition of Old Bridge ShopRite	-	(4,123)
Net cash used in investing activities	(13,672)	(18,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,062	327
Excess tax benefit related to share-based compensation	369	57
Principal payments of long-term debt	(1,451)	(881)
Dividends	(21,006)	(6,881)
Net cash used in financing activities	(21,026)	(7,378)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	333	(278)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	103,103	91,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,436	$91,084

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,010	$3,115
Income taxes	13,934	19,048
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$949	$899

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1.           In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 27, 2013 and the consolidated results of operations, comprehensive income, and cash flows for the thirteen and thirty-nine week periods ended April 27, 2013 and April 28, 2012 of Village Super Market, Inc. (the “Company” or “Village”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2012 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 27, 2013 are not necessarily indicative of the expected results for the full fiscal year.

2.           At both April 27, 2013 and July 28, 2012, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,142 and $14,842 higher than reported at April 27, 2013 and July 28, 2012, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	April 27, 2013
	13 Weeks Ended		39 Weeks Ended
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,245	$1,262	$13,698	$5,394
Conversion of Class B to Class A shares	1,262	-	5,394	-
Effect of share-based compensation on allocated net income	5	(3)	-	-
Net income allocated, diluted	$4,512	$1,259	$19,092	$5,394

Denominator:
Weighted average shares outstanding, basic	8,492	5,007	8,146	5,336
Conversion of Class B to Class A shares	5,007	-	5,336	-
Dilutive effect of share-based compensation	96	-	110	-
Weighted average shares outstanding, diluted	13,595	5,007	13,592	5,336

	April 28, 2012
	13 Weeks Ended		39 Weeks Ended
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,016	$2,356	$13,757	$8,091
Conversion of Class B to Class A shares	2,356	-	8,091	-
Effect of share-based compensation on allocated net income	16	(11)	67	(39)
Net income allocated, diluted	$6,388	$2,345	$21,915	$8,052

Denominator:
Weighted average shares outstanding, basic	7,044	6,362	7,030	6,366
Conversion of Class B to Class A shares	6,362	-	6,366	-
Dilutive effect of share-based compensation	95	-	81	-
Weighted average shares outstanding, diluted	13,501	6,362	13,477	6,366

Outstanding stock options to purchase Class A shares of 3 and 222 were excluded from the calculation of diluted net income per share at April 27, 2013 and April 28, 2012, respectively, as a result of their anti-dilutive effect. In addition, 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at both April 27, 2013 and April 28, 2012, respectively, due to their anti-dilutive effect.

4.           The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans include the following components:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012

Service cost	$818	$664	$2,454	$1,992
Interest cost on projected benefit obligations	618	678	1,854	2,034
Expected return on plan assets	(694)	(631)	(2,082)	(1,893)
Amortization of gains and losses	529	330	1,587	990
Amortization of prior service costs	2	2	6	6

Net periodic pension cost	$1,273	$1,043	$3,819	$3,129

As of April 27, 2013, the Company has contributed $196 to its pension plans in fiscal 2013.  The Company expects to contribute an additional $2,804 in the fourth quarter of fiscal 2013 to fund its pension plans.

5.        Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  Almost all our stores were closed for periods of time ranging from a few hours to eight days beginning in the first week of our second fiscal quarter.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During the second quarter of fiscal 2013, Village began the process of working with our insurers to recover the estimated damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

6.      On November 29, 2012, the Board of Directors declared a special dividend of $1.00 per Class A common share and $.65 per Class B common share.  In addition, the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends were paid on December 27, 2012 to shareholders of record at the close of business on December 12, 2012.  The Board declared these $15 million of dividends in order to provide a return to our shareholders in 2012 while tax rates on dividends remained low.  The Board declared and paid regularly quarterly dividends of $.25 per Class A and $.1625 per Class B share during the third quarter.

7.           In November 2012, the Company received $1,980 in cash distributions from two partnerships.  Income from partnerships in the second quarter and nine-month periods of fiscal 2013 of $1,450 represents proceeds received in excess of invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

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

Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  The storm increased sales in the last week of our first quarter of fiscal 2013 as customers prepared for the storm. Sales in the first week of the second quarter of fiscal 2013 were negatively impacted by the closure of almost all of our stores for periods of time ranging from a few hours to eight days. However, this impact was partially offset by improved sales in stores that reopened quickly and by higher sales in most stores in subsequent weeks as customers restocked after their power was restored.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits.  During the second quarter of fiscal 2013, Village began the process of working with our insurers to recover the damages, a process that will likely take several months.  The Company does not expect the overall impact of the storm, including uninsured losses, to be material to fiscal 2013 results of operations.

The supermarket industry is highly competitive.  The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  In recent years, Village has enhanced customer service by adding ShopRite from Home, dieticians and customer service advocates to our stores. The ShopRite Price Plus card also strengthens customer loyalty.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

During the last few years, the supermarket industry has been impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced substantial inflation in the first half of fiscal 2012, with only modest inflation in the second half of fiscal 2012 and the first nine months of fiscal 2013.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.95	72.55	73.11	72.67
Gross profit	27.05	27.45	26.89	27.33
Operating and administrative expense	23.37	22.67	22.52	22.13
Depreciation and amortization	1.41	1.44	1.36	1.39
Operating income	2.27	3.34	3.01	3.81
Income from partnerships	-	-	0.13	-
Interest expense	(0.27)	(0.31)	(0.27)	(0.32)
Interest income	0.20	0.19	0.19	0.18
Income before taxes	2.20	3.22	3.06	3.67
Income taxes	0.92	1.34	1.28	1.54
Net income	1.28%	1.88%	1.78%	2.13%

Sales.  Sales were $359,808 in the third quarter of fiscal 2013, an increase of 3.7% compared to the third quarter of the prior year.  The sales increase is attributable to same store sales, as the Old Bridge, NJ store, acquired on January 29, 2012, is now included in same store sales.  Same store sales increased due to higher sales in the two stores in Maryland, higher sales in one remodeled store and modest inflation.  Sales continue to be impacted by economic weakness, high gas prices and high unemployment, which have resulted in increased sale item penetration and trading down.  The Company expects same store sales in fiscal 2013 to increase from 2.75% to 3.50%.  New stores and replacement stores are included in same store sales in the quarter after the stores have been operating for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $1,100,134 in the nine-month period of fiscal 2013, an increase of 4.5% from the prior year.  Sales increased due to the acquisition of the Old Bridge store and a same store sales increase of 3.2%. Same store sales increased due to higher sales as customers prepared for hurricane Sandy, improved sales at the stores that reopened quickly after the storm, higher sales in the two stores in Maryland and modest inflation.

Gross Profit.  Gross profit as a percentage of sales decreased 0.40% in the third quarter of fiscal 2013 compared to the third quarter of the prior year primarily due to decreased departmental gross margin percentages (.62%). Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors. These declines were partially offset by improved product mix (.11%), lower promotional spending (.07%) and lower LIFO charges (.06%).

Gross profit as a percentage of sales decreased .44% in the nine-month period of fiscal 2013 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages.  Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors.

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .70% in the third quarter of fiscal 2013 compared to the third quarter of the prior year primarily due to higher payroll (.16%) and fringe benefit (.19%) costs.  Payroll costs increased due to efforts to enhance the customer experience and provide additional services including our first Village Food Garden at the remodeled Livingston store and the addition of ShopRite from Home in several stores.  Fringe benefits increased due to higher costs for health, pension and worker’s compensation.

Operating and administrative expense as a percentage of sales increased .39% in the nine-month period of fiscal 2013 compared to the nine-month period of the prior year primarily due to higher payroll (.13%) and fringe benefit (.27%) costs, a charge from settlement of a dispute with a landlord (.06%), and the prior fiscal year including a favorable settlement of a pension withdrawal liability (.06%).  These increases were partially offset by income from settlement of the national credit card lawsuit (.11%) in the current fiscal year.

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2013 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Income from Partnerships.  Income from partnerships in the nine-month period of fiscal 2013 of $1,450 are distributions received from two partnerships that exceeded the invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

Interest Expense.  Interest expense decreased in the third quarter and nine-month period of fiscal 2013 compared to the corresponding periods of the prior year due to interest costs capitalized in the current fiscal year, and the prior fiscal year including interest incurred on a pension withdrawal liability that was paid in fiscal 2012.

Interest Income.  Interest income increased slightly in the third quarter and nine-month period of fiscal 2013 compared to the corresponding periods of the prior year due to higher amounts invested.

Income Taxes.  The effective income tax rate was 41.6% and 41.9%, in the third quarter and nine-month period of fiscal 2013, respectively, compared to 41.5% and 42.0% in the third quarter and nine-month period of the prior year, respectively.

Net Income.  Net income was $4,622 in the third quarter of fiscal 2013, a decrease of 29% from the third quarter of the prior year.  Net income declined primarily due to lower gross profit percentages and higher operating costs as a percentage of sales, partially due to investments in lower prices and enhanced customer service.

Net income was $19,581 in the nine-month period of fiscal 2013.  Fiscal 2013 includes income from partnership distributions of $840 (net of tax), income from the national credit card lawsuit of $693 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax), while fiscal 2012 includes a favorable settlement of a pension withdrawal liability of $374 (net of tax).  Excluding these items from both fiscal years, net income in the nine-month period of fiscal 2013 declined 16% compared to the prior year primarily due to lower gross profit percentages and higher operating expenses as a percentage of sales, partially offset by reduced losses in the two Maryland stores compared to the nine-month period of the prior year, which was their initial nine months of operations.  Maryland stores sales and operating performance remain lower than expected as we continue to build market share and brand awareness.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern, accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.  As of April 27, 2013, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35,031 in the nine-month period of fiscal 2013 compared to $25,277 in the corresponding period of the prior year.  This increase is primarily attributable to the prior year including a settlement of a $7,028 pension liability and changes in the timing of payables.  During the first nine-months of fiscal 2013, Village used cash to fund capital expenditures of $14,533 and dividends of $21,006. Capital expenditures include substantial remodels of three stores and site work for a replacement store.  Dividends paid include $12,000 of special dividends.

Village has budgeted approximately $20 million for capital expenditures in fiscal 2013.  Planned expenditures included the beginning of construction of a replacement store and three major remodels.  The Company’s primarily sources of liquidity in fiscal 2013 are expected to be cash and cash equivalents on hand at April 27, 2013 and operating cash flow generated in fiscal 2013.

Working capital was $72,284 at April 27, 2013 compared to $71,672 at July 28, 2012.  The working capital ratio was 1.7 to 1 at both April 27, 2013 and July 28, 2012.  The Company’s working capital needs are reduced since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

On November 29, 2012 the Board of Directors declared a special dividend of $1.00 per Class A common Share and $.65 per Class B common share.  In addition, the Board declared regular quarterly dividends of $.25 per Class A common share and $.1625 per Class B common share.  These dividends were paid on December 27, 2012 to shareholders of record at the close of business on December 12, 2012.  The Board declared these $15 million of dividends in order to provide a return to our shareholders in 2012 while tax rates on dividends remained low.  The Board declared and paid regular quarterly dividends of $.25 per Class A and $.1625 per Class B share during the third fiscal quarter.

There have been no substantial changes as of April 27, 2013 to the contractual obligations and commitments discussed in Company’s Annual Report on Form 10-K for the year ended July 28, 2012, except for an additional $949 required investment in Wakefern common stock.

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

•	We expect same store sales to increase from 2.75% to 3.50% in fiscal 2013, including the positive impact from the inclusion of the Maryland stores in same stores sales.

•
During the last few years, the supermarket industry has been impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue into fiscal 2014.

•	We expect modest retail price inflation in fiscal 2013 and 2014.

•	We have budgeted $20,000 for capital expenditures in fiscal 2013. This amount includes the beginning of construction of a replacement store and three major remodels.

•	The Board’s current intention is to continue to pay quarterly dividends in 2013 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

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

•
We provide health benefits to a large number of our employees, primarily through multi-employer health plans.  Effective January 1, 2014, the Patient Protection and Affordable Care Act will impose new mandates on employers that could significantly increase the number of employees receiving benefits and our required contributions to these multi-employer health plans.  We are not able at this time to determine the impact of the law, as it will depend on many factors, including finalization of rules implementing the law, the number of additional employees that we will be required to provide health benefits, and negotiation of collective bargaining agreements, which could be material to our results of operations.

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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 28, 2012.  There have been no significant changes in the Company’s relationship or nature of the transactions with related parties during the nine months of fiscal 2013, except for additional required investments in Wakefern stock of $949.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 27, 2013, the Company had demand deposits of $81,453 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 27, 2013, the Company had a $22,037 15-month note receivable due from Wakefern earning a fixed interest rate of 7%.  This note is automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notifies Wakefern requesting payment on the due date. This note currently is scheduled to mature on May 20, 2014.  Wakefern has the right to prepay this note at any time.

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

There have been no significant changes in internal controls over financial reporting during the third quarter of fiscal 2013.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibit 10.1	Wakefern By-Laws

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated June 4, 2013

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: June 5, 2013	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 5, 2013	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)