Form 10-K
period 2013-07-27
VILLAGE SUPER MARKET INC
filed 2013-10-08
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended:  July 27, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $168.5 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $2.1 million based upon the closing price of the Class A shares on the NASDAQ on January 26, 2013, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.
Class	Outstanding at October 4, 2013

Class A common stock, no par value	9,470,537 Shares
Class B common stock, no par value	4,374,912 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2013 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 13, 2013 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

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

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices with superior customer service.  During fiscal 2013, sales per store were $50,912 and sales per selling square foot were $1,140.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.

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

Village opened a 62,700 sq. ft. replacement store in Washington, New Jersey on February 21, 2010 and a new 67,600 sq. ft. store in Marmora, New Jersey on May 31, 2009.   Below is a summary of the range of store sizes at July 27, 2013:

Total Square Feet	Number of Stores

Greater than 60,000	13
50,001 to 60,000	7
40,001 to 50,000	7
Less than 40,000	2

Total	29

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as home meal replacement, an on-site bakery, an expanded delicatessen including prepared foods, a variety of natural and organic foods, ethnic and international foods and a fresh seafood section.  Larger stores also offer an expanded selection of non-food items such as cut flowers, health and beauty aids, greeting cards, small appliances and, in most cases, a pharmacy.   Recently remodeled and new stores emphasize a Power Alley, which features high margin, fresh, convenience offerings such as salad bars, bakery and Bistro Street home meal replacement in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner.  In 2012, we introduced the Village Food Garden as our next generation Power Alley in the remodeled Livingston store.  This concept features a centralized kitchen, and several kiosks offering a wide range of store prepared specialty foods for both in-store and take-home dining.  An expanded Village Food Garden will be included in our new store in Hanover Township, which will open in fall 2013.  In the last three years, Village added on-site registered dieticians in twelve stores to consult with customers on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2013	2012	2011

Groceries	37.9%	38.3%	38.4%
Dairy and Frozen	17.8	17.8	17.6
Meats	10.5	10.5	10.4
Non-Foods	8.0	7.9	7.9
Produce	11.5	11.3	11.5
Appetizers and prepared food	5.6	5.4	5.4
Seafood	2.5	2.5	2.4
Pharmacy	4.1	4.3	4.4
Bakery	2.1	2.0	2.0
	100%	100%	100%

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

Village has budgeted $35 million for capital expenditures for fiscal 2014. This includes the construction of two replacement stores, one of which began in fiscal 2013.

In fiscal 2013, Village began construction of a replacement store in Hanover Township, New Jersey and completed three major remodels.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 13.7% of Wakefern’s outstanding stock as of July 27, 2013.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 304 supermarkets and other retail formats, including 85 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 12.5% of sales in fiscal 2013.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, and retail technology support.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Carteret, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2013, 2012 and 2011.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than twenty-five non-ShopRite supermarkets in any other locations in the United States.

Wakefern, under circumstances specified in its bylaws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any member.  Such circumstances include a members bankruptcy filing, certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, the material breach by a member of any provision of the bylaws of Wakefern or any agreement with Wakefern, or a failure to fulfill financial obligations to Wakefern.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $24,355 at July 27, 2013.  The total amount of debt outstanding from all capital pledges to Wakefern is $2,319 at July 27, 2013.  The maximum per store capital contribution increased from $800 to $825 in fiscal 2013, resulting in an additional $949 capital pledge, which was paid in fiscal 2013.

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

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Target, Wegmans, Whole Foods, Costco, BJ’s, Giant, Safeway and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

LABOR

As of October 1, 2013, the Company employed approximately 6,050 persons with approximately 74% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between October 2013 and July 2016.  Approximately 49% of our associates are represented by unions whose contracts have already expired or expire within one year.  Most of the Company’s competitors are similarly unionized.

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

ITEM 1A.   RISK FACTORS

COMPETITIVE ENVIRONMENT

The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes with national and regional supermarkets, local supermarkets, warehouse club stores, supercenters, drug stores, convenience stores, dollar stores, discount merchandisers, restaurants and other local retailers. Competition with these outlets is based on price, store location, promotion, product assortment, quality and service.  Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.  In addition, Village made investments in lower prices in fiscal 2013 to combat nontraditional competitors.

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

Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey.  Marketing and other costs are higher in Maryland than in established markets as Village attempts to build market share and brand awareness.  In addition, sales for these two stores are initially expected to be lower than the typical Company store.  Potentially higher costs and sales results lower than the Company’s expectations could have a material adverse effect on the Company’s results of operations.

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

LABOR RELATIONS

Approximately 91% of the Company’s employees are covered by collective bargaining agreements with unions. Contracts with the Company’s seven unions expire between October 2013 and July 2016.  Approximately 49% of our associates are represented by unions whose contracts have already expired or expire within one year.  In future negotiations with labor unions, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations or have an adverse impact on our financial results.  Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on our results of operations.

HEALTHCARE LEGISLATION

We provide health benefits to a large number of our employees, primarily through multi-employer health plans.  Effective January 1, 2015, the Patient Protection and Affordable Care Act will impose new mandates on employers that could significantly increase the number of employees receiving benefits and our required contributions to these multi-employer health plans.  We are not able at this time to determine the impact of the law, as it will depend on many factors, including finalization of rules implementing the law, the number of additional employees that we will be required to provide health benefits, and negotiation of collective bargaining agreements, which could be material to our results of operations.

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

REPLACEMENT STORES

The Company is constructing two replacement stores.  At the time the replacement stores are expected to open, we will have rental obligations for several years remaining on the existing stores.  If we are unable to sublease the existing stores on terms similar to the current rent or otherwise mitigate the rental obligations, we may incur charges for these obligations at the time the existing stores are closed.

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

CURRENT ECONOMIC CONDITIONS

During the last few years, the supermarket industry was impacted by changing consumer behavior due to the weak economy, high gas prices and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.   Our sales and results of operations may be adversely affected if the above trends continue.  Also, the Company estimates that product prices overall experienced substantial inflation in the first half of fiscal 2012, with only modest inflation in the second half of fiscal 2012 and during fiscal 2013.

IMPAIRMENT OF LONG-LIVED ASSETS

Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.

TAXES

The Company’s effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in Note 5 to the Consolidated Financial Statements.

INFORMATION TECHNOLOGY

Wakefern provides all members of the cooperative with information technology support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes. The failure of our information technology to perform as we anticipate or a breach of these systems could disrupt our business or result in the compromise of confidential customer data. Any such event could damage our reputation, expose us to potential litigation from outside parties and have a material adverse impact on our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 27, 2013, Village owns the sites of five of its supermarkets (containing 335,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining twenty four supermarkets (containing 1,309,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from twenty to thirty years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining eight are freestanding stores.  In addition to the above, the Company owns the land and building of the old Washington store, which is currently available for sale, and owns the property on which the Hanover Township store is currently being constructed.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 27, 2013 was approximately $16,436.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.   LEGAL PROCEEDINGS

The state of New Jersey audited the Company’s tax returns for fiscal 2002 through 2005 and has assessed two separate tax deficiencies related to nexus and the deductibility of certain payments between subsidiaries. The Company contested both these assessments through the state’s conference and appeals process. During fiscal 2011, Village received two determinations that the Company’s protests were denied. The Company has filed two complaints in Tax Court against the New Jersey Division of Taxation contesting these decisions. In addition, during fiscal 2012 the state of New Jersey audited the Company’s tax returns for fiscal 2006 through 2009 and has assessed a tax deficiency related to the same issue as above. The Company is currently contesting this assessment through the state’s conference and appeals process.  A trial limited to the nexus dispute was conducted in June 2013 and no decision has been rendered.  The ultimate resolution of these matters could materially impact our results of operations and cash flows.

In addition, the Company, in the ordinary course of business, is involved in various legal proceedings.  Village does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES  OF EQUITY SECURITIES

Stock Price and Dividend Information

The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ Global Select Market under the symbol “VLGEA.” The table below sets forth the high and low last reported sales price for the fiscal quarter indicated.

2013	High	Low
4th Quarter	$38.47	$32.88
3rd Quarter	35.11	31.79
2nd Quarter	37.66	30.09
1st Quarter	37.95	32.87

2012	High	Low
4th Quarter	$36.20	$24.29
3rd Quarter	33.69	27.09
2nd Quarter	31.93	28.02
1st Quarter	29.42	21.68

As of October 1, 2013, there were approximately 765 holders of Class A common stock.

During fiscal 2013, Village paid cash dividends of $24,048. Dividends in fiscal 2013 consist of $2.00 per Class A common share and $1.30 per Class B common share. These amounts include $12,009 of special dividends paid in December 2012, comprised of $1.00 per Class A common share and $0.65 per Class B common share.

During fiscal 2012, the Company declared cash dividends of $0.85 per Class A common share and $0.5525 per Class B common share.

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Class A stock against the cumulative total return of the S&P 500 Composite Stock Index and the NASDAQ Retail Trade index for the Company’s last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Village Super Market, Inc., the S&P 500 Index, and the NASDAQ Retail Trade Index

$300
$250
$200
$150
$100
$50
$0
7/08
7/09
7/10
7/11
7/12
7/13
Village Super Market, Inc.
S&P 500
NASDAQ Retail Trade

*$100 invested on 7/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

	July-08	July-09	July-10	July-11	July-12	July-13

Village Super Market, Inc.	$100	$141	$137	$143	$193	$213
S&P 500	$100	$80	$91	$109	$119	$149
NASDAQ Retail Trade	$100	$102	$130	$198	$227	$286

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands except per share and square feet data)

Fiscal 2010 contains 53 weeks. All other fiscal years contain 52 weeks.

	July 27,	July 28,	July 30,	July 31,	July 25,
For year	2013	2012	2011	2010	2009
Sales	$1,476,457	$1,422,243	$1,298,928	$1,261,825	$1,208,097
Net income	25,784	31,445	20,982	25,381	27,255
Net income as a % of sales	1.75%	2.21%	1.62%	2.01%	2.26%
Net income per share:
Class A common stock:
Basic	$2.18	$2.74	$1.86	$2.28	$2.46
Diluted	1.85	2.28	1.54	1.88	2.02
Class B common stock:
Basic	1.36	1.78	1.21	1.48	1.60
Diluted	1.36	1.77	1.21	1.47	1.59
Cash dividends per share
Class A	2.000	0.850	1.700	0.970	0.765
Class B	1.300	0.553	1.105	0.631	0.498

At year-end
Total assets	$427,412	$409,538	$386,190	$357,129	$338,810
Long-term debt	42,738	43,149	43,147	41,831	32,581
Working capital	94,299	71,672	44,448	41,201	30,856
Shareholders’ equity	244,560	230,311	208,157	205,775	187,398
Book value per share	17.66	16.74	15.22	15.35	14.03

Other data
Same store sales increase (decrease)	2.9%	4.9%	4.0%	(0.7)%	4.8%
Total square feet	1,644,000	1,644,000	1,604,000	1,483,000	1,462,000
Average total sq. ft. per store	57,000	57,000	57,000	57,000	56,000
Selling square feet	1,295,000	1,295,000	1,264,000	1,171,000	1,155,000
Sales per average square foot of selling space (1)	$1,140	$1,112	$1,109	$1,085	$1,070
Number of stores	29	29	28	26	26
Sales per average number of stores (1)	$50,912	$49,903	$49,959	$48,532	$47,376
Capital expenditures and acquisitions	21,888	20,852	19,941	20,204	26,625

(1)Amounts for the year ended July 30, 2011 exclude results of the two stores acquired in Maryland in July 2011.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2013
Sales	$ 358,151	$ 382,175	$ 359,808	$ 376,323	$ 1,476,457
Gross profit	95,637	102,920	97,314	101,890	397,761
Net income	5,855	9,104	4,622	6,203	25,784
Net income per share:
Class A common stock:
Basic	0.52	0.76	0.38	0.51	2.18
Diluted	0.42	0.65	0.33	0.44	1.85
Class B common stock:
Basic	0.30	0.49	0.25	0.33	1.36
Diluted	0.30	0.49	0.25	0.33	1.36

2012
Sales	$ 342,737	$ 362,638	$ 347,009	$ 369,859	$ 1,422,243
Gross profit	92,876	99,504	95,248	101,199	388,827
Net income	6,736	9,147	6,543	9,019	31,445
Net income per share:
Class A common stock:
Basic	0.59	0.80	0.57	0.78	2.74
Diluted	0.49	0.66	0.47	0.65	2.28
Class B common stock:
Basic	0.38	0.52	0.37	0.51	1.78
Diluted	0.38	0.52	0.37	0.51	1.77

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Dollars in thousands except per share and per square foot data)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania. On January 29, 2012, Village acquired the store fixtures, lease and other assets of the ShopRite in Old Bridge, New Jersey (40,000 sq. ft.) for $3,250 plus inventory and other working capital for $1,116.  On July 7, 2011, Village acquired the store fixtures, leases and pharmacy lists of locations in Silver Spring, Maryland (64,000 sq.ft.) and Timonium, Maryland (57,000 sq.ft.) for $6,595 from Super Fresh.   These stores opened as ShopRites on July 28, 2011 after remodeling.

Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. This ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

The Company’s stores, five of which are owned, average 57,000 total square feet. Larger store sizes enable Village to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement. During fiscal 2013, sales per store were $50,912 and sales per square foot of selling space were $1,140. Management believes these figures are among the highest in the supermarket industry.

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

During the last few years, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment. Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced substantial inflation in the first half of fiscal 2012, with only modest inflation in the second half of fiscal 2012 and during fiscal 2013.

Hurricane Sandy devastated our area on October 29, 2012, two days after the end of our first fiscal quarter.  The storm increased sales in the last week of our first quarter of fiscal 2013 as customers prepared for the storm. Sales in the first week of the second quarter of fiscal 2013 were negatively impacted by the closure of almost all of our stores for periods of time ranging from a few hours to eight days. However, this impact was partially offset by improved sales in stores that reopened quickly and by higher sales in most stores in subsequent weeks as customers restocked after their power was restored.  In addition, Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits.  During the second quarter of fiscal 2013, Village began the process of working with our insurers to recover the damages and has recorded estimated insurance recoveries.  Final resolution of our insurance claim related to the storm is expected in fiscal 2014, which could have a material impact on our results of operations.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2013, 2012 and 2011 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 27, 2013	July 28, 2012	July 30, 2011
Sales	100.00%	100.00%	100.00%
Cost of sales	73.06	72.66	73.04
Gross profit	26.94	27.34	26.96
Operating and administrative expense	22.57	22.04	22.57
Depreciation and amortization	1.38	1.39	1.43
Operating income	2.99	3.91	2.96
Income from partnerships	0.10	-	-
Interest expense	(0.26)	(0.31)	(0.33)
Interest income	0.19	0.18	0.17
Income before income taxes	3.02	3.78	2.80
Income taxes	1.27	1.57	1.18
Net income	1.75%	2.21%	1.62%

SALES

Sales were $1,476,457 in fiscal 2013, an increase of $54,214, or 3.8% from the prior year.  Sales increased due to the acquisition of a store in Old Bridge, NJ on January 29, 2012 and a same store sales increase of 2.9%.  Same store sales increased due to higher sales as customers prepared for hurricane Sandy, improved sales at the stores that reopened quickly after that storm and higher sales in the two stores in Maryland.  Sales continued to be impacted by economic weakness, high gas prices and high unemployment, which has resulted in increased sale item penetration and trading down.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

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

GROSS PROFIT

Gross profit as a percentage of sales decreased .40% in fiscal 2013 compared to the prior year primarily due to decreased departmental gross margin percentages (.47%), partially offset by improved product mix (.06%).  Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors.

Gross profit as a percentage of sales increased .38% in fiscal 2012 compared to the prior year primarily due to increased departmental gross margin percentages (.15%), decreased warehouse assessment charges from Wakefern (.16%) and higher patronage dividends (.11%).  These improvements were partially offset by higher promotional spending (.06%).

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased .53% in fiscal 2013 compared to the prior year primarily due to higher payroll (.15%) and fringe benefit (.27%) costs, a charge from settlement of a dispute with a landlord (.04%), and the prior fiscal year included a favorable settlement of a pension withdrawal liability (.04%).  These increases were partially offset by income from settlement of the national credit card lawsuit (.08%) in the current fiscal year.  Payroll costs increased due to efforts to enhance the customer experience and provide additional services, including our first Village Food Garden at the remodeled Livingston store and the addition of ShopRite from Home in several stores.  Fringe benefit costs increased due to higher costs for health, pension and workers compensation.

Operating and administrative expense as percentage of sales decreased .53% in fiscal 2012 compared to the prior year due to the prior year including a $7,028 charge for the withdrawal liability from a multi-employer defined benefit plan (.54%).  In addition, fiscal 2012 benefitted from operating leverage from the 4.9% same store sales increase, partially offset by higher operating costs as a percentage of sales for the two new Maryland stores, including store opening costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $20,354, $19,759 and $18,621 in fiscal 2013, 2012 and 2011, respectively. Depreciation and amortization expense increased in fiscal 2013 and 2012 compared to the prior years due to depreciation related to fixed asset additions.

INCOME FROM PARTNERSHIPS

Income from partnerships in fiscal 2013 of $1,450 are distributions received from two partnerships that exceeded the invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

INTEREST EXPENSE

Interest expense was $3,771, $4,415 and $4,280, in fiscal 2013, 2012 and 2011, respectively. Interest expense decreased in fiscal 2013 compared to the prior year due to interest costs capitalized in the current fiscal year, and the prior fiscal year including interest incurred on a pension withdrawal liability that was paid in fiscal 2012.

INTEREST INCOME

Interest income was $2,783, $2,571 and $2,207 in fiscal 2013, 2012 and 2011, respectively. Interest income increased in fiscal 2013 and 2012 compared to the prior years due to higher amounts invested.

INCOME TAXES

The Company’s effective income tax rate was 42.2%, 41.5% and 42.1% in fiscal 2013, 2012 and 2011, respectively.

NET INCOME

Net income was $25,784 in fiscal 2013 compared to $31,445 in fiscal 2012.  Fiscal 2013 includes income from partnership distributions of $840 (net of tax), income from the national credit card lawsuit of $693 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax), while fiscal 2012 includes a favorable settlement of a pension withdrawal liability of $374 (net of tax).   Excluding these items from both fiscal years, net income in fiscal 2013 declined 21% compared to the prior year primarily due to lower gross profit percentages and higher operating expenses as a percentage of sales, partially offset by reduced losses in the two Maryland stores compared to the prior year, which was their initial year of operations.  Maryland stores sales and operating performance remain lower than expected as we continue to build market share and brand awareness.

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

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 27, 2013. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend” (see Note 3). This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The amount of patronage dividends receivable based on these estimates were $11,810 and $10,774 at July 27, 2013 and July 28, 2012, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 27, 2013 was to match the plans cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 4.43% at July 27, 2013 compared to 3.59% at July 28, 2012. The .84% increase in the discount rate, and a change in the mortality table utilized, decreased the projected benefit obligation at July 27, 2013 by approximately $10,077. Village evaluated the expected long-term rate of return on plan assets of 7.5% and the expected increase in compensation costs of 4 to 4.5% and concluded no changes in these assumptions were necessary in estimating pension plan obligations and expense.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benfit obligation decrease (increase)	Expense decrease (increase)
Discount rate	+ / - 1.0%	$5,379 $ (6,481)	$34 $ (36)
Expected return on assets	+ / - 1.0%	---	$365 $ (365)

Village contributed $3,254 and $3,227 in fiscal 2013 and 2012, respectively, to these Company-sponsored pension plans. Village expects to contribute $3,000 in fiscal 2014 to these plans. The 2013, 2012 and expected 2014 contributions are substantially all voluntary contributions.

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

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $51,273 in fiscal 2013 compared to $43,432 in the corresponding period of the prior year.  This increase is primarily attributable to the prior year including a settlement of a $7,028 pension liability and changes in the timing of payables.

During fiscal 2013 Village used cash to fund capital expenditures of $21,888 and dividends of $24,048.  Capital expenditures include substantial remodels of three stores and the site work and beginning of construction of a replacement store.  Dividends paid include $12,009 of special dividends.

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

LIQUIDITY and DEBT

Working capital was $94,299, $71,672, and $44,448 at July 27, 2013, July 28, 2012 and July 30, 2011, respectively.  Working capital ratios at the same dates were 1.85, 1.72, and 1.41 to one, respectively.  The Company’s working capital needs are reduced since inventory is generally sold before payments to Wakefern and other suppliers are due.

Village has budgeted approximately $35,000 for capital expenditures in fiscal 2014. Planned expenditures include the construction of two replacement stores, one of which began in fiscal 2013. The Company’s primary sources of liquidity in fiscal 2014 are expected to be cash and cash equivalents on hand at July 27, 2013 and operating cash flow generated in fiscal 2014.

At July 27, 2013, the Company had a $22,421 note receivable due from Wakefern earning a fixed rate of 7%. Previously, this 15-month note was automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notified Wakefern requesting payment on the due date. Wakefern has the right to prepay this note at any time and notified the Company that they intend to prepay the note on February 15, 2014.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.  This loan agreement expires on December 31, 2014. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 27, 2013 or July 28, 2012 under this facility.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 27, 2013, the Company was in compliance with all terms and covenants of the revolving loan agreement. Under the above covenants, Village had approximately $138,104 of net worth available at July 27, 2013 for the payment of dividends.

During fiscal 2013, Village paid cash dividends of $24,048. Dividends in fiscal 2013 consist of $2.00 per Class A common share and $1.30 per Class B common share. These amounts include $12,009 of special dividends paid in December 2012, comprised of $1.00 per Class A common share and $0.65 per Class B common share.

During fiscal 2012, Village paid cash dividends of $9,758. Dividends in fiscal 2012 consist of $.85 per Class A common share and $.5525 per Class B common share.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents significant contractual obligations of the Company at July 27, 2013:

	Payments due by fiscal period
	2014	2015	2016	2017	2018	Thereafter	Total

Capital and financing leases (2)	$4,285	$4,476	$4,491	$4,491	$4,576	$79,631	$101,950
Operating leases (2)	11,204	10,904	9,610	6,928	5,793	43,552	87,991
Notes payable to Related Party	600	667	518	446	88	-	2,319
	$16,089	$16,047	$14,619	$11,865	$10,457	$123,183	$192,260

(1)	In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3).
(2)
The above amounts for capital, financing and operating leases include interest, but do not include certain obligations under these leases for other charges. These charges consisted of the following in fiscal 2013: Real estate taxes - $4,504; common area maintenance - $1,973; insurance - $270; and contingent rentals - $960.

(3)
Pension plan funding requirements are excluded from the above table as estimated contribution amounts for future years are uncertain. Required future contributions will be determined by, among other factors, actual investment performance of plan assets, interest rates required to be used to calculate pension obligations, and changes in legislation. The Company expects to contribute $3,000 in fiscal 2014 to fund Company-sponsored defined benefit pension plans compared to actual contributions of $3,254 in fiscal 2013. The table also excludes contributions under various multi-employer pension plans, which totaled $5,046 in fiscal 2013.

(4)	The amount of unrecognized tax benefits of $11,466 at July 27, 2013 has been excluded from this table because a reasonable estimate of the timing of future tax settlements cannot be determined.

OUTLOOK

This annual report contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available. Such statements relate to, for example: economic conditions; uninsured losses; expected pension plan contributions; projected capital expenditures; expected dividend payments; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,” “should,” “intend,” “anticipates,” “believes” and similar words or phrases. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

•	We expect same store sales to increase from 1.5% to 3.5% in fiscal 2014.

•
During the last few years, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue in fiscal 2014.

•	We expect modest retail price inflation in fiscal 2014.

•	We have budgeted $35,000 for capital expenditures in fiscal 2014. This amount includes the construction of two replacement stores, one of which began in fiscal 2013.

•	The Board’s current intention is to continue to pay quarterly dividends in 2014 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2014 to be 41.5% - 42.5%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.

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

•
Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between October 2013 and July 2016.  Approximately 49% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

•
Village could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain. The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

•
The Company is constructing two replacement stores.  At the time the replacement stores are expected to open, we will have rental obligations for several years remaining on the existing stores.  If we are unable to sublease the existing stores on terms similar to the current rent or otherwise mitigate the rental obligations, we may incur charges for these obligations at the time the existing stores are closed.

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

•
Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the accompanying notes to the consolidated financial statements.

RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 27, 2013, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $2,319. The maximum per store investment, which is currently $825, increased by $25 in both fiscal 2013 and 2012, resulting in additional investments of $949 and $622, respectively. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

At July 27, 2013, the Company had a $22,421 note receivable due from Wakefern earning a fixed rate of 7%. Previously, this 15-month note was automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notified Wakefern requesting payment on the due date. Wakefern has the right to prepay this note at any time and notified the Company that they intend to prepay the note on February 15, 2014.

At July 27, 2013, Village had demand deposits invested at Wakefern in the amount of $85,222. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,237. Both leases contain normal periodic rent increases and options to extend the lease.

Village leases a supermarket from a realty firm partly owned by certain officers of Village. The Company paid rent to this related party of $640, $640 and $615 in fiscal years 2013, 2012 and 2011, respectively. This lease expires in fiscal 2016 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of approximately $834, $801 and $764 in fiscal years 2013, 2012 and 2011, respectively. In fiscal 2013, the Company recognized income from partnerships of $1,450 resulting from distributions received from two of these partnerships that exceeded the invested amounts.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation or deflation on its operations, it estimates that product prices overall experienced slight inflation in fiscal 2013 as compared to substantial inflation in fiscal 2012. The Company recorded a pre-tax LIFO benefit of $56 in fiscal 2013, compared to pre-tax LIFO charges of $601 and $412 in fiscal 2012 and 2011, respectively. The Company calculates LIFO based on CPI indices published by the Department of Labor, which indicated weighted-average CPI changes of (0.1%), 2.1% and 1.3%, in fiscal 2013, 2012 and 2011, respectively.

MARKET RISK

At July 27, 2013, the Company had demand deposits of $85,222 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At July 27, 2013, the Company had a $22,421 note receivable due from Wakefern earning a fixed rate of 7%. Previously, this 15-month note was automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notified Wakefern requesting payment on the due date. Wakefern has the right to prepay this note at any time and notified the Company that they intend to prepay the note on February 15, 2014.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	July 27, 2013	July 28, 2012
ASSETS
Current Assets
Cash and cash equivalents	$109,571	$103,103
Merchandise inventories	41,515	40,599
Patronage dividend receivable	11,810	10,774
Note receivable from Wakefern	22,421	-
Other current assets	20,047	17,102

Total current assets	205,364	171,578

Note receivable from Wakefern	-	20,918
Property, equipment and fixtures, net	176,981	172,420
Investment in Wakefern	24,355	23,406
Goodwill	12,057	12,057
Other assets	8,655	9,159

Total assets	$427,412	$409,538

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$10	$-
Notes payable to Wakefern	600	473
Accounts payable to Wakefern	59,465	55,441
Accounts payable and accrued expenses	16,999	16,056
Accrued wages and benefits	14,710	12,802
Income taxes payable	19,281	15,134

Total current liabilities	111,065	99,906

Long-term Debt
Capital and financing lease obligations	41,019	40,792
Notes payable to Wakefern	1,719	2,357

Total long-term debt	42,738	43,149

Pension liabilities	20,062	29,763
Other liabilities	8,987	6,409

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 9,440 shares at July 27, 2013 and 7,883 shares at July 28, 2012	44,543	39,570
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,780 shares at July 27, 2013 and 6,335 shares at July 28, 2012	776	1,028
Retained earnings	211,109	209,373
Accumulated other comprehensive loss	(8,467)	(15,474)
Less treasury stock, Class A, at cost (375 shares at July 27, 2013 and 461 shares at July 28, 2012)	(3,401)	(4,186)

Total shareholders’ equity	244,560	230,311

Total liabilities and shareholders' equity	$427,412	$409,538

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)
[
	Years ended
	July 27, 2013	July 28, 2012	July 30, 2011

Sales	$1,476,457	$1,422,243	$1,298,928
Cost of sales	1,078,696	1,033,416	948,769

Gross profit	397,761	388,827	350,159

Operating and administrative expense	333,230	313,516	293,222
Depreciation and amortization	20,354	19,759	18,621

Operating income	44,177	55,552	38,316

Income from partnerships	1,450	-	-
Interest expense	(3,771)	(4,415)	(4,280)
Interest income	2,783	2,571	2,207

Income before income taxes	44,639	53,708	36,243
Income taxes	18,855	22,263	15,261

Net income	$25,784	$31,445	$20,982

Net income per share:
Class A common stock:
Basic	$2.18	$2.74	$1.86
Diluted	$1.85	$2.28	$1.54

Class B common stock:
Basic	$1.36	$1.78	$1.21
Diluted	$1.36	$1.77	$1.21

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)
	Years ended
	July 27, 2013	July 28, 2012	July 30, 2011

Net income	$25,784	$31,445	$20,982

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	1,309	780	991
Pension adjustment to funded status, net of tax (2)	5,698	(5,112)	(1,712)
Total other comprehensive income (loss)	7,007	(4,332)	(721)

Comprehensive income	$32,791	$27,113	$20,261

(1) Amounts are net of tax of $872, $519 and $660 for 2013, 2012 and 2011, respectively.
(2) Amounts are net of tax of $3,800, $3,429 and $1,140 for 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

Years ended July 27, 2013, July 28, 2012, and July 30, 2011

	Class A Common Stock		Class B Common Stock		Retained	Accumulated other comprehensive	Treasury Stock Class A		Total shareholders'
	Shares Issued	Amount	Shares Issued	Amount	Earnings	income (loss)	Shares	Amount	equity
Balance, July 31, 2010	7,541	$32,434	6,376	$1,035	$185,790	$(10,421)	513	$(3,063)	$205,775
Net income	-	-	-	-	20,982	-	-	-	20,982
Other comprehensive loss, net of tax of $480	-	-	-	-	-	(721)	-	-	(721)
Dividends	-	-	-	-	(19,086)	-	-	-	(19,086)
Exercise of stock options	-	300	-	-	-	-	(59)	427	727
Treasury stock purchases	-	-	-	-	-	-	76	(2,171)	(2,171)
Share-based compensation expense	292	3,007	-	-	-	-	-	-	3,007
Net tax deficit from exercise of stock options and restricted share vesting	-	(356)	-	-	-	-	-	-	(356)
Balance, July 30, 2011	7,833	35,385	6,376	1,035	187,686	(11,142)	530	(4,807)	208,157
Net income	-	-	-	-	31,445	-	-	-	31,445
Other comprehensive loss, net of tax of $2,910	-	-	-	-	-	(4,332)	-	-	(4,332)
Dividends	-	-	-	-	(9,758)	-	-	-	(9,758)
Exercise of stock options	-	723	-	-	-	-	(69)	630	1,353
Treasury stock purchases	-	-	-	-	-	-	-	(9)	(9)
Share-based compensation expense	9	3,180	-	-	-	-	-	-	3,180
Excess tax benefits from exercise of stock options and restricted share vesting	-	275	-	-	-	-	-	-	275
Conversion of Class B shares to Class A shares	41	7	(41)	(7)	-	-	-	-	-
Balance, July 28, 2012	7,883	39,570	6,335	1,028	209,373	(15,474)	461	(4,186)	230,311
Net income	-	-	-	-	25,784	-	-	-	25,784
Other comprehensive income, net of tax of $4,672	-	-	-	-	-	7,007	-	-	7,007
Dividends	-	-	-	-	(24,048)	-	-	-	(24,048)
Exercise of stock options	-	957	-	-	-	-	(86)	785	1,742
Share-based compensation expense	2	3,222	-	-	-	-	-	-	3,222
Excess tax benefits from exercise of stock options and restricted share vesting	-	542	-	-	-	-	-	-	542
Conversion of Class B shares to Class A shares	1,555	252	(1,555)	(252)	-	-	-	-	-
Balance, July 27, 2013	9,440	$44,543	4,780	$776	$211,109	$(8,467)	375	$(3,401)	$244,560

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	July 27, 2013	July 28, 2012	July 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,784	$31,445	$20,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,354	19,759	18,621
Non-cash share-based compensation	3,222	3,180	3,007
Deferred taxes	(3,499)	1,089	(1,543)
Provision to value inventories at LIFO	(56)	601	412
Income from partnerships	(1,450)	-	-

Changes in assets and liabilities, net of effects of stores acquired:
Merchandise inventories	(860)	(1,423)	(2,703)
Patronage dividend receivable	(1,036)	(1,756)	(260)
Accounts payable to Wakefern	4,024	32	8,321
Accounts payable and accrued expenses	(1,778)	643	2,408
Accrued wages and benefits	1,908	(6,415)	7,269
Income taxes payable	4,147	(2,745)	2,268
Other assets and liabilities	513	(978)	5,362

Net cash provided by operating activities	51,273	43,432	64,144

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,888)	(16,729)	(13,346)
Investment in note receivable from Wakefern	(1,503)	(1,406)	(1,308)
Store acquisitions	-	(4,123)	(6,595)
Proceeds from partnerships	1,980	-	-

Net cash used in investing activities	(21,411)	(22,258)	(21,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,742	1,353	727
Excess tax benefit related to share-based compensation	542	275	703
Principal payments of long-term debt	(1,630)	(1,294)	(749)
Dividends	(24,048)	(9,758)	(19,086)
Treasury stock purchases	-	(9)	(2,171)

Net cash used in financing activities	(23,394)	(9,433)	(20,576)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,468	11,741	22,319

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	103,103	91,362	69,043

CASH AND CASH EQUIVALENTS, END OF YEAR	$109,571	$103,103	$91,362

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,012	$4,116	$4,280
Income taxes	17,665	23,076	12,095

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$-	$323	$1,550

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

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2013, 2012 and 2011 contain 52 weeks.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Merchandise sales are recognized at the point of sale to the customer. Sales tax is excluded from revenue. Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as the products are sold.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and proceeds due from credit and debit card transactions with settlement terms of less than five days to be cash equivalents. Included in cash and cash equivalents at July 27, 2013 and July 28, 2012 are $85,222 and $82,294, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,786 and $14,842 higher than reported in fiscal 2013 and 2012, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

For leases in which the Company is involved with the construction of the store, if Village concludes that it has substantively all of the risks of ownership during construction of the leased property and therefore is deemed the owner of the project for accounting purposes, an asset and related financing obligation are recorded for the costs paid by the landlord. Once construction is complete, the Company considers the requirements for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company amortizes the financing obligation and depreciates the building over the lease term.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,018, $10,952 and $9,294 in fiscal 2013, 2012 and 2011, respectively.

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

Cash and cash equivalents, patronage dividends receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments. The carrying values of the Company’s notes receivable from Wakefern and short and long-term notes payable approximate their fair value based on the short duration of these instruments. As the Company’s investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company’s cost, it is not practicable to estimate the fair value of such investments.

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

Goodwill

Goodwill is tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Village operates as a single reporting unit for purposes of evaluating goodwill for impairment and primarily considers earnings multiples and other valuation techniques to measure fair value, in addition to the value of the Company’s stock.

During fiscal 2012, the Company recorded additional goodwill related to the acquisition of the ShopRite in Old Bridge, NJ of $1,452, all of which is deductible for tax purposes.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2013		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$18,089	$7,053	$19,314	$11,317	$12,752	$7,741
Conversion of Class B to Class A shares	7,053	-	11,317	-	7,741	-
Effect of share-based compensation on allocated net income	6	(5)	94	(54)	8	(6)
Net income allocated, diluted	$25,148	$7,048	$30,725	$11,263	$20,501	$7,735

Denominator:
Weighted average shares outstanding, basic	8,297	5,197	7,045	6,358	6,873	6,376
Conversion of Class B to Class A shares	5,197	-	6,358	-	6,376	-
Dilutive effect of share-based compensation	112	-	81	-	106	-
Weighted average shares outstanding, diluted	13,606	5,197	13,484	6,358	13,355	6,376

Net income per share is as follows:

	2013		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B

Basic	$2.18	$1.36	$2.74	$1.78	$1.86	$1.21
Diluted	$1.85	$1.36	$2.28	$1.77	$1.54	$1.21

Outstanding stock options to purchase Class A shares of 5, 222 and 246 were excluded from the calculation of diluted net income per share at July 27, 2013, July 28, 2012 and July 30, 2011, respectively, as a result of their anti-dilutive effect. In addition, 299, 299 and 292 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 27, 2013, July 28, 2012 and July 30, 2011, respectively, due to their anti-dilutive effect.

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

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 27, 2013	July 28, 2012
Land and buildings	$78,786	$78,946
Store fixtures and equipment	190,957	178,589
Leasehold improvements	82,523	79,429
Leased property under capital leases	21,686	21,686
Construction in progress	12,231	4,053
Vehicles	2,581	2,342

Total property, equipment and fixtures	388,764	365,045
Accumulated depreciation	(207,161)	(188,722)
Accumulated amortization of property under capital leases	(4,622)	(3,903)

Property, equipment and fixtures, net	$176,981	$172,420

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 13.7% of the outstanding shares of Wakefern at July 27, 2013. The investment is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2013, 2012 and 2011. The Company also has an investment of approximately 8.1% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 27, 2013, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $2,319. Installment payments are due as follows:  2014 - $600; 2015 - $667; 2016 - $518; 2017 - $446; 2018 - $88 and none thereafter. The maximum per store investment, which is currently $825, increased by $25 in both fiscal 2013 and 2012, resulting in additional investments of $949 and $622, respectively. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. Wakefern distributes as a “patronage dividend” to each member a share of substantially all of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Patronage dividends and other vendor allowances and rebates amounted to $24,779, $23,953 and $17,724 in fiscal 2013, 2012 and 2011, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Village incurred charges of $29,973, $27,991 and $23,453, from Wakefern in fiscal 2013, 2012 and 2011, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

At July 27, 2013, the Company had a $22,421 note receivable due from Wakefern earning a fixed rate of 7%. Previously, this 15-month note was automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notified Wakefern requesting payment on the due date. Wakefern has the right to prepay this note at any time and notified the Company that they intend to prepay the note on February 15, 2014.

At July 27, 2013, the Company had demand deposits invested at Wakefern in the amount of $85,222. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $2,783, $2,571 and $2,207, in fiscal 2013, 2012 and 2011, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.   This loan agreement expires on December 31, 2014.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 27, 2013 or July 28, 2012 under this facility.

The revolving loan agreement provides for up to $3,000 of letters of credit ($2,461  outstanding at July 27, 2013), which secure obligations for self-insured workers’ compensation claims and construction performance guarantees to municipalities.

This loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 27, 2013, the Company was in compliance with all covenants of the revolving loan agreement. Under the above covenants, Village had approximately $138,104 of net worth available at July 27, 2013 for the payment of dividends.

NOTE 5 — INCOME TAXES

The components of the provision for income taxes are:

	2013	2012	2011
Federal:
Current	$17,215	$16,009	$12,539
Deferred	(3,021)	931	(952)

State:
Current	5,139	5,165	4,265
Deferred	(478)	158	(591)

	$18,855	$22,263	$15,261

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 27, 2013	July 28, 2012
Deferred tax assets:
Leasing activities	$5,747	$4,893
Federal benefit of uncertain tax positions	8,028	6,681
Compensation related costs	6,256	4,344
Pension costs	5,644	10,316
Other	1,868	1,656

Total deferred tax assets	27,543	27,890

Deferred tax liabilities:
Tax over book depreciation	17,352	17,826
Patronage dividend receivable	4,903	4,392
Investment in partnerships	1,411	950
Other	491	163

Total deferred tax liabilities	24,157	23,331

Net deferred tax asset	$3,386	$4,559

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 27, 2013 and July 28, 2012:

	2013	2012
Other current assets	$5,053	$4,154
Other assets	1,211	1,644
Accounts payable and accrued expenses	(838)	(714)
Other liabilities	(2,040)	(525)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 27, 2013 and July 28, 2012.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.8	6.4	6.6
Other	0.4	0.1	0.5

Effective income tax rate	42.2%	41.5%	42.1%

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012
Balance at beginning of year	$14,895	$12,476
Additions based on tax positions related to the current year	2,745	2,419

Balance at end of year	$17,640	$14,895

Unrecognized tax benefits at July 27, 2013 and July 28, 2012 include tax positions of $11,466 and $9,682 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized $1,211, $1,008 and $817, related to interest and penalties on income taxes in fiscal 2013, 2012 and 2011, respectively. The amount of accrued interest and penalties included in the consolidated balance sheet was $5,820 and $4,609 at July 27, 2013 and July 28, 2012, respectively.

The state of New Jersey audited the Company’s tax returns for fiscal 2002 through 2005 and has assessed two separate tax deficiencies related to nexus and the deductibility of certain payments between subsidiaries. The Company contested both these assessments through the state’s conference and appeals process. During fiscal 2011, Village received two determinations that the Company’s protests were denied. The Company has filed two complaints in Tax Court against the New Jersey Division of Taxation contesting these decisions. In addition, during fiscal 2012 the state of New Jersey audited the Company’s tax returns for fiscal 2006 through 2009 and has assessed a tax deficiency related to the same issue as above. The Company is currently contesting this assessment through the state’s conference and appeals process.  A trial limited to the nexus dispute was conducted in June 2013 and no decision has been rendered.  The ultimate resolution of these matters could significantly increase or decrease the total amount of the Company’s unrecognized tax benefits and could materially impact our results of operations and cash flows. An examination of the Company’s fiscal 2009 federal tax return was completed in fiscal 2011 with no change.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased twenty-four stores at July 27, 2013, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 27, 2013:

	Capital and financing leases	Operating Leases
2014	$4,285	$11,204
2015	4,476	10,904
2016	4,491	9,610
2017	4,491	6,928
2018	4,576	5,793
Thereafter	79,631	43,552
Minimum lease payments	101,950	$87,991
Less amount representing interest	60,921

Present value of minimum lease payments	41,029

Less current portion	10
	$41,019

The following schedule shows the composition of total rental expense for the following years:

	2013	2012	2011
Minimum rentals	$11,192	$10,625	$8,625
Contingent rentals	960	882	881

	$12,152	$11,507	$9,506

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $640, $640 and $615 in fiscal 2013, 2012 and 2011, respectively. This lease expires in fiscal 2016 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $834, $801 and $764 in fiscal 2013, 2012 and 2011, respectively.  In November 2012, the Company received $1,980 in cash distributions from two partnerships.  Income from partnerships in fiscal 2013 of $1,450 represents proceeds received in excess of invested amounts.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnerships profits and losses.

The Company leases the Galloway and Vineland stores from Wakefern under sublease agreements which provide for combined annual rent of $1,237. Both leases contain normal periodic rent increases and options to extend the lease.

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

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,222, $3,180 and $3,007 in fiscal 2013, 2012 and 2011,  respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,140, $1,126 and $1,001 in fiscal 2013, 2012 and 2011, respectively.

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

The following table summarizes option activity under all plans for the following years:

	2013		2012		2011
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	474	$24.03	555	$23.34	404	$19.56
Granted	8	33.91	-	-	218	27.51
Exercised	(86)	20.19	(69)	19.50	(59)	12.32
Forfeited	(16)	28.86	(12)	18.40	(8)	27.58

Outstanding at end of year	380	$24.91	474	$24.03	555	$23.34

Options exercisable at end of year	169	$21.50	234	$20.48	297	$19.82

As of July 27, 2013, the weighted-average remaining contractual term of options outstanding and options exercisable was 6.1 years and 4.1 years, respectively. As of July 27, 2013, the aggregate intrinsic value of options outstanding and options exercisable was $3,775 and $2,261, respectively. The weighted-average grant date fair value of options granted was $7.30 and $5.78 per share in fiscal 2013 and 2011, respectively. The total intrinsic value of options exercised was $1,344, $685 and $1,009 in fiscal 2013, 2012 and 2011, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

	2013	2011
Expected life (years)	5.0	5.0
Expected volatility	33.0%	32.2%
Expected dividend yield	3.0%	3.6%
Risk-free interest rate	0.8%	2.0%

The following table summarizes restricted stock activity under the 2004 and 2010 Plans for fiscal 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	299	$27.57	293	$27.56	257	$25.65
Granted	2	33.73	9	29.46	292	27.55
Vested	(2)	28.25	(3)	32.25	(256)	25.64
Forfeited	-	-	-	-	-	-

Nonvested at end of year	299	$27.60	299	$27.57	293	$27.56

The total fair value of restricted shares vested during fiscal 2013, 2012 and 2011 was $60, $89 and $7,328, respectively.  As of July 27, 2013, there was $2,074 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Cash received from option exercises under all share-based compensation arrangements was $1,742, $1,353 and $727 in fiscal 2013, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $537, $280 and $385 in fiscal 2013, 2012 and 2011, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2013	2012	2011
Per share:
Class A common stock	$2.000	$0.850	$1.700
Class B common stock	1.300	0.553	1.105

Aggregate:
Class A common stock	$17,486	$6,247	$12,040
Class B common stock	6,562	3,511	7,046

	$24,048	$9,758	$19,086

Dividends paid in fiscal 2013 include special dividends totaling $12,009 paid in the second quarter, comprised of $1.00 per Class A common share and $.65 per Class B common share.  Dividends paid in fiscal 2011 include special dividends totaling $14,005 paid in the second quarter, comprised of $1.25 per Class A common share and $.8125 per Class B common share.

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

Net periodic pension cost for the four plans include the following components:

	2013	2012	2011
Service cost	$3,279	$2,694	$2,903
Interest cost on projected benefit obligation	2,479	2,701	2,575
Expected return on plan assets	(2,706)	(2,538)	(2,067)
Amortization of gains and losses	2,173	1,371	1,709
Amortization of prior service costs	8	8	8

Net periodic pension cost	$5,233	$4,236	$5,128

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2013	2012
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$67,179	$55,480
Service cost	3,279	2,694
Interest cost	2,479	2,701
Benefits paid	(2,422)	(1,023)
Actuarial (gain) loss	(6,871)	7,327
Benefit obligation at end of year	$63,644	$67,179

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$37,416	$33,967
Actual return on plan assets	5,334	1,245
Employer contributions	3,254	3,227
Benefits paid	(2,422)	(1,023)
Fair value of plan assets at end of year	43,582	37,416

Funded status at end of year	$(20,062)	$(29,763)

Amounts recognized in the consolidated balance sheets:
Pension liabilities	$(20,062)	$(29,763)
Accumulated other comprehensive loss, net of income taxes	8,467	15,474

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$14,111	$25,783
Prior service cost	-	8
	$14,111	$25,791

The Company expects approximately $804 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2014.

The accumulated benefit obligations of the four plans were $53,034 and $55,873 at July 27, 2013 and July 28, 2012, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2013	2012
Projected benefit obligation	$14,943	$67,179
Accumulated benefit obligation	14,943	55,873
Fair value of plan assets	3,695	37,416

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2013	2012	2011
Assumed discount rate — net periodic pension cost	3.59%	4.99%	5.19%
Assumed discount rate — benefit obligation	4.43%	3.59%	4.99%
Assumed rate of increase in compensation levels	4 - 4.5%	4 - 4.5%	4 - 4.5%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. The Company’s overall investment strategy is to maintain a broadly diversified portfolio of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary funds for ongoing benefit obligations. Expected rates of return on plan assets are developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the trusts, resulting in a weighted-average rate of return on plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market. The target allocations for plan assets are 50-70% equity securities, 25-40% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made both directly and through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $837 and $804 at July 27, 2013 and July 28, 2012, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets, all of which are valued on quoted prices in active markets for identical assets (Level 1), were as follows:

	July 27, 2013	July 28, 2012
Asset Category

Cash	$1,747	$607

Equity securities:
Company stock	837	804
U.S large cap (1)	16,385	13,488
U.S. small/mid cap (2)	6,762	5,438
International (3)	4,580	3,697
Emerging markets (4)	1,074	1,010

Fixed income securities:
U.S treasuries (5)	7,966	7,657
Mortgage-backed (5)	1,877	1,952
Corporate bonds (5)	1,766	2,763
Emerging markets (6)	588	-

Total	$43,582	$37,416

(1)	Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.
(2)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.
(3)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.
(4)	Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.
(5)	Includes directly owned securities, mutual funds and exchange traded funds.
(6)	Consists of exchange traded funds which invest in non-U.S. bonds in emerging markets.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2014	$1,027
2015	3,774
2016	1,400
2017	1,572
2018	9,673
2019 - 2023	13,867

The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2014.

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

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

•	Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

•
If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2012 and 2011 is for the plan’s year-end at December 31, 2012 and December 31, 2011, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status	Contributions for the year ended (5)				Expiration date of Collective
Pension Fund	EIN / Pension Plan Number	2012	2011	Pending / Implemented	July 27, 2013	July 28, 2012	July 30, 2011	Surcharge Imposed (6)	-Bargaining Agreement

Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$532	$499	$481	N/A	June 2016
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,350	3,463	3,357	No	October 2013
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	1,164	1,073	1,044	No	December 2014

Total Contributions					$5,046	$5,035	$4,882

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2012 and December 31, 2011.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2011 and December 31, 2010.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2012 and September 30, 2011.
(4)
This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.  There were no changes to the plan’s zone status as a result of this election.

(5)	The Company’s contributions represent more than 5% of the total contributions received by each applicable pension fund for all periods presented.
(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 27, 2013, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

On April 15, 2011, Village, along with all of the other individual employers trading as ShopRite, permanently withdrew from participating in the United Food and Commercial Workers Local 152 Retail Meat Pension Fund (“the Fund”), effective the end of April 2011. The Fund is a multi-employer defined benefit plan that includes other supermarket operators. Village, along with the other affiliated ShopRite operators, determined to withdraw from the Fund due to exposures to market risks associated with all defined benefit plans and the inability to partition ShopRite’s liabilities from those of the other participating supermarket operators. Prior to withdrawal in April 2011, Village contributed $644 to the Fund in fiscal 2011.  Village now provides affected associates with a defined contribution plan for future service, which eliminates market risks and the exposure to shared liabilities of other operators, and is estimated to be less costly than the defined benefit plan in the future, while ensuring that our associates are provided a secure benefit. The Company recorded a pre-tax charge of $7,028 in fiscal 2011 for this withdrawal liability, which represented our estimate of the liability based on calculations provided by the Fund actuary. The Company settled this obligation in January 2012, resulting in a pre-tax benefit of $646 in fiscal 2012.

Other Postretirement Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $22,421, $20,062 and $18,007 in fiscal 2013, 2012 and 2011, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $377, $331 and $309 in fiscal 2013, 2012 and 2011, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $802, $690 and $539 in fiscal 2013, 2012 and 2011, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES

Hurricane Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits.  During the second quarter of fiscal 2013, Village began the process of working with our insurers to recover the damages and has recorded estimated insurance recoveries.  Final resolution of our insurance claim related to the storm is expected in fiscal 2014, which could have a material impact on our results of operations.

Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between October 2013 and July 2016.  Approximately 49% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

The Company is involved in litigation incidental to the normal course of business. Excluding the tax litigation with the State of New Jersey as described in Note 5, Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Village Super Market, Inc.:

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 27, 2013 and July 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended July 27, 2013, July 28, 2012 and July 30, 2011. We also have audited Village Super Market, Inc.’s internal control over financial reporting as of July 27, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Village Super Market, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 27, 2013 and July 28, 2012, and the results of their operations and their cash flows for the years ended July 27, 2013, July 28, 2012 and July 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Village Super Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 27, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP
Short Hills, New Jersey
October 8, 2013

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 27, 2013.

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
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2013 that have materially, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2013, in connection with its Annual Meeting scheduled to be held on December 13, 2013.

 ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2013, in connection with its Annual Meeting scheduled to be held on December 13, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 27, 2013.  All data relates to the Village Super Market, Inc. 1997 Stock Option Plan, 2004 Stock Plan and 2010 Stock Plan as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	380,103	$24.91	868,465
Equity compensation plans not approved by security holders	__	__	___

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2013, in connection with its annual meeting scheduled to be held on December 13, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2013, in connection with its annual meeting scheduled to be held on December 13, 2013.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 28, 2013, in connection with its annual meeting scheduled to be held on December 13, 2013.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets –July 27, 2013 and July 28, 2012
Consolidated Statements of Operations - years ended July 27, 2013, July 28, 2012 and July 30, 2011
Consolidated Statements of Comprehensive Income - years ended July 27, 2013, July 28, 2012 and July 30, 2011
Consolidated Statements of Shareholders' Equity – years ended July 27, 2013, July 28, 2012 and July 30, 2011
Consolidated Statements of Cash Flows - years ended July 27, 2013, July 28, 2012 and July 30, 2011
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.

(a)(3)	Exhibits

3.1	Certificate of Incorporation*
3.2	By-laws*
4.6	Loan Agreement dated September 16, 1999*
4.7	First Amendment to Loan Agreement*
4.8	Second Amendment to Loan Agreement*
10.1	Wakefern By-Laws*
10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
10.6	Employment Agreement dated May 28, 2004*
10.7	Supplemental Executive Retirement Plan*
10.8	2004 Stock Plan*
10.9	2010 Stock Plan*
14	Code of Ethics
21	Subsidiaries of Registrant
23	Consent of KPMG LLP
31.1	Certification
31.2	Certification
32.1	Certification (furnished, not filed)
32.2	Certification (furnished, not filed)
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
**
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

Form 10-Q for January 2013: 10.1
Form 10-Q for January 2009: 4.8
Form 10-K for 2004: 3.2, 4.7, 10.7
DEF 14A proxy statement filed October 25, 2004: 10.8
Form 10-Q for April 2004: 10.6
Form 10-K for 1999: 4.6
Form 10-K for 1993: 3.1 and 10.2
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

Date: October 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 8, 2013	October 8, 2013

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 8, 2013	October 8, 2013

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 8, 2013	October 8, 2013

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 8, 2013	October 8, 2013

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 8, 2013	October 8, 2013

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Chief Financial Officer &	John L. Van Orden, Controller
Director (Principal Financial Officer)	(Principal Accounting Officer)
October 8, 2013	October 8, 2013