Form 10-Q
period 2013-10-26
VILLAGE SUPER MARKET INC
filed 2013-12-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  October 26, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____    No      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 4, 2013

Class A Common Stock, No Par Value	9,493,801 Shares
Class B Common Stock, No Par Value	4,360,998 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Comprehensive (Loss) Income	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative & Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II

OTHER INFORMATION

Item 6.	Exhibits	17

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	October 26, 2013	July 27, 2013
ASSETS
Current assets
Cash and cash equivalents	$87,460	$109,571
Merchandise inventories	42,329	41,515
Patronage dividend receivable	15,999	11,810
Note receivable from Wakefern	22,817	22,421
Other current assets	27,402	20,047
Total current assets	196,007	205,364

Property, equipment and fixtures, net	191,020	176,981
Investment in Wakefern	25,012	24,355
Goodwill	12,057	12,057
Other assets	8,396	8,655

	$432,492	$427,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$75	$10
Current portion of notes payable to Wakefern	1,287	600
Accounts payable to Wakefern	55,221	59,465
Accounts payable and accrued expenses	30,930	31,709
Income taxes payable	36,960	19,281
Total current liabilities	124,473	111,065

Capital and financing lease obligations	40,996	41,019
Notes payable to Wakefern	1,571	1,719
Other liabilities	29,621	29,049

Commitments and contingencies

Shareholders' Equity
Class A common stock - no par value, issued 9,859 shares at
October 26, 2013 and 9,440 shares at July 27, 2013	45,589	44,543
Class B common stock - no par value, issued and outstanding
4,361 shares at October 26, 2013 and 4,780 shares
at July 27, 2013	708	776
Retained earnings	201,198	211,109
Accumulated other comprehensive loss	(8,348)	(8,467)
Less cost of Class A treasury shares (365 at October 26, 2013
and 375 at July 27, 2013)	(3,316)	(3,401)
Total shareholders’ equity	235,831	244,560

	$432,492	$427,412
See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 26, 2013	October 27, 2012

Sales	$357,046	$358,151

Cost of sales	263,340	262,514

Gross profit	93,706	95,637

Operating and administrative expense	82,352	80,256

Depreciation and amortization	5,105	4,909

Operating income	6,249	10,472

Interest expense	(740)	(1,074)

Interest income	696	682

Income before income taxes	6,205	10,080

Income taxes	13,036	4,225

Net (loss) income	$(6,831)	$5,855

Net (loss) income per share:
Class A common stock:
Basic	$(0.55)	$0.52
Diluted	$(0.55)	$0.42

Class B common stock:
Basic	$(0.36)	$0.30
Diluted	$(0.36)	$0.30

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in Thousands) (Unaudited)

Net (loss) income	$(6,831)	$5,855

Other comprehensive income:
Amortization of pension actuarial loss, net of tax of $82
and $217 for the 13 weeks ended October 26, 2013 and
October 27, 2012, respectively (1)	119	314

Comprehensive (loss) income	$(6,712)	$6,169

(1) Reclassified from accumulated other comprehensive loss to Operating and administrative expense

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	13 Weeks Ended	13 Weeks Ended
	October 26, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,831)	$5,855
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,105	4,909
Deferred taxes	(4,690)	(1,665)
Provision to value inventories at LIFO	150	150
Share-based compensation	800	808

Changes in assets and liabilities:
Merchandise inventories	(964)	2,075
Patronage dividend receivable	(4,189)	(3,972)
Accounts payable to Wakefern	(4,244)	(725)
Accounts payable and accrued expenses	(3,295)	(3,997)
Income taxes payable	17,679	5,788
Other assets and liabilities	(1,736)	(1,203)
Net cash (used in) provided by operating activities	(2,215)	8,023

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,520)	(5,792)
Investment in note receivable from Wakefern	(396)	(369)
Net cash used in investing activities	(16,916)	(6,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	217	131
Excess tax benefit related to share-based compensation	46	52
Principal payments of long-term debt	(163)	(159)
Dividends	(3,080)	(2,990)
Net cash used in financing activities	(2,980)	(2,966)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,111)	(1,104)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,571	103,103

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,460	$101,999

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
Interest	$1,025	$995
Income taxes	$-	$50
NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$657	$949

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 26, 2013 and the consolidated statements of operations, comprehensive (loss) income and cash flows for the thirteen week periods ended October 26, 2013 and October 27, 2012 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2013 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 26, 2013 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both October 26, 2013 and July 27, 2013, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,936 and $14,786 higher than reported at October 26, 2013 and July 27, 2013, respectively.

3. NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share using the two-class method, an earnings allocation formula that calculates basic and diluted net income (loss) per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.  Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings (losses) than our Class B common stock, in accordance with the classes respective dividend rights.

Diluted net income per share for Class A common stock is calculated utilizing the if- converted method, which assumes the conversion of all shares of Class B common stock to shares of Class A common stock on a share-for-share basis, as this method is more dilutive  than the two-class method.   Diluted net loss per share for Class A common stock is calculated utilizing the two-class method and does not assume conversion of Class B common stock to shares of Class A common stock as a result of its anti-dilutive effect.  Diluted net income (loss) per share for Class B common stock does not assume conversion of Class B common stock to shares of Class A common stock.

The tables below reconcile the numerators and denominators of basic and diluted net income (loss) per share for all periods presented.

	13 Weeks Ended
	October 26, 2013
	Class A	Class B
Numerator:
Net loss allocated, basic	$(5,064)	$(1,601)
Conversion of Class B to Class A shares	-	-
Effect of share-based compensation on allocated net loss	-	-
Net loss allocated, diluted	$(5,064)	$(1,601)

Denominator:
Weighted average shares outstanding, basic	9,136	4,413
Conversion of Class B to Class A shares	-	-
Dilutive effect of share-based compensation	-	-
Weighted average shares outstanding, diluted	9,136	4,413

	13 Weeks Ended
	October 27, 2012
	Class A	Class B
Numerator:
Net income allocated, basic	$3,932	$1,776
Conversion of Class B to Class A shares	1,776	-
Effect of share-based compensation on allocated net income	11	(11)
Net income allocated, diluted	$5,719	$1,765

Denominator:
Weighted average shares outstanding, basic	7,549	5,913
Conversion of Class B to Class A shares	5,913	-
Dilutive effect of share-based compensation	129	-
Weighted average shares outstanding, diluted	13,591	5,913

As a result of the net loss in the fiscal quarter ended October 26, 2013, all outstanding stock options and restricted Class A shares were excluded from the October 26, 2013 diluted net income (loss) per share calculation due to their anti-dilutive effect. A total of 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 27, 2012 due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended
	October 26, 2013	October 27, 2012

Service cost	$730	$818
Interest cost on projected benefit obligations	694	618
Expected return on plan assets	(797)	(694)
Amortization of gains and losses	201	529
Amortization of prior service costs	-	2

Net periodic pension cost	$828	$1,273

As of October 26, 2013, the Company has contributed $64 to its pension plans in fiscal 2014.  The Company expects to contribute approximately $3,000 during fiscal 2014 to fund its pension plans.

5. INCOME TAXES

In prior years, the state of New Jersey issued two separate tax assessments related to nexus beginning in fiscal 2000 and the deductibility of certain payments between subsidiaries beginning in fiscal 2002.  Village contested both of these assessments through the state’s conference and appeals process and was subsequently denied. The Company then filed two complaints in Tax Court against the New Jersey Division of Taxation contesting these assessments and a trial limited to the nexus dispute was conducted in June 2013. On October 23, 2013, the Tax Court issued their opinion on the matter in favor of the New Jersey Division of Taxation.  The Company is currently in the process of appealing the court’s decision.  No payments with respect to these matters are required until the dispute is definitively resolved.

The Company recorded a $10,052 charge to income tax expense in the fiscal quarter ended October 26, 2013, which includes a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increases our accrued tax liability to reflect the estimated total tax due if the Company is unable to overturn the Court’s decision upon appeal.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at July 27, 2013	$17,640
Additions based on tax positions related to the prior periods	7,589
Additions based on tax positions related to the current period	651
Balance at October 27, 2013	$25,880

Unrecognized tax benefits at October 26, 2013 and July 27, 2013 include tax positions of $16,822 and $11,466 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense.  The Company recognized $8,387 related to interest and penalties on income taxes in the fiscal quarter ended October 26, 2013.  The amount of accrued interest and penalties included in the consolidated balance sheet was $14,207 and $5,820 at October 26, 2013 and July 27, 2013, respectively.

6. COMMITMENTS and CONTINGENCIES

Hurricane Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product due to the loss of power, and also incurred repair, labor and other costs in connection with the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits.  During the second quarter of fiscal 2013, Village began the process of working with our insurers to recover the damages and has recorded estimated insurance recoveries.  In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of claims due for all Wakefern members.  Settlement discussions are currently ongoing.  Final resolution of our insurance claim related to the storm is expected in fiscal 2014, which could have a material impact on our results of operations.

The Company is involved in other litigation incidental to the normal course of business. Excluding the tax litigation with the State of New Jersey as described in Note 5, Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company has rental obligations for several years remaining on the Morris Plains store, which closed in November 2013.  These obligations include base rent of approximately $2.5 million over the remaining lease term.  The Company is also constructing another replacement store expected to open in late fiscal 2014, for which we will also have additional rental obligations remaining on the existing store.  If we are unable to otherwise mitigate the rental obligations, we will record a charge to operating and administrative expense for the remaining base rent obligation, net of estimated sublease income, in the fiscal quarter in which we cease using the respective properties.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                          AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

The Company operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.   Village opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey on November 6, 2013 that will serve the greater Morristown area and replace the Morris Plains store.  The greater Morristown store builds on the Village Food Garden concept introduced last year in our remodeled Livingston store.  Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

The Company’s stores, five of which are owned, average 57,000 total square feet.  The Company also owns the Greater Morristown replacement store.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

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

During fiscal 2013 and the first quarter of fiscal 2014, the supermarket industry continued to be impacted by the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Also, the Company estimates that product prices overall experienced modest inflation in fiscal 2013 and the first quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:
	13 Weeks Ended
	October 26, 2013		October 27, 2012
Sales	100.00%		100.00%
Cost of sales	73.76		73.30
Gross profit	26.24		26.70
Operating and administrative expense	23.06		22.41
Depreciation and amortization	1.43		1.37
Operating income	1.75		2.92
Interest expense	(0.21)		(0.30)
Interest income	0.20		0.19
Income before taxes	1.74		2.81
Income taxes	3.65		1.18
Net (loss) income	(1.91	) %	1.63%

Sales.  Sales were $357,046 in the first quarter of fiscal 2014, a decrease of .3% compared to the first quarter of the prior year.  Same store sales also decreased .3% due to three store openings by competitors and very high sales in the last week of the first quarter of the prior year as customers prepared for hurricane Sandy.  These decreases were partially offset by increased sales in two stores that were remodeled last year.  Excluding the impact of hurricane Sandy on the first quarter of the prior year, same store sales increased .9% in the first quarter of fiscal 2014.  Sales continue to be impacted by economic weakness, high gas prices and high unemployment, which has resulted in increased sale item penetration and trading down.  The Company expects same store sales in fiscal 2014 to increase from .5% to 2.5%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .46% in the first quarter of fiscal 2014 compared to the first quarter of the prior year due to decreased departmental gross margin percentages (.73%).  Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors. These decreases were partially offset by improved product mix (.12%) and lower promotional spending (.08%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .65% in the first quarter of fiscal 2014 compared to the first quarter of the prior year due primarily to higher payroll (.16%) and healthcare costs (.22%), increased general and property insurance premiums (.10%) and pre-opening costs for the greater Morristown replacement store, which opened in November 2013 (.10%).  Payroll costs increased due to efforts to enhance the customer experience and provide additional services, including our Village Food Garden at the remodeled Livingston store and the addition of ShopRite from Home in several stores. These increases were partially offset by a reduction in non-union pension expense (.13%).  In addition, the first quarter of the prior year included a charge from the settlement of a dispute with a landlord (.18%) and income from settlement of the national credit card lawsuit (.33%).

 Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2014 compared to the first quarter of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense decreased in the first quarter of fiscal 2014 compared to the first quarter of the prior year due to interest costs capitalized in the current quarter.

Interest Income.  Interest income increased slightly in the first quarter of fiscal 2014 compared to the first quarter of the prior year due to higher amounts invested.

Income Taxes.  As described in note 5 to the consolidated condensed financial statements, income taxes in the first quarter of fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court.  Excluding this charge, the effective income tax rate was 48.1% in the first quarter of fiscal 2014 compared to 41.9% the first quarter of the prior year.  The increase in the effective tax rate is due to the impact of the New Jersey Tax Court decision, which increased accrued interest and penalties in the current quarter.

Net (Loss) Income.  The Company recorded a net loss of $6,831 in the first quarter of fiscal 2014 as compared to net income of $5,855 in the first quarter of the prior year.  The first quarter of fiscal 2014 includes a $10,052 charge to income tax expense as a result of the unfavorable ruling by the New Jersey Tax Court, while the first quarter of fiscal 2013 includes income from the national credit card lawsuit of $693 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).  Excluding these items from both fiscal years, net income in the first quarter of fiscal 2014 declined 42% compared to the prior year primarily due to the prior year including substantially greater sales in the last week of the quarter due to hurricane Sandy, lower gross profit percentages, higher operating expenses as a percentage of sales and an increase in the income tax rate as a result of the New Jersey Tax Court decision.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.  As of October 26, 2013, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,215 in the first quarter of fiscal 2014 compared to net cash provided by operating activities of $8,023 in the corresponding period of the prior year. This decrease is primarily attributable to a decrease in net income excluding the $10,052 income tax charge, a larger decrease in accounts payable to Wakefern than the prior fiscal year, and an increase in merchandise inventories in the current fiscal year compared to a decrease in inventories in the prior fiscal year.  During the first quarter of fiscal 2014, Village used cash to fund capital expenditures of $16,520 and dividends of $3,080.  Capital expenditures include the construction of two replacement stores.

Village has budgeted approximately $35,000 for capital expenditures in fiscal 2014.   Planned expenditures include the construction of two replacement stores, one of which began in fiscal 2013.  The Company’s primary sources of liquidity in fiscal 2014 are expected to be cash and cash equivalents on hand at October 26, 2013 and operating cash flow generated in fiscal 2014.

Working capital was $71,534 at October 26, 2013 compared to $94,299 at July 27, 2013. The working capital ratio was 1.6 to 1 at October 26, 2013 as compared to 1.8 to 1 at July 27, 2013. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of October 26, 2013 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013, except for an additional $657 required investment in Wakefern stock and the additional unrecognized tax benefits as a result of the unfavorable ruling by the New Jersey Tax Court.

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

•	We expect same store sales to increase from .5% to 2.5% in fiscal 2014.
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

•
We expect our effective income tax rate in fiscal 2014 to be 45.5% - 46.5%.  Excluding interest and penalties related to unrecognized tax benefits, we expect our effective income tax rate in fiscal 2014 to be 41.5% - 42.5%.

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

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores sales, marketing costs and operating performance remain worse than expected as we continue to build market share and brand awareness. If these trends continue, the Company’s results of operations could be materially impacted.

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

•
The Company has rental obligations for several years remaining on the Morris Plains store, which closed in November 2013.  These obligations include base rent of approximately $2.5 million over the remaining lease term.  The Company is also constructing another replacement store expected to open in late fiscal 2014, for which we will also have additional rental obligations remaining on the existing store.  If we are unable to otherwise mitigate the rental obligations, we will record a charge to operating and administrative expense for the remaining base rent obligation, net of estimated sublease income, in the fiscal quarter in which we cease using the respective properties.

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

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the consolidated condensed financial statements.

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first quarter of fiscal 2014 except for an additional required investment in Wakefern common stock of $657.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 26, 2013, the Company had demand deposits of $62,139 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 26, 2013, the Company had a $22,817 note receivable due from Wakefern earning a fixed rate of 7%. Previously, this 15-month note was automatically extended for additional, recurring 90-day periods, unless, not later than one year prior to the due date, the Company notified Wakefern requesting payment on the due date. Wakefern has the right to prepay this note at any time and notified the Company that they intend to prepay the note on February 15, 2014.

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

There have been no significant changes in internal controls over financial reporting during the first quarter of fiscal 2014.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 4, 2013

101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: December 4, 2013	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: December 4, 2013	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)