Form 10-Q
period 2014-01-25
VILLAGE SUPER MARKET INC
filed 2014-03-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  January 25, 2014

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

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___    No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 4, 2014
Class A Common Stock, No Par Value	9,493,801 Shares
Class B Common Stock, No Par Value	4,360,998 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Comprehensive Income (Loss)	5
Consolidated Condensed Statements of Cash Flows	6
Notes to Consolidated Condensed Financial Statements	7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3. Quantitative & Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II

OTHER INFORMATION

Item 6. Exhibits	21

Signatures	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	January 25, 2014	July 27, 2013
ASSETS
Current assets
Cash and cash equivalents	$103,743	$109,571
Merchandise inventories	44,948	41,515
Patronage dividend receivable	5,309	11,810
Note receivable from Wakefern	23,219	22,421
Other current assets	27,619	20,047
Total current assets	204,838	205,364

Property, equipment and fixtures, net	194,332	176,981
Investment in Wakefern	25,012	24,355
Goodwill	12,057	12,057
Other assets	8,712	8,655

	$444,951	$427,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$122	$10
Current portion of notes payable to Wakefern	667	600
Accounts payable to Wakefern	63,538	59,465
Accounts payable and accrued expenses	30,450	31,709
Income taxes payable	38,837	19,281
Total current liabilities	133,614	111,065

Capital and financing lease obligations	40,942	41,019
Notes payable to Wakefern	1,408	1,719
Other liabilities	32,490	29,049

Commitments and contingencies

Shareholders' Equity
Class A common stock - no par value, issued 9,859 shares at
January 25, 2014 and 9,440 shares at July 27, 2013	46,402	44,543
Class B common stock - no par value, issued and outstanding
4,361 shares at January 25, 2014 and 4,780 shares
at July 27, 2013	708	776
Retained earnings	200,933	211,109
Accumulated other comprehensive loss	(8,230)	(8,467)
Less cost of Class A treasury shares (365 at January 25, 2014
and 375 at July 27, 2013)	(3,316)	(3,401)
Total shareholders’ equity	236,497	244,560

	$444,951	$427,412
See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Sales	$392,241	$382,175	$749,287	$740,326

Cost of sales	286,883	279,255	550,223	541,768

Gross profit	105,358	102,920	199,064	198,558

Operating and administrative expense	94,085	83,440	176,437	163,696

Depreciation and amortization	5,416	5,033	10,521	9,942

Operating income	5,857	14,447	12,106	24,920

Income from partnerships	-	1,450	-	1,450

Interest expense	(1,016)	(868)	(1,756)	(1,942)

Interest income	653	683	1,349	1,364

Income before income taxes	5,494	15,712	11,699	25,792

Income taxes	2,676	6,608	15,711	10,833

Net income (loss)	$2,818	$9,104	$(4,012)	$14,959

Net income (loss) per share:
Class A common stock:
Basic	$0.23	$0.76	$(0.32)	$1.31
Diluted	$0.20	$0.65	$(0.32)	$1.07

Class B common stock:
Basic	$0.15	$0.49	$(0.21)	$0.75
Diluted	$0.15	$0.49	$(0.21)	$0.75

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Net income (loss)	$2,818	$9,104	$(4,012)	$14,959

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	118	314	237	627

Comprehensive income (loss)	$2,936	$9,418	$(3,775)	$15,586

(1) Amounts are net of tax of $83 and $217 for the 13 weeks ended January 25, 2014 and January 26, 2013, respectively, and
$165 and $435 for the 26 weeks ended January 25, 2014 and January 26, 2013, respectively. All amounts are reclassified from accumulated other comprehensive loss to Operating and administrative expense.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	26 Wks. Ended	26 Wks. Ended
	January 25, 2014	January 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,012)	$14,959
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation and amortization	10,521	9,942
Deferred taxes	(5,941)	(3,310)
Provision to value inventories at LIFO	150	300
Non-cash share-based compensation	1,613	1,613
Income from partnerships	-	(1,450)

Changes in assets and liabilities:
Merchandise inventories	(3,583)	(1,760)
Patronage dividend receivable	6,501	5,950
Accounts payable to Wakefern	4,073	2,738
Accounts payable and accrued expenses	191	(1,854)
Income taxes payable	19,556	6,119
Other assets and liabilities	2,019	(2,491)
Net cash provided by operating activities	31,088	30,756

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,238)	(10,077)
Investment in notes receivable from Wakefern	(798)	(745)
Proceeds from partnerships	-	1,980
Net cash used in investing activities	(30,036)	(8,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	217	598
Excess tax benefit related to share-based compensation	46	241
Principal payments of long-term debt	(979)	(1,281)
Dividends	(6,164)	(18,000)
Net cash used in financing activities	(6,880)	(18,442)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(5,828)	3,472

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	109,571	103,103

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,743	$106,575

SUPPLEMENTAL DISCLOSURES OF CASH
PAYMENTS MADE FOR:
Interest	$2,119	$2,004
Income taxes	$2,050	$7,785

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 25, 2014 and the consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen and twenty-six week periods ended January 25, 2014 and January 26, 2013 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2013 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 25, 2014 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both January 25, 2014 and July 27, 2013, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,936 and $14,786 higher than reported at January 25, 2014 and July 27, 2013, respectively.

3. NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share using the two-class method, an earnings allocation formula that calculates basic and diluted net income (loss) per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.  Under the two-class method, our Class A common stock is assumed to receive a 54% greater participation in undistributed earnings (losses) than our Class B common stock, in accordance with the classes’ respective dividend rights.

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

The tables below reconcile the numerators and denominators of basic and diluted net income (loss) per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 25, 2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) allocated, basic	$2,102	$648	$(2,979)	$(937)
Conversion of Class B to Class A shares	648	-	-	-
Effect of share-based compensation on allocated net income (loss)	(1)	-	-	-
Net income (loss) allocated, diluted	$2,749	$648	$(2,979)	$(937)

Denominator:
Weighted average shares outstanding, basic	9,198	4,361	9,167	4,387
Conversion of Class B to Class A shares	4,361	-	-	-
Dilutive effect of share-based compensation	85	-	-	-
Weighted average shares outstanding, diluted	13,644	4,361	9,167	4,387

	13 Weeks Ended		26 Weeks Ended
	January 26, 2013
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$6,373	$2,503	$10,463	$4,123
Conversion of Class B to Class A shares	2,503	-	4,123	-
Effect of share-based compensation on allocated net income	-	-	-	-
Net income allocated, diluted	$8,876	$2,503	$14,586	$4,123

Denominator:
Weighted average shares outstanding, basic	8,396	5,086	7,972	5,500
Conversion of Class B to Class A shares	5,086	-	5,500	-
Dilutive effect of share-based compensation	108	-	118	-
Weighted average shares outstanding, diluted	13,590	5,086	13,590	5,500

Outstanding stock options to purchase Class A shares of 5 and 7 were excluded from the calculation of diluted net income per share at January 25, 2014 and January 26, 2013, respectively, as a result of their anti-dilutive effect.  In addition, 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at both January 25, 2014 and January 26, 2013 due to their anti-dilutive effect.

As a result of the net loss in the six-month period ended January 25, 2014, all outstanding stock options and restricted Class A shares were excluded from the diluted net loss per share calculation for the six-month period ended January 25, 2014 due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013

Service cost	$730	$818	$1,460	$1,636
Interest cost on projected benefit obligations	694	618	1,388	1,236
Expected return on plan assets	(797)	(694)	(1,594)	(1,388)
Amortization of gains and losses	201	529	402	1,058
Amortization of prior service costs	-	2	-	4

Net periodic pension cost	$828	$1,273	$1,656	$2,546

As of January 25, 2014, the Company has contributed $128 to its pension plans in fiscal 2014.  The Company expects to contribute approximately $3,000 during fiscal 2014 to fund its pension plans.

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

The Company recorded a $10,052 charge to income tax expense in the fiscal quarter ended October 26, 2013, which includes a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increased our accrued tax liability to reflect the estimated total tax due if the Company is unable to overturn the Court’s decision upon appeal.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance as of July 27, 2013	$17,640
Additions based on tax positions related to the prior periods	7,589
Additions based on tax positions related to the current period	1,019
Balance as of January 25, 2014	$26,248

Unrecognized tax benefits at January 25, 2014 and July 27, 2013 include tax positions of $17,061 and $11,466 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense.  The Company recognized $586 and $8,973 related to interest and penalties on income taxes in the fiscal quarter and six-month period ended January 25, 2014, respectively.  The amount of accrued interest and penalties included in the consolidated balance sheet was $14,793 and $5,820 at January 25, 2014 and July 27, 2013, respectively.

6. LEASE OBLIGATIONS ON CLOSED STORES

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in the fiscal quarter ended January 25, 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  As of January 25, 2014, $237 of these costs has been paid, with a remaining liability of $3,244.

The Company is also constructing another replacement store expected to open in late fiscal 2014, for which we will have additional lease obligations remaining on the existing store of approximately $800 at the expected closing date.  We will record a charge to Operating and administrative expense for the remaining lease obligations, net of estimated sublease income, in the fiscal quarter in which we cease using the existing store.

7. COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm.  The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits.  During the second quarter of fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village has recorded estimated insurance recoveries.  In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of claims due for all Wakefern members.  Final resolution of our insurance claim related to the storm could have a material impact on our results of operations.

The Company is involved in other litigation incidental to the normal course of business. Excluding the tax litigation with the State of New Jersey as described in Note 5, Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

8. SUBSEQUENT EVENTS

At January 25, 2014, the Company had a $23,219 note receivable due from Wakefern earning a fixed rate of 7%. Wakefern prepaid the note on February 15, 2014.  The Company invested the proceeds received and additional funds previously invested in demand deposits at Wakefern in variable rate notes receivable from Wakefern of $40,000 on February 15, 2014.  Half of these notes earn interest at the prime rate plus .25% and mature in 3.5 years and half earn interest at the prime rate plus 1.25% and mature in 5 years.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes.  However, interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                  AND RESULTS OF OPERATIONS
(Dollars in Thousands)
OVERVIEW

The Company operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.   Village opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey on November 6, 2013 that serves the greater Morristown area and replaced the Morris Plains store.  The greater Morristown store builds on the Village Food Garden concept introduced last year in our remodeled Livingston store.  Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

The Company’s stores, six of which are owned, average 58,000 total square feet.  Larger store sizes enable the Company to offer the specialty departments that customers desire for one-stop shopping, including pharmacies, natural and organic departments, ethnic and international foods, and home meal replacement.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 25, 2014	January 26, 2013	January 25, 2014		January 26, 2013
Sales	100.00%	100.00%	100.00%		100.00%
Cost of sales	73.14	73.07	73.43		73.18
Gross profit	26.86	26.93	26.57		26.82
Operating and administrative expense	23.99	21.83	23.55		22.12
Depreciation and amortization	1.38	1.32	1.40		1.34
Operating income	1.49	3.78	1.62		3.36
Income from partnerships	-	0.38	-		0.20
Interest expense	(0.26)	(0.23)	(0.24)		(0.26)
Interest income	0.17	0.18	0.18		0.18
Income before taxes	1.40	4.11	1.56		3.48
Income taxes	0.68	1.73	2.10		1.46
Net income (loss)	0.72%	2.38%	(0.54	) %	2.02%

Sales.  Sales were $392,241 in the second quarter of fiscal 2014, an increase of 2.6% compared to the second quarter of the prior year.  Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013.  Same store sales were flat.  Sales increased in both Maryland stores and in stores that were closed for periods up to eight days in the second quarter of the prior year due to superstorm Sandy.  These increases were offset by decreased sales due to three store openings by competitors and reduced sales in stores that reopened quickly after Sandy in the prior year.  Sales were also negatively impacted by a lack of inflation, reductions in overall SNAP benefits and the prior year including disaster SNAP benefits following Sandy.  Sales continue to be impacted by economic weakness and high unemployment, as consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  The Company expects same store sales in fiscal 2014 to range from a decrease of .5% to an increase of 1.0%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $749,287 in the six-month period of fiscal 2014, an increase of 1.2% from the prior year. Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013.  Same store sales decreased 0.2% due to three store openings by competitors, very high sales in the prior year as customers prepared for Sandy and reduced sales in stores that reopened quickly after the storm.  These decreases were partially offset by increased sales in the Maryland stores and in stores that were closed for periods up to eight days in the prior year due to Sandy.

Gross Profit.  Gross profit as a percentage of sales decreased .07% in the second quarter of fiscal 2014 compared to the second quarter of the prior year due to decreased departmental gross margin percentages (.30%) and higher promotional spending (.07%).  Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors. These decreases were partially offset by improved product mix (.10%) and higher patronage dividends (.19%).  Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2014 (.35%) and fiscal 2013 (.23%).

Gross profit as a percentage of sales decreased .25% in the six-month period of fiscal 2014 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages (.51%). These decreases were partially offset by improved product mix (.11%) and higher patronage dividends (.12%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased 2.16% in the second quarter of fiscal 2014 compared to the second quarter of the prior year due primarily to a charge for future lease obligations resulting from the closure of the Morris Plains store (.89%), higher payroll (.46%), healthcare (.17%), and snow removal costs (.09%), increased legal and consulting fees (.23%) and pre-opening costs for the greater Morristown replacement store (.16%).  Payroll costs increased due to efforts to enhance the customer experience and provide additional services, including the addition and expansion of ShopRite from Home in several of our stores and our Village Food Garden at both the greater Morristown replacement store and the remodeled Livingston store. These increases were partially offset by a reduction in non-union pension expense (.13%).  In addition, the second quarter of the prior year included insurance recoveries (.08%).

Operating and administrative expense as a percentage of sales increased 1.43% in the six-month period of fiscal 2014 compared to the six-month period of the prior year primarily due a charge for future lease obligations resulting from the closure of the Morris Plains store (.46%), higher payroll (.34%) and healthcare costs (.20%), increased legal and consulting fees (.17%) and pre-opening costs for the greater Morristown replacement store (.13%).  These increases were partially offset by a reduction in non-union pension expense (.13%).  In addition, the prior fiscal year included a charge from the settlement of a dispute with a landlord (.09%) and income from settlement of the national credit card lawsuit (.16%).

 Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2014 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Income from Partnerships.  Income from partnerships in the second quarter and six-month periods of fiscal 2013 of $1,450 are distributions received from two partnerships that exceeded the invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

Interest Expense.  Interest expense increased in the second quarter of fiscal 2014 and decreased in the six-month period of fiscal 2014 compared to the corresponding periods of the prior year due to changes in the amount of interest costs capitalized.

Interest Income.  Interest income decreased slightly in the second quarter and six-month periods of fiscal 2014 compared to the corresponding periods of the prior year due to lower amounts invested.

Income Taxes.  The effective income tax rate was 48.7% in the second quarter of fiscal 2014 compared to 42.1% in the second quarter of the prior year.  The increase in the effective tax rate is due to the impact of the unfavorable ruling by the New Jersey Tax Court, which increased accrued interest and penalties in the current quarter.

As described in note 5 to the consolidated condensed financial statements, income taxes in the six-month period of fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court.  Excluding this charge, the effective income tax rate was 48.4% in the six-month period of fiscal 2014 compared to 42.0% in the six-month period of the prior year.  The increase in the effective tax rate is due to the impact of the New Jersey Tax Court decision, which increased accrued interest and penalties in the current year.

Net Income (Loss).  Net income was $2,818 in the second quarter of fiscal 2014 compared to $9,104 in the second quarter of the prior year.  The second quarter of fiscal 2014 includes a charge for future lease obligations due to the closure of the Morris Plains store of $2,012 (net of tax) and the second quarter of the prior year includes income from a partnership distribution of $840 (net of tax).  Excluding these two items, net income decreased 42% in the second quarter of fiscal 2014 compared to the prior year primarily due to flat same store sales, higher operating expenses as a percentage of sales and an increase in the income tax rate as a result of the New Jersey Tax Court decision.

The Company recorded a net loss of $4,012 in the six-month period of fiscal 2014 as compared to net income of $14,959 in the six-month period of the prior year.  Fiscal 2014 includes a $10,052 charge to income tax expense as a result of the unfavorable ruling by the New Jersey Tax Court and a charge for future lease obligations due to the closure of the Morris Plains store of $2,012 (net of tax), while fiscal 2013 includes income from the national credit card lawsuit of $693 (net of tax), income from a partnership distribution of $840 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).  Excluding these items from both fiscal years, net income in the six-month period of fiscal 2014 declined 42% compared to the prior year primarily due to flat same store sales, lower gross profit percentages, higher operating expenses as a percentage of sales and an increase in the income tax rate as a result of the New Jersey Tax Court decision.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.  As of January 25, 2014, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $31,088 in the six-month period of fiscal 2014 compared to $30,756 in the corresponding period of the prior year. The slight increase is due to increases in payables and other liabilities offset by a decrease in net income and a larger increase in merchandise inventories compared to the prior fiscal year.  During the first six-months of fiscal 2014, Village used cash to fund capital expenditures of $29,238 and dividends of $6,164.  Capital expenditures include the construction of two replacement stores.

Village has budgeted approximately $45,000 for capital expenditures in fiscal 2014.   Planned expenditures include the construction of two replacement stores, one of which began in fiscal 2013.  The Company’s primary sources of liquidity in fiscal 2014 are expected to be cash and cash equivalents on hand at January 25, 2014 and operating cash flow generated in fiscal 2014.

Working capital was $71,224 at January 25, 2014 compared to $94,299 at July 27, 2013. The working capital ratio was 1.5 to 1 at January 25, 2014 compared to 1.8 to 1 at July 27, 2013. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of January 25, 2014 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013, except for an additional $657 required investment in Wakefern stock and the additional unrecognized tax benefits as a result of the unfavorable ruling by the New Jersey Tax Court.

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

•	We expect same store sales to range from a decrease of .5% to an increase of 1.0% in fiscal 2014.
•
During the last few years, the supermarket industry was impacted by changing consumer behavior due to the weak economy and high unemployment.  Consumers continue to spend cautiously by trading down to lower priced items, including private label, and concentrating their buying on sale items.  Management expects these trends to continue in fiscal 2014.

•	We expect slight retail price inflation in fiscal 2014.
•	Several stores will be negatively impacted by the reduction in SNAP benefits that began on November 1, 2013.
•	We have budgeted $45,000 for capital expenditures in fiscal 2014. This amount includes the construction of two replacement stores, one of which began in fiscal 2013.
•	The Board’s current intention is to continue to pay quarterly dividends in 2014 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•
We expect our effective income tax rate in fiscal 2014 to be 46.5% - 47.5%.  Excluding interest and penalties related to unrecognized tax benefits, we expect our effective income tax rate in fiscal 2014 to be 41.5% - 42.5%.

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

•
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania and two in Maryland. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole. Economic conditions such as inflation, deflation, and fluctuations in interest rates, energy costs and unemployment rates may adversely affect our sales and profits.

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

•
The Company is constructing a replacement store expected to open in late fiscal 2014, for which we will have lease obligations remaining on the existing store of approximately $800 at the expected closing date.  We will record a charge to operating and administrative expense for the remaining lease obligations, net of estimated sublease income, in the fiscal quarter in which we cease using the existing store.

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

RELATED PARTY TRANSACTIONS
A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first six months of fiscal 2014 except for an additional required investment in Wakefern common stock of $657 and the investment in notes receivable described in note 8 to the consolidated condensed financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 25, 2014, the Company had demand deposits of $80,800 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 25, 2014, the Company had a $23,219 note receivable due from Wakefern earning a fixed rate of 7%. Wakefern prepaid the note on February 15, 2014.  The Company invested the proceeds received and additional funds previously invested in demand deposits at Wakefern in variable rate notes receivable from Wakefern of $40,000 on February 15, 2014.  Half of these notes earn interest at the prime rate plus .25% and mature in 3.5 years and half earn interest at the prime rate plus 1.25% and mature in 5 years.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes.  However, interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no significant changes in internal controls over financial reporting during the second quarter of fiscal 2014.

PART II - OTHER INFORMATION

Item 6.                      Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 4, 2014

101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: March 4, 2014	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: March 4, 2014	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)