Form 10-Q
period 2014-04-26
VILLAGE SUPER MARKET INC
filed 2014-06-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  April 26, 2014

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

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____    No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 3, 2014

Class A Common Stock, No Par Value	9,692,698 Shares
Class B Common Stock, No Par Value	4,360,998 Shares

VILLAGE SUPER MARKET, INC.

INDEX

PART I	PAGE NO.

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Statements of Operations	4

Consolidated Condensed Statements of Comprehensive Income (Loss)	5

Consolidated Condensed Statements of Cash Flows	6

Notes to Consolidated Condensed Financial Statements .	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .	10-14

Item 3. Quantitative & Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II

OTHER INFORMATION

Item 6. Exhibits	15

Signatures	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in Thousands) (Unaudited)

	April 26, 2014	July 27, 2013
ASSETS
Current assets
Cash and cash equivalents	$73,394	$109,571
Merchandise inventories	44,879	41,515
Patronage dividend receivable	9,133	11,810
Note receivable from Wakefern	-	22,421
Other current assets	25,911	20,047
Total current assets	153,317	205,364

Property, equipment and fixtures, net	201,517	176,981
Notes receivable from Wakefern	40,197	-
Investment in Wakefern	25,012	24,355
Goodwill	12,057	12,057
Other assets	8,758	8,655

	$440,858	$427,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capital and financing lease obligations	$170	$10
Current portion of notes payable to Wakefern	660	600
Accounts payable to Wakefern	59,449	59,465
Accounts payable and accrued expenses	31,868	31,709
Income taxes payable	39,248	19,281
Total current liabilities	131,395	111,065

Capital and financing lease obligations	40,887	41,019
Notes payable to Wakefern	1,254	1,719
Other liabilities	32,395	29,049

Commitments and contingencies

Shareholders' Equity
Class A common stock - no par value, issued 10,147 shares at April 26, 2014 and 9,440 shares at July 27, 2013	47,231	44,543
Class B common stock - no par value, issued and outstanding 4,361 shares at April 26, 2014 and 4,780 shares at July 27, 2013	708	776
Retained earnings	200,984	211,109
Accumulated other comprehensive loss	(8,111)	(8,467)
Less cost of Class A treasury shares (454 at April 26, 2014 and 375 at July 27, 2013)	(5,885)	(3,401)
Total shareholders’ equity	234,927	244,560

	$440,858	$427,412

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in Thousands except Per Share Amounts) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013

Sales	$372,511	$359,808	$1,121,798	$1,100,134

Cost of sales	272,074	262,494	822,297	804,262

Gross profit	100,437	97,314	299,501	295,872

Operating and administrative expense	88,524	84,101	264,960	247,797

Depreciation and amortization	5,516	5,063	16,038	15,005

Operating income	6,397	8,150	18,503	33,070

Income from partnerships	-	-	-	1,450

Interest expense	(916)	(944)	(2,673)	(2,886)

Interest income	659	704	2,008	2,068

Income before income taxes	6,140	7,910	17,838	33,702

Income taxes	2,952	3,288	18,663	14,121

Net income (loss)	$3,188	$4,622	$(825)	$19,581

Net income (loss) per share:
Class A common stock:
Basic	$0.26	$0.38	$(0.06)	$1.68
Diluted	$0.23	$0.33	$(0.06)	$1.40

Class B common stock:
Basic	$0.17	$0.25	$(0.05)	$1.01
Diluted	$0.17	$0.25	$(0.05)	$1.01

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands) (Unaudited)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013

Net income (loss)	$3,188	$4,622	$(825)	$19,581

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	119	313	356	940

Comprehensive income (loss)	$3,307	$4,935	$(469)	$20,521

(1) Amounts are net of tax of $82 and $218 for the 13 weeks ended April 26, 2014 and April 27, 2013, respectively, and $247 and $653 for the 39 weeks ended April 26, 2014 and April 27, 2013, respectively. All amounts are reclassified from accumulated other comprehensive loss to Operating and administrative expense.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in Thousands) (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	April 26, 2014	April 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(825)	$19,581
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,038	15,005
Deferred taxes	(6,969)	(4,338)
Provision to value inventories at LIFO	250	300
Non-cash share-based compensation	2,442	2,422
Income from partnerships	-	(1,450)

Changes in assets and liabilities:
Merchandise inventories	(3,614)	(1,392)
Patronage dividend receivable	2,677	2,500
Accounts payable to Wakefern	(16)	(2,138)
Accounts payable and accrued expenses	1,176	(1,228)
Income taxes payable	19,967	4,156
Other assets and liabilities	4,719	1,613
Net cash provided by operating activities	35,845	35,031

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(41,435)	(14,533)
Investment in notes receivable from Wakefern	(41,196)	(1,119)
Maturity of notes receivable from Wakefern	23,420	-
Proceeds from partnerships	-	1,980
Net cash used in investing activities	(59,211)	(13,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	217	1,062
Excess tax benefit related to share-based compensation	46	369
Principal payments of long-term debt	(1,204)	(1,451)
Treasury stock purchases	(2,569)	-
Dividends	(9,301)	(21,006)
Net cash used in financing activities	(12,811)	(21,026)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,177)	333

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,571	103,103

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,394	$103,436

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,189	$3,010
Income taxes	$5,620	$13,934

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in Thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 26, 2014 and the consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen and thirty-nine week periods ended April 26, 2014 and April 27, 2013 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2013 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 26, 2014 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both April 26, 2014 and July 27, 2013, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,036 and $14,786 higher than reported at April 26, 2014 and July 27, 2013, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income (loss) per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 26, 2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) allocated, basic	$2,395	$720	$(595)	$(205)
Conversion of Class B to Class A shares	720	-	-	-
Effect of share-based compensation on allocated net income (loss)	-	-	-	-
Net income (loss) allocated, diluted	$3,115	$720	$(595)	$(205)

Denominator:
Weighted average shares outstanding, basic	9,288	4,361	9,207	4,378
Conversion of Class B to Class A shares	4,361	-	-	-
Dilutive effect of share-based compensation	30	-	-	-
Weighted average shares outstanding, diluted	13,679	4,361	9,207	4,378

	13 Weeks Ended		39 Weeks Ended
	April 27, 2013
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,245	$1,262	$13,698	$5,394
Conversion of Class B to Class A shares	1,262	-	5,394	-
Effect of share-based compensation on allocated net income	5	(3)	-	-
Net income allocated, diluted	$4,512	$1,259	$19,092	$5,394

Denominator:
Weighted average shares outstanding, basic	8,492	5,007	8,146	5,336
Conversion of Class B to Class A shares	5,007	-	5,336	-
Dilutive effect of share-based compensation	96	-	110	-
Weighted average shares outstanding, diluted	13,595	5,007	13,592	5,336

Outstanding stock options to purchase Class A shares of 443 and 3 were excluded from the calculation of diluted net income per share at April 26, 2014 and April 27, 2013, respectively, as a result of their anti-dilutive effect.  In addition, 288 and 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 26, 2014 and April 27, 2013, respectively, due to their anti-dilutive effect.

As a result of the net loss in the nine-month period ended April 26, 2014, all outstanding stock options and restricted Class A shares were excluded from the diluted net loss per share calculation for the nine-month period ended April 26, 2014 due to their anti-dilutive effect.

On March 14, 2014 the Board of Directors of the Company granted 225 incentive stock options and 288 restricted stock awards to employees and directors under the Village Super Market, Inc. 2010 Stock Plan.  Incentive stock options, which were granted at the fair value of the Company’s stock, vest primarily over a three-year service period and are exercisable up to ten years from the date of grant.  Restricted stock awards vest over a three-year service period.  The Company is recording compensation expense for these grants over the vesting period.

The Company recorded compensation expense in the quarter ended April 26, 2014 for these grants in the amount of $372. The grant date fair value of the restricted shares was $8,291. The fair value of the options was estimated at $6.41 per share using the Black-Scholes option pricing model with the following assumptions: expected life – six years; expected volatility – 32.2%; expected dividend yield – 3.5%; and risk free interest rate- 1.85%. In addition, the total fair value of restricted shares vested in the third quarter of fiscal 2014 was $8,663.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013

Service cost	$730	$818	$2,190	$2,454
Interest cost on projected benefit obligations	694	618	2,082	1,854
Expected return on plan assets	(797)	(694)	(2,391)	(2,082)
Amortization of gains and losses	201	529	603	1,587
Amortization of prior service costs	-	2	-	6

Net periodic pension cost	$828	$1,273	$2,484	$3,819

As of April 26, 2014, the Company has contributed $178 to its pension plans in fiscal 2014.  The Company expects to contribute approximately $3,000 during fiscal 2014 to fund its pension plans.

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

The Company recorded a $10,052 charge to income tax expense in the fiscal quarter ended October 26, 2013, which includes a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increased our accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company is unable to overturn the Court’s decision upon appeal.  It is reasonably possible that this matter will be resolved within the next twelve months.  A favorable resolution could result in a reduction in gross unrecognized tax benefits of up to $26,790.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance as of July 27, 2013	$17,640
Additions based on tax positions related to the prior periods	7,589
Additions based on tax positions related to the current period	1,561
Balance as of April 26, 2014	$26,790

Unrecognized tax benefits at April 26, 2014 and July 27, 2013 include tax positions of $17,414 and $11,466 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense.  The Company recognized $680 and $9,653 related to interest and penalties on income taxes in the fiscal quarter and nine-month period ended April 26, 2014, respectively.  The amount of accrued interest and penalties included in the consolidated balance sheet was $15,473 and $5,820 at April 26, 2014 and July 27, 2013, respectively.

6. LEASE OBLIGATIONS ON CLOSED STORES

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in the fiscal quarter ended January 25, 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  As of April 26, 2014, $493 of these costs has been paid, with a remaining liability of $2,988.

On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The Company has additional lease obligations remaining on the replaced Union store of approximately $800 as of the closing date.  We expect to record a charge to Operating and administrative expense for these remaining lease obligations on the closed Union store, net of estimated sublease income, in the fourth quarter of fiscal 2014.

7. COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During the second quarter of fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village has recorded estimated insurance recoveries. Net of payments received, the related insurance receivable was $2,290 at April 26, 2014. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of remaining claims due for all Wakefern members. The suit is the result of different interpretations of policy terms. Final resolution of our insurance claim related to the storm could have a material impact on our results of operations.

The Company is involved in other litigation incidental to the normal course of business. Excluding the tax litigation with the State of New Jersey as described in Note 5, Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

8. NOTES RECEIVABLE FROM WAKEFERN

On February 15, 2014, Village received $23,420 as prepayment of notes receivable due from Wakefern.  These notes earned interest at a fixed rate of 7%.  The Company invested the proceeds received and additional funds previously invested in demand deposits at Wakefern in variable rate notes receivable from Wakefern of $40,000 on February 15, 2014.  Half of these notes earn interest at the prime rate plus .25% and mature in 3.5 years and half earn interest at the prime rate plus 1.25% and mature in 5 years.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes,  although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

The Company operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides the Company many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.   On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey that replaced our existing 40,000 sq. ft. store in Union.  On November 6, 2013, Village opened a 77,000 sq. ft. store in Hanover Township, New Jersey that serves the greater Morristown area and replaced the 40,000 sq. ft. Morris Plains store.  The greater Morristown and Union stores include the Village Food Garden concept introduced last year in our remodeled Livingston store.  Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 26, 2014	April 27, 2013	April 26, 2014		April 27, 2013
Sales	100.00%	100.00%	100.00%		100.00%
Cost of sales	73.04	72.95	73.30		73.11
Gross profit	26.96	27.05	26.70		26.89
Operating and administrative expense	23.76	23.37	23.62		22.52
Depreciation and amortization	1.48	1.41	1.43		1.36
Operating income	1.72	2.27	1.65		3.01
Income from partnerships	-	-	-		0.13
Interest expense	(0.25)	(0.27)	(0.24)		(0.27)
Interest income	0.18	0.20	0.18		0.19
Income before taxes	1.65	2.20	1.59		3.06
Income taxes	0.79	0.92	1.66		1.28
Net income (loss)	0.86%	1.28%	(0.07	) %	1.78%

Sales.  Sales were $372,511 in the third quarter of fiscal 2014, an increase of 3.5% compared to the third quarter of the prior year.  Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013.  Same store sales increased .4% due to higher sales in both Maryland stores, partially offset by decreased sales due to two store openings by competitors.  The Company expects same store sales in fiscal 2014 to range from a decrease of .5% to an increase of .5%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $1,121,798 in the nine-month period of fiscal 2014, an increase of 2.0% from the prior year.  Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013.  Same store sales were flat as increased sales in both Maryland stores and in stores that were closed for periods of up to eight days in the prior year due to superstorm Sandy were offset by lower sales due to three store openings by competitors, very high sales in the prior year as customers prepared for Sandy, and reduced sales in stores that reopened quickly after the storm.

Gross Profit.  Gross profit as a percentage of sales decreased .09% in the third quarter of fiscal 2014 compared to the third quarter of the prior year primarily due to decreased departmental gross margin percentages (.16%) and higher promotional spending (.07%).  These decreases were partially offset by improved product mix (.06%) and higher patronage dividends (.06%).

Gross profit as a percentage of sales decreased .19% in the nine-month period of fiscal 2014 compared to the corresponding period of the prior year primarily due to decreased departmental gross margin percentages (.39%).  Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors.  This decrease was partially offset by improved product mix (.09%) and higher patronage dividends (.10%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .39% in the third quarter of fiscal 2014 compared to the third quarter of the prior year primarily due to pre-opening costs (.15%) for the Union replacement store, higher payroll (.14%), healthcare (.07%), and repair and snow removal costs (.17%).   Payroll costs increased due to efforts to enhance the customer experience and provide additional services, including the addition and expansion of ShopRite from Home in several stores and our Village Food Garden at both the greater Morristown replacement store and the remodeled Livingston store.  These increases were partially offset by a reduction in non-union pension expense (.13%).

Operating and administrative expense as a percentage of sales increased 1.10% in the nine-month period of fiscal 2014 compared to the nine-month of the prior year primarily due to a charge for future lease obligations resulting from the closure of the Morris Plains store (.31%), higher payroll (.26%), healthcare (.14%) and repair and snow removal costs (.13%), increased legal and consulting fees (.13%) and pre-opening costs for the greater Morristown and Union replacement stores (.16%).  These increases were partially offset by a reduction in non-union pension expense (.12%).  In addition, the prior fiscal year included a charge from the settlement of a dispute with a landlord (.06%) and income from settlement of the national credit card lawsuit (.11%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2014 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Income from Partnerships. Income from partnerships in the nine-month period of fiscal 2013 of $1,450 represents distributions received from two partnerships that exceeded the invested amounts. The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers. The Company remains a tenant in one of these shopping centers.

Interest Expense.  Interest expense decreased in the third-quarter and nine-month period of fiscal 2014 compared to the corresponding periods of the prior year due to changes in the amounts of interest costs capitalized.

Interest Income.  Interest income decreased slightly in the third-quarter and nine-month periods of fiscal 2014 compared to the corresponding periods of the prior year due to lower amounts invested.

Income Taxes.  The effective income tax rate was 48.1% in the third quarter of fiscal 2014 compared to 41.6% in the third quarter of the prior year.  The increase in the effective tax rate is due to the impact of the unfavorable ruling by the New Jersey Tax Court, which increased accrued interest and penalties in the current quarter.

As described in Note 5 to the consolidated condensed financial statements, income taxes in the nine-month period of fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court.   Excluding this charge, the effective tax rate was 48.3% in the nine-month period of fiscal 2014 compared to 41.9% in the nine-month period of the prior year.  The increase in the effective tax rate is due to the impact of New Jersey Tax Court decision, which increased accrued interest and penalties in the current year.

Net Income (Loss).  Net income was $3,188 in the third quarter of fiscal 2014, a decrease of 31% from the third quarter of the prior year.  The third quarter of fiscal 2014 includes pre-opening costs for the replacement store in Union of $316 (net of tax) and a higher tax rate due to the impact of the unfavorable ruling by the New Jersey Tax Court of $440.  Excluding these two items, net income decreased 15% in the third quarter of fiscal 2014 compared to the prior year primarily due to a low same store sales increase, lower gross margin percentages and higher operating expenses as percentages of sales.

The Company recorded a net loss of $825 in the nine-month period of fiscal 2014 compared to net income of $19,581 in the nine-month period of the prior year.  Fiscal 2014 includes a $10,052 charge to income tax expense and a $1,163 increase in the effective tax rate as a result of the unfavorable ruling by the New Jersey Tax Court, a charge for future lease obligations due to the closure of the Morris Plains store of $2,012 (net of tax) and pre-opening costs for the replacement stores in Union and greater Morristown of $1,015 of (net of tax), while fiscal 2013 includes income from the national credit card lawsuit of $693 (net of tax), income from a partnership distribution of $840 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).  Excluding these items from both fiscal years, net income in the nine-month period of fiscal 2014 declined 27% compared to the prior year primarily due to flat same store sales, lower gross margin percentages and higher operating expenses as a percentage of sales.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, accounting for share-based compensation, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.  As of April 26, 2014, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35,845 in the nine-month period of fiscal 2014 compared to $35,031 in the corresponding period of the prior year.  During the first nine-months of fiscal 2014, Village used cash to fund capital expenditures of $41,435 and dividends of $9,301.  Capital expenditures include the construction of two replacement stores.

Village expects capital expenditures of $50,000 in fiscal 2014.   This amount includes the construction of two replacement stores, one of which began in fiscal 2013.  The Company’s primary sources of liquidity in fiscal 2014 are expected to be cash and cash equivalents on hand at April 26, 2014 and operating cash flow generated in fiscal 2014.

Working capital was $21,922 at April 26, 2014 compared to $94,299 at July 27, 2013. The working capital ratio was 1.2 to 1 at April 26, 2014 compared to 1.8 to 1 at July 27, 2013.  The decrease in working capital is due primarily to the $40,197 investment in long-term notes receivable on February 15, 2014, increased income tax liabilities as result of the New Jersey Tax Court decision and capital expenditures.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of April 26, 2014 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013, except for an additional $657 required investment in Wakefern stock and the additional unrecognized tax benefits as a result of the unfavorable ruling by the New Jersey Tax Court.

OUTLOOK

This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  same store sales; economic conditions; uninsured losses; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,”  “should,” “intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

●	We expect same store sales to range from a decrease of .5% to an increase of .5% in fiscal 2014.

●	We expect slight retail price inflation in fiscal 2014.

●	We expect $50,000 of capital expenditures in fiscal 2014. This amount includes the construction of two replacement stores, one of which began in fiscal 2013.

●	The Board’s current intention is to continue to pay quarterly dividends in 2014 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

●
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

●
We expect our effective income tax rate in fiscal 2014 to be 47.0% - 48.0%.  Excluding interest and penalties related to unrecognized tax benefits, we expect our effective income tax rate in fiscal 2014 to be 41.5% - 42.5%.

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

●
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores sales, marketing costs and operating performance remain worse than initially projected as we continue to build market share and brand awareness. If these trends continue, the Company’s results of operations could be materially impacted.

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

●
On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The Company has additional lease obligations remaining on the replaced Union store of approximately $800 as of the closing date.  We expect to record a charge to Operating and administrative expense for these remaining lease obligations on the closed Union store, net of estimated sublease income, in the fourth quarter of fiscal 2014.

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

●
We provide health benefits to a large number of our employees, primarily through multi-employer health plans.  Effective January 1, 2015, the Patient Protection and Affordable Care Act will impose new mandates on employers that could significantly increase the number of employees receiving benefits and our required contributions to these multi-employer health plans.  We are not able at this time to determine the impact of the law, as it will depend on many factors, including finalization of rules implementing the law, the number of additional employees that we will be required to provide health benefits, the number of eligible employees that enroll for medical benefits, and negotiation of collective bargaining agreements, which could be material to our results of operations.

●
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

RELATED PARTY TRANSACTIONS

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first nine months of fiscal 2014 except for an additional required investment in Wakefern common stock of $657 and the investment in notes receivable described in note 8 to the consolidated condensed financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 26, 2014, the Company had demand deposits of $53,700 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

 On February 15, 2014, Village received $23,420 as prepayment of notes receivable due from Wakefern.  These notes earned interest at a fixed rate of 7%.  The Company invested the proceeds received and additional funds previously invested in demand deposits at Wakefern in variable rate notes receivable from Wakefern of $40,000 on February 15, 2014.  Half of these notes earn interest at the prime rate plus .25% and mature in 3.5 years and half earn interest at the prime rate plus 1.25% and mature in 5 years.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 26, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.                      Exhibits

Exhibit 10.10	42-Month Adjustable Rate Promissory Note

Exhibit 10.11	42-Month Adjustable Rate Promissory Note

Exhibit 10.12	60-Month Adjustable Rate Promissory Note

Exhibit 10.13	60-Month Adjustable Rate Promissory Note

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated June 3, 2014

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Date: June 4, 2014	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Date: June 4, 2014	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)