Form 10-K
period 2014-07-26
VILLAGE SUPER MARKET INC
filed 2014-10-08
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended:  July 26, 2014

COMMISSION FILE NUMBER:   0-33360

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1576170
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

733 MOUNTAIN AVENUE, SPRINGFIELD, NEW JERSEY	07081
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 467-2200

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $172.8 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.5 million based upon the closing price of the Class A shares on the NASDAQ on January 25, 2014, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Class	Outstanding at October 3, 2014

Class A common stock, no par value	9,692,698 Shares
Class B common stock, no par value	4,360,998 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the 2014 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 12, 2014 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

PART I

ITEM I.   BUSINESS

 (All dollar amounts in this report are in thousands, except per square foot data).

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.   Village operates a chain of 29 ShopRite supermarkets, eighteen of which are located in northern New Jersey, eight in southern New Jersey, two in Maryland and one in northeastern Pennsylvania.   The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices with superior customer service.  During fiscal 2014, sales per store were $52,367 and sales per average square foot of selling space were $1,153.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card also strengthens customer loyalty.

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

Below is a summary of the range of store sizes at July 26, 2014:

Total Square Feet	Number of Stores

Greater than 60,000	14
50,001 to 60,000	8
40,000 to 50,000	5
Less than 40,000	2

Total	29

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The greater Morristown and Union stores include the Village Food Garden concept previously introduced in our remodeled Livingston store. Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

Village also has on-site registered dieticians in thirteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  Our greater Morristown store offers customers expanded services including a culinary classroom, fitness studio and a learning and childcare center.

We have twelve stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.  Additionally, we have commenced a mobile shopping pilot program at one store that allows in-store shoppers to scan and express pay for their purchases via our smart phone app.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2014	2013	2012

Groceries	37.2%	37.9%	38.3%
Dairy and Frozen	17.5	17.8	17.8
Produce	11.8	11.5	11.3
Meats	10.5	10.5	10.5
Non-Foods	8.1	8.0	7.9
Deli and prepared food	6.3	5.6	5.4
Pharmacy	4.1	4.1	4.3
Seafood	2.4	2.5	2.5
Bakery	2.1	2.1	2.0
	100%	100%	100%

A variety of factors affect the profitability of each of the Company's stores, including local competitors, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community.  Village continually evaluates individual stores to determine if they should be closed, remodeled or replaced.

DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

Village has budgeted $25 million for capital expenditures for fiscal 2015.  Planned expenditures include three major remodels and several smaller remodels.

In fiscal 2014, Village completed the construction of a replacement store in Union, New Jersey, and a replacement store in Hanover Township, New Jersey that serves the greater Morristown area and replaced the Morris Plains, New Jersey store.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 13.7% of Wakefern’s outstanding stock as of July 26, 2014.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 321 supermarkets and other retail formats, including 89 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs, including the ShopRite Price Plus card, and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 10.8% of sales in fiscal 2014.

Wakefern distributes as a "patronage dividend" to each of its stockholders, a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, and retail technology support, including shoprite.com and the ShopRite smart phone app.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholder’s Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholder Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2014, 2013 and 2012.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $25,012 at July 26, 2014.  The total amount of debt outstanding from all capital pledges to Wakefern is $1,741 at July 26, 2014.  The maximum per store capital contribution increased from $825 to $850 in fiscal 2014, resulting in an additional $657 capital pledge, which was paid in fiscal 2014.

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

Wakefern and Village have responded to customers increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  On-line shopping is available in twelve store locations with store pick-up and delivery options servicing our current market.  Additionally, we have commenced a mobile shopping pilot program at one store that allows in-store shoppers to scan and express pay for their purchases via our smart phone app.

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

Village uses digital surveillance systems that are integrated with the cashier monitoring systems in all stores to aid shrink reduction, increase productivity and assist in accident investigations.  These systems include electronic monitoring of the bottom of carts to reduce shrink.

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

LABOR

As of October 1, 2014, the Company employed approximately 7,050 persons with approximately 75% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between December 2014 and October 2018.  Approximately 29% of our associates are represented by unions whose contracts expire within one year.  Most of the Company’s competitors are similarly unionized.

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused website, shoprite.com, for interaction with customers and prospective employees.  This website is maintained by Wakefern for the benefit of all ShopRite supermarkets, and therefore, does not contain any financial information related to the Company.

The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder.  In addition, electronic copies of these filings can be obtained at sec.gov.

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

ITEM 1A.   RISK FACTORS

COMPETITIVE ENVIRONMENT

The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Competition with these outlets is based on price, store location, promotion, product assortment, quality and service.  Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.  In addition, Village made investments in lower prices to combat nontraditional competitors beginning in the second half of fiscal 2013.

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

Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores sales, marketing costs and operating performance remain worse than initially projected as we continue to build market share and brand awareness.  If these trends continue, the performance of our Maryland stores may negatively impact the Company’s results of operations.

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

LABOR RELATIONS

Approximately 91% of the Company’s employees are covered by collective bargaining agreements with unions. Contracts with the Company’s seven unions expire between December 2014 and October 2018.  Approximately 29% of our associates are represented by unions whose contracts expire within one year.  In future negotiations with labor unions, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations or have an adverse impact on our financial results.  Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreement, we may experience increased operating costs and an adverse impact on our results of operations.

HEALTHCARE LEGISLATION

We provide health benefits to a large number of our employees, primarily through multi-employer health plans.  Effective January 1, 2015, the Patient Protection and Affordable Care Act will impose new mandates on employers that could significantly increase the number of employees receiving benefits and our required contributions to these multi-employer health plans.  The impact of the law will depend on many factors, including finalization of rules implementing the law, the number of additional employees that we will be required to provide health benefits and the number of eligible employees that enroll for medical benefits, which could be material to our results of operations.

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

INFORMATION TECHNOLOGY

Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes.  These information systems are subject to damage or interruption from power outages, computer or telecommunications failures, computer viruses and related malicious software, catastrophic weather events, or human error.  Any material interruption of our or Wakefern’s information systems could have a material adverse impact on our results of operations.

Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems.  In addition, confidential information is transmitted through our ShopRite from Home online business at shoprite.com and through the ShopRite app.  Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems.  Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions.  It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at Wakefern or those of third-party service providers.

Any breach of these security measures and loss of confidential information, which could be undetected for a period of time, could damage our reputation with customers, vendors and associates, cause Wakefern and Village to incur significant costs to protect any customers, vendors and associates whose personal data was compromised, make changes to our information systems and could result in government enforcement actions and litigation against Wakefern and/or Village from outside parties.  Any such breach could have a material adverse impact on our operations, consolidated financial condition, results of operations, and liquidity if the related costs to Wakefern and Village are not covered or are in excess of carried insurance policies.  In addition, a security breach could require Wakefern and Village to devote significant management resources to address problems created by the security breach and restore our reputation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 26, 2014, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining 23 supermarkets (containing 1,288,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining seven are freestanding stores.  In addition to the above, the Company owns the land and building of the old Washington store, which is currently available for sale.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 26, 2014 was approximately $15,586.

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

The Company recorded a $10,052 charge to income tax expense in the fiscal quarter ended October 26, 2013, which includes a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increased our beginning of year accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company is unable to overturn the Court’s decision upon appeal.  It is reasonably possible that this matter will be resolved within the next twelve months.  A favorable resolution could result in a reduction in gross unrecognized tax benefits of up to $28,993. The ultimate resolution of these matters could materially impact our results of operations and cash flows.

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village has recorded estimated insurance recoveries. Net of payments received, the related insurance receivable was $2,290 at July 26, 2014. In October 2013, Wakefern, as the policy holder, filed suit against the primary carrier seeking payment of remaining claims due for all Wakefern members. The suit is the result of different interpretations of policy terms. Final resolution of our insurance claim related to the storm could have a material impact on our results of operations.

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

(All dollar amounts are in thousands, except per share data).

Stock Price and Dividend Information

The Class A common stock of Village Super Market, Inc. is traded on the NASDAQ Global Select Market under the symbol “VLGEA.” The table below sets forth the high and low last reported sales price for the fiscal quarter indicated.

2014	High	Low
4th Quarter	$25.69	$22.62
3rd Quarter	29.41	24.69
2nd Quarter	38.73	28.45
1st Quarter	39.23	34.40

2013	High	Low
4th Quarter	$38.47	$32.88
3rd Quarter	35.11	31.79
2nd Quarter	37.66	30.09
1st Quarter	37.95	32.87

As of October 1, 2014, there were approximately 775 holders of Class A common stock.

During fiscal 2014, Village paid cash dividends of $12,432.  Dividends in fiscal 2014 consist of $1.00 per Class A common share and $0.65 per Class B common share.

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

	Jul-09	Jul-10	Jul-11	Jul-12	Jul-13	Jul-14

Village Super Market Inc.	$100	$97	$101	$137	$151	$99
S&P 500	$100	$114	$136	$149	$186	$217
NASDAQ Retail Trade	$100	$124	$181	$204	$257	$256

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands except per share and square feet data)

Fiscal 2010 contains 53 weeks. All other fiscal years contain 52 weeks.

For year	July 26, 2014	July 27, 2013	July 28, 2012	July 30, 2011	July 31, 2010
Sales	$1,518,636	$1,476,457	$1,422,243	$1,298,928	$1,261,825
Net income	5,045	25,784	31,445	20,982	25,381
Net income as a % of sales	0.33%	1.75%	2.21%	1.62%	2.01%
Net income per share:
Class A common stock:
Basic	$0.41	$2.18	$2.74	$1.86	$2.28
Diluted	0.36	1.85	2.28	1.54	1.88
Class B common stock:
Basic	0.26	1.36	1.78	1.21	1.48
Diluted	0.26	1.36	1.77	1.21	1.47
Cash dividends per share:
Class A	1.000	2.000	0.850	1.700	0.970
Class B	0.650	1.300	0.553	1.105	0.631

At year-end
Total assets	$457,412	$427,412	$409,538	$386,190	$357,129
Long-term debt	45,242	42,738	43,149	43,147	41,831
Working capital	16,782	94,299	71,672	44,448	41,201
Shareholders’ equity	233,136	244,560	230,311	208,157	205,775
Book value per share	16.59	17.66	16.74	15.22	15.35

Other data
Same store sales increase (decrease)	0.2%	2.9%	4.9%	4.0%	(0.7)%
Total square feet	1,700,000	1,644,000	1,644,000	1,604,000	1,483,000
Average total sq. ft. per store	59,000	57,000	57,000	57,000	57,000
Selling square feet	1,339,000	1,295,000	1,295,000	1,264,000	1,171,000
Sales per average square foot of selling space (1)	$1,153	$1,140	$1,112	$1,109	$1,085
Number of stores	29	29	29	28	26
Sales per average number of stores (1)	$52,367	$50,912	$49,903	$49,959	$48,532
Capital expenditures and acquisitions	50,322	21,888	20,852	19,941	20,204

(1) Amounts for the year ended July 30, 2011 exclude results of the two stores acquired in Maryland in July 2011.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
2014
Sales	$357,046	$392,241	$372,511	$396,838	$1,518,636
Gross profit	93,706	105,358	100,437	108,997	408,498
Net (loss) income	(6,831)	2,818	3,188	5,870	5,045
Net (loss) income per share:
Class A common stock:
Basic	(0.55)	0.23	0.26	0.47	0.41
Diluted	(0.55)	0.20	0.23	0.42	0.36
Class B common stock:
Basic	(0.36)	0.15	0.17	0.30	0.26
Diluted	(0.36)	0.15	0.17	0.30	0.26

2013
Sales	$358,151	$382,175	$359,808	$376,323	$1,476,457
Gross profit	95,637	102,920	97,314	101,890	397,761
Net income	5,855	9,104	4,622	6,203	25,784
Net income per share:
Class A common stock:
Basic	0.52	0.76	0.38	0.51	2.18
Diluted	0.42	0.65	0.33	0.44	1.85
Class B common stock:
Basic	0.30	0.49	0.25	0.33	1.36
Diluted	0.30	0.49	0.25	0.33	1.36

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

The Company’s stores, six of which are owned, average 59,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  During fiscal 2014, sales per store were $52,367 and sales per average square foot of selling space were $1,153. Management believes these figures are among the highest in the supermarket industry.

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

Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The greater Morristown and Union stores include the Village Food Garden concept previously introduced in our remodeled Livingston store. Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.  Village also has on-site registered dieticians in thirteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  Wakefern and Village have responded to customers increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in twelve store locations with store pick-up and delivery options servicing our current market.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2014, 2013 and 2012 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 26, 2014	July 27, 2013	July 28, 2012
Sales	100.00%	100.00%	100.00%
Cost of sales	73.10	73.06	72.66
Gross profit	26.90	26.94	27.34
Operating and administrative expense	23.47	22.57	22.04
Depreciation and amortization	1.47	1.38	1.39
Operating income	1.96	2.99	3.91
Income from partnerships	-	0.10	-
Interest expense	(0.24)	(0.26)	(0.31)
Interest income	0.17	0.19	0.18
Income before income taxes	1.89	3.02	3.78
Income taxes	1.56	1.27	1.57
Net income	0.33%	1.75%	2.21%

SALES

Sales were $1,518,636 in fiscal 2014, an increase of $42,179, or 2.9% from the prior year. Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013 and Union replacement store on April 30, 2014.  Same store sales increased .2% due to increased sales in both Maryland stores and in stores that were closed for periods of up to eight days in the prior year due to superstorm Sandy, partially offset by lower sales due to three store openings by competitors, very high sales in the prior year as customers prepared for superstorm Sandy, and reduced sales in stores that reopened quickly after the storm. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Sales were $1,476,457 in fiscal 2013, an increase of $54,214, or 3.8% from the prior year.  Sales increased due to the acquisition of a store in Old Bridge, NJ on January 29, 2012 and a same store sales increase of 2.9%.  Same store sales increased due to higher sales as customers prepared for superstorm Sandy, improved sales at the stores that reopened quickly after that storm and higher sales in the two stores in Maryland.  Sales continued to be impacted by economic weakness, high gas prices and high unemployment, which has resulted in increased sale item penetration and trading down.

GROSS PROFIT

Gross profit as a percentage of sales decreased .04% in fiscal 2014 compared to the prior year primarily due to decreased departmental gross margin percentages (.33%). Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors. This decrease was partially offset by improved product mix (.10%), lower promotional spending (.09%), and higher patronage dividends (.08%).

Gross profit as a percentage of sales decreased .40% in fiscal 2013 compared to the prior year primarily due to decreased departmental gross margin percentages (.47%), partially offset by improved product mix (.06%).  Gross margins declined in several departments primarily due to investments in lower prices to combat nontraditional competitors.

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased .90% in fiscal 2014 compared to the prior year primarily due to a charge for future lease obligations resulting from the closures of the Morris Plains and Union stores (.29%), higher payroll (.19%), healthcare (.14%) and repair and snow removal costs (.07%), increased legal and consulting fees (.09%) and pre-opening costs for the greater Morristown and Union replacement stores (.13%).  These increases were partially offset by a reduction in non-union pension expense (.14%).  Payroll costs increased due to efforts to enhance the customer experience and provide additional services, including the addition and expansion of ShopRite from Home in several stores and our Village Food Garden at the greater Morristown and Union replacement stores and the remodeled Livingston store.  In addition, the prior fiscal year included a charge from the settlement of a dispute with a landlord (.04%) and income from settlement of the national credit card lawsuit (.08%).

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $22,274, $20,354 and $19,759 in fiscal 2014, 2013 and 2012, respectively. Depreciation and amortization expense increased in fiscal 2014 and 2013 compared to the prior years due to depreciation related to fixed asset additions.

INCOME FROM PARTNERSHIPS

Income from partnerships of $1,450 in fiscal 2013 are distributions received from two partnerships that exceeded the invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

INTEREST EXPENSE

Interest expense was $3,602, $3,771 and $4,415, in fiscal 2014, 2013 and 2012, respectively. Interest expense decreased in fiscal 2014 and 2013 compared to fiscal 2012 due to interest costs capitalized in fiscal 2014 and 2013, and interest incurred on a pension withdrawal liability included in fiscal 2012.

INTEREST INCOME

Interest income was $2,622, $2,783 and $2,571 in fiscal 2014, 2013 and 2012, respectively.

INCOME TAXES

The Company’s effective income tax rate was 82.5%, 42.2% and 41.5% in fiscal 2014, 2013 and 2012, respectively.

As described in Note 5 to the Consolidated Financial Statements, income taxes in fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court.   Excluding this charge, the effective tax rate was 47.6% in fiscal 2014 compared to 42.2% in the prior year.  The increase in the effective tax rate is due to the impact of New Jersey Tax Court decision including increased accrued interest and penalties in the current year.

NET INCOME

Net income was $5,045 in fiscal 2014 compared to $25,784 in fiscal 2013.  Fiscal 2014 includes a $11,608 increase to income tax expense as a result of the unfavorable ruling by the New Jersey Tax Court, a charge for future lease obligations due to the closure of the Morris Plains and Union stores of $2,551 (net of tax) and pre-opening costs for the replacement stores in greater Morristown and Union of $1,141 (net of tax), while fiscal 2013 includes income from the national credit card lawsuit of $693 (net of tax), income from a partnership distribution of $840 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).  Excluding these items from both fiscal years, net income in fiscal 2014 declined 17% compared to the prior year primarily due to flat same store sales, higher operating expenses as a percentage of sales, and higher depreciation expense.

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

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 26, 2014. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend” (see Note 3). This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The amount of patronage dividends receivable based on these estimates were $12,923 and $11,810 at July 26, 2014 and July 27, 2013, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 26, 2014 was to match the plans cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.95% at July 26, 2014 compared to 4.43% at July 27, 2013. The .48% decrease in the discount rate, and a change in the mortality table utilized, increased the projected benefit obligation at July 26, 2014 by approximately $6,337. Village evaluated the expected long-term rate of return on plan assets of 7.5% and the expected increase in compensation costs of 4 to 4.5% and concluded no changes in these assumptions were necessary in estimating pension plan obligations and expense.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benfit obligation decrease (increase)	Expense decrease (increase)
Discount rate	+ / - 1.0%	$10,214 ($12,844)	$403 ($482)
Expected return on assets	+ / - 1.0%	-	$425 ($425)

Village contributed $3,320 and $3,254 in fiscal 2014 and 2013, respectively, to these Company-sponsored pension plans. Village expects to contribute $6,000 in fiscal 2015 to these plans. The 2014 and 2013 contributions are substantially all voluntary contributions.

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

As discussed in note 5 of the accompanying notes to the consolidated financial statements, the Company is currently in the process of appealing an unfavorable decision by the New Jersey Tax Court regarding tax assessments received from the state of New Jersey.  As a result of the decision, we have increased our accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company is unable to overturn the Court’s decision upon appeal.  A favorable resolution would result in a material reduction in gross unrecognized tax benefits and related accrued interest and penalties.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $52,447 in fiscal 2014 compared to $51,273 in the corresponding period of the prior year.

During fiscal 2014, Village used cash to fund capital expenditures of $50,322, dividends of $12,432 and invested an additional $18,177 in notes receivable from Wakefern. Capital expenditures include the construction of two replacement stores.

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

LIQUIDITY and DEBT

Working capital was $16,782, $94,299, and $71,672 at July 26, 2014, July 27, 2013 and July 28, 2012, respectively.  The decrease in working capital in fiscal 2014 compared to prior year is due primarily to the $40,598 investment in long-term notes receivable, increased income tax liabilities as result of the New Jersey Tax Court decision and capital expenditures.  Working capital ratios at the same dates were 1.11, 1.85, and 1.72 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $25,000 for capital expenditures in fiscal 2015. Planned expenditures include three major remodels and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2015 are expected to be cash and cash equivalents on hand at July 26, 2014 and operating cash flow generated in fiscal 2015.

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

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.  This loan agreement expires on December 31, 2015. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 26, 2014 or July 27, 2013 under this facility.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 26, 2014, the Company was in compliance with all terms and covenants of the revolving loan agreement. Under the above covenants, Village had approximately $106,152 of net worth available at July 26, 2014 for the payment of dividends.

During fiscal 2014, Village paid cash dividends of $12,432.  Dividends in fiscal 2014 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2013, Village paid cash dividends of $24,048. Dividends in fiscal 2013 consist of $2.00 per Class A common share and $1.30 per Class B common share. These amounts include $12,009 of special dividends paid in December 2012, comprised of $1.00 per Class A common share and $0.65 per Class B common share.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents significant contractual obligations of the Company at July 26, 2014:

	Payments due by fiscal period
	2015	2016	2017	2018	2019	Thereafter	Total

Capital and financing leases (2)	$4,674	$4,875	$4,875	$4,959	$5,001	$69,964	$94,348
Operating leases (2)	10,411	9,265	6,845	6,282	5,076	47,740	85,619
Notes payable to Related Party	667	518	446	110	-	-	1,741
	$15,752	$14,658	$12,166	$11,351	$10,077	$117,704	$181,708

(1)	In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3).
(2)
The above amounts for capital, financing and operating leases include interest, but do not include certain obligations under these leases for other charges. These charges consisted of the following in fiscal 2014: Real estate taxes - $4,380; common area maintenance - $2,334; insurance - $107; and contingent rentals - $872.

(3)
Pension plan funding requirements are excluded from the above table as estimated contribution amounts for future years are uncertain. Required future contributions will be determined by, among other factors, actual investment performance of plan assets, interest rates required to be used to calculate pension obligations, and changes in legislation. The Company expects to contribute $6,000 in fiscal 2015 to fund Company-sponsored defined benefit pension plans compared to actual contributions of $3,320 in fiscal 2014. The table also excludes contributions under various multi-employer pension plans, which totaled $5,113 in fiscal 2014.

(4)	The amount of unrecognized tax benefits of $18,845 at July 26, 2014 has been excluded from this table because a reasonable estimate of the timing of future tax settlements cannot be determined.

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

•	We expect same store sales to range from flat to an increase of 2% in fiscal 2015.

•	We expect modest retail price inflation in fiscal 2015.

•	We have budgeted $25,000 for capital expenditures in fiscal 2015. Planned expenditures include three major remodels and several smaller remodels.

•	The Board’s current intention is to continue to pay quarterly dividends in 2015 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2015 to be 46.0% - 47.0%. Excluding interest and penalties related to unrecognized tax benefits, we expect our effective income tax rate in fiscal 2015 to be 41.5% - 42.5%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.

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

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores sales, marketing costs and operating performance remain worse than initially projected as we continue to build market share and brand awareness.  If these trends continue, the performance of our Maryland stores may negatively impact the Company’s results of operations.

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

•
We provide health benefits to a large number of our employees, primarily through multi-employer health plans.  Effective January 1, 2015, the Patient Protection and Affordable Care Act will impose new mandates on employers that could significantly increase the number of employees receiving benefits and our required contributions to these multi-employer health plans.  We are not able at this time to determine the impact of the law, as it will depend on many factors, including finalization of rules implementing the law, the number of additional employees that we will be required to provide health benefits and the number of eligible employees that enroll for medical benefits, which could be material to our results of operations

•
Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.

•
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the accompanying notes to the consolidated financial statements.

•
Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes.  These information systems are subject to damage or interruption from power outages, computer or telecommunications failures, computer viruses and related malicious software, catastrophic weather events, or human error.  Any material interruption of our or Wakefern’s information systems could have a material adverse impact on our results of operations.

Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems. In addition, confidential information is transmitted through our ShopRite from Home online business at shoprite.com and through the ShopRite app. Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems. Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions. It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at Wakefern or those of third-party service providers.

Any breach of these security measures and loss of confidential information, which could be undetected for a period of time, could damage our reputation with customers, vendors and associates, cause Wakefern and Village to incur significant costs to protect any customers, vendors and associates whose personal data was compromised, make changes to our information systems and could result in government enforcement actions and litigation against Wakefern and/or Village from outside parties. Any such breach could have a material adverse impact on our operations, consolidated financial condition, results of operations, and liquidity if the related costs to Wakefern and Village are not covered or are in excess of carried insurance policies. In addition, a security breach could require Wakefern and Village to devote significant management resources to address problems created by the security breach and restore our reputation.

RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 26, 2014, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,741. The maximum per store investment, which is currently $850, increased by $25 in both fiscal 2014 and 2013, resulting in additional investments of $657 and $949, respectively. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

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

At July 26, 2014, Village had demand deposits invested at Wakefern in the amount of $52,891. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,296. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $640, $640 and $640 in fiscal 2014, 2013 and 2012, respectively. This lease expires in fiscal 2016 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of approximately $1,008, $834 and $801 in fiscal years 2014, 2013 and 2012, respectively. In fiscal 2013, the Company recognized income from partnerships of $1,450 resulting from distributions received from two of these partnerships that exceeded the invested amounts.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation or deflation on its operations, it estimates that product prices overall experienced slight inflation in fiscal 2014 and 2013. The Company recorded a pre-tax LIFO benefits of $216 and $56 in fiscal 2014 and 2013, respectively, compared to a pre-tax LIFO charge of $601 in fiscal 2012. The Company calculates LIFO based on CPI indices published by the Department of Labor, which indicated weighted-average CPI changes of (0.6%), (0.1%) and 2.1%, in fiscal 2014, 2013 and 2012, respectively.

MARKET RISK

At July 26, 2014, the Company had demand deposits of $52,891 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	July 26, 2014	July 27, 2013
ASSETS
Current Assets
Cash and cash equivalents	$77,352	$109,571
Merchandise inventories	44,694	41,515
Patronage dividend receivable	12,923	11,810
Notes receivable from Wakefern	-	22,421
Other current assets	27,817	20,047

Total current assets	162,786	205,364

Notes receivable from Wakefern	40,598	-
Property, equipment and fixtures, net	206,720	176,981
Investment in Wakefern	25,012	24,355
Goodwill	12,057	12,057
Other assets	10,239	8,655

Total assets	$457,412	$427,412

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$231	$10
Notes payable to Wakefern	667	600
Accounts payable to Wakefern	66,004	59,465
Accounts payable and accrued expenses	15,859	16,999
Accrued wages and benefits	18,856	14,710
Income taxes payable	44,387	19,281

Total current liabilities	146,004	111,065

Long-term Debt
Capital and financing lease obligations	44,168	41,019
Notes payable to Wakefern	1,074	1,719

Total long-term debt	45,242	42,738

Pension liabilities	23,876	20,062
Other liabilities	9,154	8,987

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,147 shares at July 26, 2014 and 9,440 shares at July 27, 2013	47,056	44,543
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,361 shares at July 26, 2014 and 4,780 shares at July 27, 2013	708	776
Retained earnings	203,722	211,109
Accumulated other comprehensive loss	(12,465)	(8,467)
Less treasury stock, Class A, at cost (454 shares at July 26, 2014 and 375 shares at July 27, 2013)	(5,885)	(3,401)

Total shareholders’ equity	233,136	244,560

Total liabilities and shareholders' equity	$457,412	$427,412

          See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Years ended
	July 26, 2014	July 27, 2013	July 28, 2012

Sales	$1,518,636	$1,476,457	$1,422,243
Cost of sales	1,110,138	1,078,696	1,033,416

Gross profit	408,498	397,761	388,827

Operating and administrative expense	356,396	333,230	313,516
Depreciation and amortization	22,274	20,354	19,759

Operating income	29,828	44,177	55,552

Income from partnerships	-	1,450	-
Interest expense	(3,602)	(3,771)	(4,415)
Interest income	2,622	2,783	2,571

Income before income taxes	28,848	44,639	53,708
Income taxes	23,803	18,855	22,263

Net income	$5,045	$25,784	$31,445

Net income per share:
Class A common stock:
Basic	$0.41	$2.18	$2.74
Diluted	$0.36	$1.85	$2.28

Class B common stock:
Basic	$0.26	$1.36	$1.78
Diluted	$0.26	$1.36	$1.77

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Years ended
	July 26, 2014	July 27, 2013	July 28, 2012

Net income	$5,045	$25,784	$31,445

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	475	1,309	780
Pension adjustment to funded status, net of tax (2)	(4,473)	5,698	(5,112)
Total other comprehensive income (loss)	(3,998)	7,007	(4,332)

Comprehensive income	$1,047	$32,791	$27,113

(1) Amounts are net of tax of $329, $872 and $519 for 2014, 2013 and 2012, respectively.
(2) Amounts are net of tax of $3,238, $3,800 and $3,429 for 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

Years ended July 26, 2014, July 27, 2013 and July 28, 2012
						Accumulated other comprehensive income (loss)
									Total shareholders' equity
	Class A Common Stock		Class B Common Stock		Retained Earnings		Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount			Shares	Amount
Balance, July 30, 2011	7,833	$35,385	6,376	$1,035	$187,686	$(11,142)	530	$(4,807)	$208,157
Net income	-	-	-	-	31,445	-	-	-	31,445
Other comprehensive loss, net of tax of $2,910	-	-	-	-	-	(4,332)	-	-	(4,332)
Dividends	-	-	-	-	(9,758)	-	-	-	(9,758)
Exercise of stock options	-	723	-	-	-	-	(69)	630	1,353
Treasury stock purchases	-	-	-	-	-	-	-	(9)	(9)
Share-based compensation expense	9	3,180	-	-	-	-	-	-	3,180
Excess tax benefits from exercise of stock options and restricted share vesting	-	275	-	-	-	-	-	-	275
Conversion of Class B shares to Class A shares	41	7	(41)	(7)	-	-	-	-	-
Balance, July 28, 2012	7,883	39,570	6,335	1,028	209,373	(15,474)	461	(4,186)	230,311
Net income	-	-	-	-	25,784	-	-	-	25,784
Other comprehensive income, net of tax of $4,672	-	-	-	-	-	7,007	-	-	7,007
Dividends	-	-	-	-	(24,048)	-	-	-	(24,048)
Exercise of stock options	-	957	-	-	-	-	(86)	785	1,742
Share-based compensation expense	2	3,222	-	-	-	-	-	-	3,222
Excess tax benefits from exercise of stock options and restricted share vesting	-	542	-	-	-	-	-	-	542
Conversion of Class B shares to Class A shares	1,555	252	(1,555)	(252)	-	-	-	-	-
Balance, July 27, 2013	9,440	44,543	4,780	776	211,109	(8,467)	375	(3,401)	244,560
Net income	-	-	-	-	5,045	-	-	-	5,045
Other comprehensive loss, net of tax of $2,909	-	-	-	-	-	(3,998)	-	-	(3,998)
Dividends	-	-	-	-	(12,432)	-	-	-	(12,432)
Exercise of stock options	-	132	-	-	-	-	(9)	85	217
Treasury stock purchases	-	-	-	-	-	-	88	(2,569)	(2,569)
Share-based compensation expense	288	3,229	-	-	-	-	-	-	3,229
Net tax deficit from exercise of stock options and restricted share vesting	-	(916)	-	-	-	-	-	-	(916)
Conversion of Class B shares to Class A shares	419	68	(419)	(68)	-	-	-	-	-
Balance, July 26, 2014	10,147	$47,056	4,361	$708	$203,722	$(12,465)	454	$(5,885)	$233,136

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	July 26, 2014	July 27, 2013	July 28, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,045	$25,784	$31,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,274	20,354	19,759
Non-cash share-based compensation	3,229	3,222	3,180
Deferred taxes	(8,048)	(3,499)	1,089
Provision to value inventories at LIFO	(216)	(56)	601
Income from partnerships	-	(1,450)	-

Changes in assets and liabilities, net of effects of stores acquired:
Merchandise inventories	(2,963)	(860)	(1,423)
Patronage dividend receivable	(1,113)	(1,036)	(1,756)
Accounts payable to Wakefern	6,539	4,024	32
Accounts payable and accrued expenses	933	(1,778)	643
Accrued wages and benefits	4,146	1,908	(6,415)
Income taxes payable	24,144	4,147	(2,745)
Other assets and liabilities	(1,523)	513	(978)

Net cash provided by operating activities	52,447	51,273	43,432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50,322)	(21,888)	(16,729)
Investment in notes receivable from Wakefern	(41,597)	(1,503)	(1,406)
Maturity of notes receivable from Wakefern	23,420	-	-
Store acquisitions	-	-	(4,123)
Proceeds from partnerships	-	1,980	-

Net cash used in investing activities	(68,499)	(21,411)	(22,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	217	1,742	1,353
Excess tax benefit related to share-based compensation	46	542	275
Principal payments of long-term debt	(1,429)	(1,630)	(1,294)
Dividends	(12,432)	(24,048)	(9,758)
Treasury stock purchases	(2,569)	-	(9)

Net cash used in financing activities	(16,167)	(23,394)	(9,433)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,219)	6,468	11,741

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	109,571	103,103	91,362

CASH AND CASH EQUIVALENTS, END OF YEAR	$77,352	$109,571	$103,103

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,240	$4,012	$4,116
Income taxes	7,661	17,665	23,076

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$-	$-	$323
Capital lease obligations	3,525	-	-

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

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2014, 2013 and 2012 contain 52 weeks.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Merchandise sales are recognized at the point of sale to the customer. Sales tax is excluded from revenue. Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as the products are sold.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $9,864 and $8,922 at July 26, 2014 and July 27, 2013, respectively. Included in cash and cash equivalents at July 26, 2014 and July 27, 2013 are $52,891 and $85,222, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,570 and $14,786 higher than reported in fiscal 2014 and 2013, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

For leases in which the Company is involved with the construction of the store, if Village concludes that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed the owner of the project for accounting purposes, an asset and related financing obligation are recorded for the costs paid by the landlord. Once construction is complete, the Company considers the requirements for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company amortizes the financing obligation and depreciates the building over the lease term.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,474, $11,018 and $10,952 in fiscal 2014, 2013 and 2012, respectively.

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

Fair value

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability

Cash and cash equivalents, patronage dividends receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments. The carrying values of the Company’s notes receivable from Wakefern approximate their fair value as interest is earned at variable market rates. As the Company’s investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company’s cost, it is not practicable to estimate the fair value of such investments.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,788	$1,141	$18,089	$7,053	$19,314	$11,317
Conversion of Class B to Class A shares	1,141	-	7,053	-	11,317	-
Effect of share-based compensation on allocated net income	(20)	(11)	6	(5)	94	(54)
Net income allocated, diluted	$4,909	$1,130	$25,148	$7,048	$30,725	$11,263

Denominator:
Weighted average shares outstanding, basic	9,258	4,374	8,297	5,197	7,045	6,358
Conversion of Class B to Class A shares	4,374	-	5,197	-	6,358	-
Dilutive effect of share-based compensation	62	-	112	-	81	-
Weighted average shares outstanding, diluted	13,694	4,374	13,606	5,197	13,484	6,358

Net income per share is as follows:

	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B

Basic	$0.41	$0.26	$2.18	$1.36	$2.74	$1.78
Diluted	$0.36	$0.26	$1.85	$1.36	$2.28	$1.77

Outstanding stock options to purchase Class A shares of 540, 5 and 222 were excluded from the calculation of diluted net income per share at July 26, 2014, July 27, 2013 and July 28, 2012, respectively, as a result of their anti-dilutive effect. In addition, 288, 299 and 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 26, 2014, July 27, 2013 and July 28, 2012, respectively, due to their anti-dilutive effect.

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 26, 2014	July 27, 2013
Land and buildings	$103,043	$78,786
Store fixtures and equipment	214,091	190,957
Leasehold improvements	89,409	82,523
Leased property under capital leases	25,211	21,686
Construction in progress	121	12,231
Vehicles	3,031	2,581

Total property, equipment and fixtures	434,906	388,764
Accumulated depreciation	(222,784)	(207,161)
Accumulated amortization of property under capital leases	(5,402)	(4,622)

Property, equipment and fixtures, net	$206,720	$176,981

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 13.7% of the outstanding shares of Wakefern at July 26, 2014. The investment is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2014, 2013 and 2012. The Company also has an investment of approximately 8.3% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 26, 2014, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $1,741. Installment payments are due as follows:  2015 - $667; 2016 - $518; 2017 - $446; 2018 - $110 and none thereafter. The maximum per store investment, which is currently $850, increased by $25 in both fiscal 2014 and 2013, resulting in additional investments of $657 and $949, respectively. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. Wakefern distributes as a “patronage dividend” to each member a share of substantially all of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Patronage dividends and other vendor allowances and rebates amounted to $26,438, $24,779 and $23,953 in fiscal 2014, 2013 and 2012, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Village incurred charges of $32,808, $29,973 and $27,991, from Wakefern in fiscal 2014, 2013 and 2012, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

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

At July 26, 2014, the Company had demand deposits invested at Wakefern in the amount of $52,891. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $2,622, $2,783 and $2,571, in fiscal 2014, 2013 and 2012, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.   This loan agreement expires on December 31, 2015.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 26, 2014 or July 27, 2013 under this facility.

The revolving loan agreement provides for up to $3,000 of letters of credit ($2,590 outstanding at July 26, 2014), which secure obligations for construction performance guarantees to municipalities.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 26, 2014, the Company was in compliance with all covenants of the revolving loan agreement. Under the above covenants, Village had approximately $106,152 of net worth available at July 26, 2014 for the payment of dividends.

NOTE 5 — INCOME TAXES

The components of the provision for income taxes are:

	2014	2013	2012
Federal:
Current	$10,808	$17,215	$16,009
Deferred	(6,938)	(3,021)	931

State:
Current	21,043	5,139	5,165
Deferred	(1,110)	(478)	158

	$23,803	$18,855	$22,263

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 26, 2014	July 27, 2013
Deferred tax assets:
Leasing activities	$7,814	$5,747
Federal benefit of uncertain tax positions	14,816	8,028
Compensation related costs	4,000	6,256
Pension costs	8,553	5,644
Other	3,189	1,868

Total deferred tax assets	38,372	27,543

Deferred tax liabilities:
Tax over book depreciation	17,214	17,352
Patronage dividend receivable	5,223	4,903
Investment in partnerships	1,423	1,411
Other	170	491

Total deferred tax liabilities	24,030	24,157

Net deferred tax asset	$14,342	$3,386

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 26, 2014 and July 27, 2013:

	2014	2013
Other current assets	$12,077	$5,053
Other assets	3,037	1,211
Accounts payable and accrued expenses	(772)	(838)
Other liabilities	-	(2,040)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 26, 2014 and July 27, 2013.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.4	5.2	5.3
Unrecognized tax benefits, interest and penalties on prior year tax positions	34.9	-	-
Current year interest and penalties on unrecognized tax benefits	5.4	1.6	1.1
Other	0.8	0.4	0.1

Effective income tax rate	82.5%	42.2%	41.5%

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

The Company recorded a $10,052 charge to income tax expense in fiscal 2014, which includes a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increased our beginning of year accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company is unable to overturn the Court’s decision upon appeal.  It is reasonably possible that this matter will be resolved within the next twelve months.  A favorable resolution could result in a reduction in gross unrecognized tax benefits of up to $28,993.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2014	2013
Balance at beginning of year	$17,640	$14,895
Additions based on tax positions related to prior periods	7,589	-
Additions based on tax positions related to the current year	3,764	2,745

Balance at end of year	$28,993	$17,640

Unrecognized tax benefits at July 26, 2014 and July 27, 2013 include tax positions of $18,845 and $11,466 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized $10,287, $1,211 and $1,008, related to interest and penalties on income taxes in fiscal 2014, 2013 and 2012, respectively. The amount of accrued interest and penalties included in the consolidated balance sheet was $16,107 and $5,820 at July 26, 2014 and July 27, 2013, respectively.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased 23 stores at July 26, 2014, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 26, 2014:

	Capital and financing leases	Operating Leases
2015	$4,674	$10,411
2016	4,875	9,265
2017	4,875	6,845
2018	4,959	6,282
2019	5,001	5,076
Thereafter	69,964	47,740
Minimum lease payments	94,348	$85,619
Less amount representing interest	49,949

Present value of minimum lease payments	44,399

Less current portion	231
	$44,168

The following schedule shows the composition of total rental expense for the following years:

	2014	2013	2012
Minimum rentals	$11,308	$11,192	$10,625
Contingent rentals	872	960	882

	$12,180	$12,152	$11,507

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  As of July 26, 2014, $710 of these costs have been paid, with a remaining liability of $2,771.

On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The Company recorded a $929 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the old Union store.  As of July 26, 2014, $132 of these costs have been paid, with a remaining liability of $797.

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $640, $640 and $640 in fiscal 2014, 2013 and 2012, respectively. This lease expires in fiscal 2016 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,008, $834 and $801 in fiscal 2014, 2013 and 2012, respectively.  In November 2012, the Company received $1,980 in cash distributions from two partnerships.  Income from partnerships in fiscal 2013 of $1,450 represents proceeds received in excess of invested amounts.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnerships profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provide for combined annual rent of $1,296. Both leases contain normal periodic rent increases and options to extend the lease.

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

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,229, $3,222 and $3,180 in fiscal 2014, 2013 and 2012, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,148, $1,140 and $1,126 in fiscal 2014, 2013 and 2012, respectively.

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

On December 17, 2010, the shareholders of the Company approved the Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date. Restricted stock awards primarily cliff vest three years from the date of grant.

The following table summarizes option activity under all plans for the following years:

	2014		2013		2012
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	380	$24.91	474	$24.03	555	$23.34
Granted	224	28.83	8	33.91	-	-
Exercised	(9)	23.23	(86)	20.19	(69)	19.50
Forfeited	(4)	27.51	(16)	28.86	(12)	18.40

Outstanding at end of year	591	$26.41	380	$24.91	474	$24.03

Options exercisable at end of year	365	$24.89	169	$21.50	234	$20.48

As of July 26, 2014, the weighted-average remaining contractual term of options outstanding and options exercisable was 6.8 years and 5.1 years, respectively. As of July 26, 2014, the aggregate intrinsic value of both options outstanding and options exercisable was $581. The weighted-average grant date fair value of options granted was $6.41 and $7.30 per share in fiscal 2014 and 2013, respectively. The total intrinsic value of options exercised was $113, $1,344 and $685 in fiscal 2014, 2013 and 2012, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

	2014	2013
Expected life (years)	6.0	5.0
Expected volatility	32.2%	33.0%
Expected dividend yield	3.5%	3.0%
Risk-free interest rate	1.9%	0.8%

The following table summarizes restricted stock activity under the 2004 and 2010 Plans for fiscal 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	299	$27.60	299	$27.57	293	$27.56
Granted	288	28.83	2	33.73	9	29.46
Vested	(299)	27.60	(2)	28.25	(3)	32.25
Forfeited	-	-	-	-	-	-

Nonvested at end of year	288	$28.83	299	$27.60	299	$27.57

The total fair value of restricted shares vested during fiscal 2014, 2013 and 2012 was $8,663, $60 and $89, respectively.  As of July 26, 2014, there was $8,562 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises under all share-based compensation arrangements was $217, $1,742 and $1,353 in fiscal 2014, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $46, $537 and $280 in fiscal 2014, 2013 and 2012, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2014	2013	2012
Per share:
Class A common stock	$1.000	$2.000	$0.850
Class B common stock	0.650	1.300	0.553

Aggregate:
Class A common stock	$9,598	$17,486	$6,247
Class B common stock	2,834	6,562	3,511

	$12,432	$24,048	$9,758

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

Net periodic pension cost for the four plans include the following components:

	2014	2013	2012
Service cost	$2,926	$3,279	$2,694
Interest cost on projected benefit obligation	2,775	2,479	2,701
Expected return on plan assets	(3,194)	(2,706)	(2,538)
Amortization of gains and losses	804	2,173	1,371
Amortization of prior service costs	-	8	8

Net periodic pension cost	$3,311	$5,233	$4,236

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2014	2013
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$63,644	$67,179
Service cost	2,926	3,279
Interest cost	2,775	2,479
Benefits paid	(1,445)	(2,422)
Actuarial (gain) loss	9,190	(6,871)
Benefit obligation at end of year	$77,090	$63,644

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$43,582	$37,416
Actual return on plan assets	4,672	5,334
Employer contributions	3,320	3,254
Benefits paid	(1,445)	(2,422)
Fair value of plan assets at end of year	50,129	43,582

Funded status at end of year	$(26,961)	$(20,062)

Amounts recognized in the consolidated balance sheets:
Accrued wages and benefits	$(3,085)	$-
Pension liabilities	(23,876)	(20,062)
Accumulated other comprehensive loss, net of income taxes	12,465	8,467

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$21,018	$14,111

The Company expects approximately $1,295 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2015.

The accumulated benefit obligations of the four plans were $63,971 and $53,034 at July 26, 2014 and July 27, 2013, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2014	2013
Projected benefit obligation	$77,090	$14,943
Accumulated benefit obligation	63,971	14,943
Fair value of plan assets	50,129	3,695

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2014	2013	2012
Assumed discount rate — net periodic pension cost	4.43%	3.59%	4.99%
Assumed discount rate — benefit obligation	3.95%	4.43%	3.59%
Assumed rate of increase in compensation levels	4 - 4.5%	4 - 4.5%	4 - 4.5%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

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

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made both directly and through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $541 and $837 at July 26, 2014 and July 27, 2013, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 26, 2014			July 27, 2013

Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$812	$-	$812	$1,747	$-	$1,747

Equity securities:
Company stock	541	-	541	837	-	837
U.S large cap (1)	17,095	-	17,095	16,385	-	16,385
U.S. small/mid cap (2)	5,916	-	5,916	6,762	-	6,762
International (3)	6,963	-	6,963	4,580	-	4,580
Emerging markets (4)	1,267	-	1,267	1,074	-	1,074

Fixed income securities:
U.S treasuries (5)	9,399	-	9,399	7,966	-	7,966
Mortgage-backed (5)	-	2,207	2,207	-	1,877	1,877
Corporate bonds (5)	1,857	3,405	5,262	-	1,766	1,766
International (6)	667	-	667	588	-	588

Total	$44,517	$5,612	$50,129	$39,939	$3,643	$43,582

(1)	Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.
(2)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.
(3)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.
(4)	Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.
(5)	Includes directly owned securities, mutual funds and exchange traded funds.
(6)	Consists of exchange traded funds which invest in non-U.S. bonds in emerging markets.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2015	$4,465
2016	1,524
2017	1,734
2018	2,112
2019	14,372
2020 - 2024	17,571

The Company expects to contribute $6,000 in cash to all defined benefit pension plans in fiscal 2015.

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

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2013 and 2012 is for the plan’s year-end at December 31, 2013 and December 31, 2012, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status	Contributions for the year ended (5)				Expiration date of Collective-
Pension Fund	EIN / Pension Plan Number	2013	2012	Pending / Implemented	July 26, 2014	July 27, 2013	July 28, 2012	Surcharge Imposed (6)	Bargaining Agreement

Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$615	$532	$499	N/A	June 2016
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,273	3,350	3,463	No	October 2018
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	1,225	1,164	1,073	No	December 2014

Total Contributions					$5,113	$5,046	$5,035

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2013 and December 31, 2012.
(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2012 and December 31, 2011.
(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2013 and September 30, 2012.
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
(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 26, 2014, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Postretirement Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $25,531, $22,421 and $20,062 in fiscal 2014, 2013 and 2012, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $393, $377 and $331 in fiscal 2014, 2013 and 2012, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $813, $802 and $690 in fiscal 2014, 2013 and 2012, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village has recorded estimated insurance recoveries. Net of payments received, the related insurance receivable was $2,290 at July 26, 2014. In October 2013, Wakefern, as the policy holder, filed suit against the primary carrier seeking payment of remaining claims due for all Wakefern members. The suit is the result of different interpretations of policy terms. Final resolution of our insurance claim related to the storm could have a material impact on our results of operations.

Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between December 2014 and October 2018.  Approximately 29% of our associates are represented by unions whose contracts expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 26, 2014 and July 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended July 26, 2014, July 27, 2013 and July 28, 2012. We also have audited Village Super Market, Inc.’s internal control over financial reporting as of July 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Village Super Market, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 26, 2014 and July 27, 2013, and the results of their operations and their cash flows for the years ended July 26, 2014, July 27, 2013 and July 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Village Super Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 26, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP
Short Hills, New Jersey
October 8, 2014

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 26, 2014.

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
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2014, in connection with its Annual Meeting scheduled to be held on December 12, 2014.

 ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2014, in connection with its Annual Meeting scheduled to be held on December 12, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 26, 2014.  All data relates to the Village Super Market, Inc. 1997 Stock Option Plan, 2004 Stock Plan and 2010 Stock Plan as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	591,253	$26.41	360,415

Equity compensation plans not approved by security holders	-	-	-

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2014, in connection with its annual meeting scheduled to be held on December 12, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2014, in connection with its annual meeting scheduled to be held on December 12, 2014.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 27, 2014, in connection with its annual meeting scheduled to be held on December 12, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets –July 26, 2014 and July 27, 2013
Consolidated Statements of Operations - years ended July 26, 2014, July 27, 2013 and July 28, 2012
Consolidated Statements of Comprehensive Income - years ended July 26, 2014, July 27, 2013 and July 28, 2012
Consolidated Statements of Shareholders' Equity – years ended July 26, 2014, July 27, 2013 and July 28, 2012
Consolidated Statements of Cash Flows - years ended July 26, 2014, July 27, 2013 and July 28, 2012
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits

	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.6	Loan Agreement dated September 16, 1999*
	4.7	First Amendment to Loan Agreement*
	4.8	Second Amendment to Loan Agreement*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.6	Employment Agreement dated May 28, 2004*
	10.7	Supplemental Executive Retirement Plan
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	42-Month Adjustable Rate Promissory Note*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	60-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	14	Code of Ethics
	21	Subsidiaries of Registrant
	23	Consent of KPMG LLP
	31.1	Certification
	31.2	Certification
	32.1	Certification (furnished, not filed)
	32.2	Certification (furnished, not filed)
	101 INS	XBRL Instance Document*
	101 SCH	XBRL Schema Document*
	101 CAL	XBRL Calculation Linkbase Document*
	101 DEF	XBRL Definition Linkbase Document*
	101 LAB	XBRL Labels Linkbase Document*
	101 PRE	XBRL Presentation Linkbase Document*

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

Form 10-Q for April 2014: 10.10, 10.11, 10.12, 10.13
Form 10-Q for January 2013: 10.1
Form 10-Q for January 2009: 4.8
Form 10-K for 2004: 3.2, 4.7
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

Date: October 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 8, 2014	October 8, 2014

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 8, 2014	October 8, 2014

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 8, 2014	October 8, 2014

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 8, 2014	October 8, 2014

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 8, 2014	October 8, 2014

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Chief Financial Officer &	John L. Van Orden, Controller
Director (Principal Financial Officer)	(Principal Accounting Officer)
October 8, 2014	October 8, 2014