Form 10-Q
period 2014-10-25
VILLAGE SUPER MARKET INC
filed 2014-12-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 25, 2014

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 3, 2014

Class A Common Stock, No Par Value	9,696,583 Shares
Class B Common Stock, No Par Value	4,360,998 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands) (Unaudited)

	October 25, 2014	July 26, 2014
ASSETS
Current assets
Cash and cash equivalents	$69,262	$77,352
Merchandise inventories	45,227	44,694
Patronage dividend receivable	17,216	12,923
Deferred tax assets	12,548	12,077
Other current assets	14,208	15,740
Total current assets	158,461	162,786

Property, equipment and fixtures, net	204,285	206,720
Note receivable from Wakefern	41,008	40,598
Investment in Wakefern	25,750	25,012
Goodwill	12,057	12,057
Other assets	9,292	10,239

Total assets	$450,853	$457,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$358	$231
Notes payable to Wakefern	1,256	667
Accounts payable to Wakefern	60,668	66,004
Accounts payable and accrued expenses	13,103	15,859
Accrued wages and benefits	15,771	18,856
Income taxes payable	46,059	44,387
Total current liabilities	137,215	146,004
Long-term Debt
Capital and financing lease obligations	44,055	44,168
Notes payable to Wakefern	1,051	1,074
Total long-term debt	45,106	45,242

Pension liabilities	24,576	23,876
Other liabilities	9,073	9,154

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,150 shares at October 25, 2014 and 10,147 shares at July 26, 2014	47,855	47,056
Class B common stock, no par value: Authorized 20,000 shares; issued 4,361 shares at October 25, 2014 and July 26, 2014	708	708
Retained earnings	204,468	203,722
Accumulated other comprehensive loss	(12,274)	(12,465)
Less treasury stock, Class A, at cost: 453 shares at October 25, 2014 and 454 shares at July 26, 2014	(5,874)	(5,885)
Total shareholders’ equity	234,883	233,136

Total liabilities and shareholders’ equity	$450,853	$457,412

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended
	October 25, 2014	October 26, 2013
Sales	$379,744	$357,046

Cost of sales	276,941	263,340

Gross profit	102,803	93,706

Operating and administrative expense	88,988	82,352

Depreciation and amortization	5,903	5,105

Operating income	7,912	6,249

Interest expense	(1,134)	(740)

Interest income	616	696

Income before income taxes	7,394	6,205

Income taxes	3,515	13,036

Net income (loss)	$3,879	$(6,831)

Net income (loss) per share:
Class A common stock:
Basic	$0.31	$(0.55)
Diluted	$0.27	$(0.55)

Class B common stock:
Basic	$0.20	$(0.36)
Diluted	$0.20	$(0.36)

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	13 Weeks Ended
	October 25, 2014	October 26, 2013
Net income (loss)	$3,879	$(6,831)

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	191	119

Comprehensive income (loss)	$4,070	$(6,712)

(1)
Amounts are net of tax of $133 and $82 for the 13 weeks ended October 25, 2014 and October 26, 2013, respectively. All amounts are reclassified from accumulated other comprehensive loss to Operating and administrative expense.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	October 25, 2014	October 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,879	$(6,831)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,903	5,105
Non-cash share-based compensation	790	800
Deferred taxes	(809)	(4,690)
Provision to value inventories at LIFO	100	150
Changes in assets and liabilities:
Merchandise inventories	(633)	(964)
Patronage dividend receivable	(4,293)	(4,189)
Accounts payable to Wakefern	(5,336)	(4,244)
Accounts payable and accrued expenses	(1,835)	(1,025)
Accrued wages and benefits	(3,085)	(2,270)
Income taxes payable	2,819	17,679
Other assets and liabilities	2,551	(1,736)
Net cash provided by (used in) operating activities	51	(2,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,386)	(16,520)
Investment in notes receivable from Wakefern	(410)	(396)
Net cash used in investing activities	(4,796)	(16,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	13	217
Excess tax benefit related to share-based compensation	7	46
Principal payments of long-term debt	(232)	(163)
Dividends	(3,133)	(3,080)
Net cash used in financing activities	(3,345)	(2,980)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,090)	(22,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,352	109,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,262	$87,460

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,082	$1,025
Income taxes	$1,498	$—

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern	$738	$657

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 25, 2014 and the consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen week periods ended October 25, 2014 and October 26, 2013 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2014 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended October 25, 2014 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both October 25, 2014 and July 26, 2014, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,670 and $14,570 higher than reported at October 25, 2014 and July 26, 2014, respectively.

3. NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock. Class A common stock is entitled to cash dividends as declared 54% greater than those paid on Class B common stock. Shares of Class B common stock are convertible on a share-for-share basis for Class A common stock at any time.

The Company utilizes the two-class method of computing and presenting net income (loss) per share. The two-class method is an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Under the two-class method, Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than Class B common stock, in accordance with the classes respective dividend rights. Unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method.

Diluted net income per share for Class A common stock is calculated utilizing the if-converted method, which assumes the conversion of all shares of Class B common stock to Class A common stock on a share-for- share basis, as this method is more dilutive than the two-class method. Diluted net loss per share for Class A common stock is calculated using the two class method and does not assume conversion of Class B common stock to shares of Class A common stock as a result of its anti-dilutive effect. Diluted net income (loss) per share for Class B common stock does not assume conversion of Class B common stock to shares of Class A common stock.

The tables below reconcile the numerators and denominators of basic and diluted net income (loss) per share for all periods presented.

	13 Weeks Ended October 25, 2014
	Class A	Class B
Numerator:
Net income allocated, basic	$2,912	$877
Conversion of Class B to Class A shares	877	—
Effect of share-based compensation on allocated net income	2	—
Net income allocated, diluted	$3,791	$877

Denominator:
Weighted average shares outstanding, basic	9,409	4,361
Conversion of Class B to Class A shares	4,361	—
Dilutive effect of share-based compensation	19	—
Weighted average shares outstanding, diluted	13,789	4,361

	13 Weeks Ended October 26, 2013
	Class A	Class B
Numerator:
Net loss allocated, basic	$(5,064)	$(1,601)
Conversion of Class B to Class A shares	—	—
Effect of share-based compensation on allocated net loss	—	—
Net loss allocated, diluted	$(5,064)	$(1,601)

Denominator:
Weighted average shares outstanding, basic	9,136	4,413
Conversion of Class B to Class A shares	—	—
Dilutive effect of share-based compensation	—	—
Weighted average shares outstanding, diluted	9,136	4,413

Outstanding stock options to purchase Class A shares of 545 were excluded from the calculation of diluted net income per share for the thirteen weeks ended October 25, 2014 as a result of their anti-dilutive effect.  In addition, 290 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation for the thirteen weeks ended October 25, 2014 due to their anti-dilutive effect.

As a result of the net loss in the thirteen weeks ended October 26, 2013, all outstanding stock options and restricted Class A shares were excluded from the diluted net loss per share calculation for the thirteen weeks ended October 26, 2013 due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended
	October 25, 2014	October 26, 2013
Service cost	$910	$730
Interest cost on projected benefit obligations	764	694
Expected return on plan assets	(928)	(797)
Amortization of gains and losses	324	201
Net periodic pension cost	$1,070	$828

As of October 25, 2014, the Company has contributed $45 to its pension plans in fiscal 2015.  The Company expects to contribute approximately $6,000 during fiscal 2015 to fund its pension plans.

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

The Company recorded a $10,052 charge to income tax expense in the fiscal quarter ended October 26, 2013, which includes a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increased our fiscal 2014 beginning of year accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company is unable to overturn the Court’s decision upon appeal.  It is reasonably possible that this matter will be resolved within the next twelve months.  A favorable resolution could result in a reduction in gross unrecognized tax benefits of up to $29,756.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	13 Weeks Ended
	October 25, 2014	October 26, 2013
Balance at beginning of year	$28,993	$17,640
Additions based on tax positions related to prior periods	—	7,589
Additions based on tax positions related to the current period	763	651
Balance at end of period	$29,756	$25,880

Unrecognized tax benefits at October 25, 2014 and July 26, 2014 include tax positions of $18,472 and $18,100 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense.  The Company recognized $694 and $8,387 related to interest and penalties on income taxes in the fiscal quarters ended October 25, 2014 and October 26, 2013, respectively.  The amount of accrued interest and penalties included within income taxes payable was $16,801 and $16,107 at October 25, 2014 and July 26, 2014, respectively.

6. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first three months of fiscal 2015 except for an additional required investment in Wakefern common stock of $738.

At October 25, 2014, the Company had demand deposits of $46,965 at Wakefern earning interest at overnight money market rates.

7. COMMITMENTS and CONTINGENCIES

     Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. As of October 25, 2014, Village has collected $2,643. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. While Wakefern is continuing to pursue further recovery of uncollected amounts from the carrier and other sources, as a result of this decision and its related impact the Company has concluded that recovery of further proceeds is not probable and has recorded a $2,270 charge in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.

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

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 25, 2014	October 26, 2013
Sales	100.00%	100.00%
Cost of sales	72.93	73.76
Gross profit	27.07	26.24
Operating and administrative expense	23.43	23.06
Depreciation and amortization	1.56	1.43
Operating income	2.08	1.75
Interest expense	(0.30)	(0.21)
Interest income	0.17	0.20
Income before taxes	1.95	1.74
Income taxes	0.93	3.65
Net income (loss)	1.02%	(1.91)%

Sales.  Sales were $379,744 in the first quarter of fiscal 2015, an increase of 6.4% compared to the first quarter of the prior year.  Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013 and the Union replacement store on April 30, 2014.  Same store sales increased 1.6% due to increased sales in both Maryland stores and increased transaction size due to inflation, partially offset by decreased units sold.  The Company expects same store sales in fiscal 2015 to range from flat to an increase of 2%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales increased .83% in the first quarter of fiscal 2015 compared to the first quarter of the prior year primarily due to lower promotional spending (.41%), increased departmental gross margin percentages (.21%), decreased warehouse assessment charges from Wakefern (.07%) and improved product mix (.06%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .37% in the first quarter of fiscal 2015 compared to the first quarter of the prior year primarily due to a charge to write-off all remaining insurance receivables related to Superstorm Sandy (.60%) as described in note 7 to the unaudited consolidated condensed financial statements. In addition, the prior year included pre-opening costs for the greater Morristown replacement store, which opened in November 2013 (.10%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2015 compared to the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense increased in the first quarter of fiscal 2015 compared to the corresponding periods of the prior year due to changes in the amounts of interest costs capitalized.

Interest Income.  Interest income decreased slightly in the first quarter of fiscal 2015 compared to the prior year due to lower interest rates.

Income Taxes.  The effective income tax rate was 47.5% in the first quarter of fiscal 2015 compared to 210.1% in the first quarter of the prior year.  As described in Note 5 to the unaudited consolidated condensed financial statements, income taxes in the first quarter of fiscal 2014 included a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court.   Excluding this charge, the effective tax rate was 48.1% in the first quarter of fiscal 2014.

Net Income (Loss).  Net income was $3,879 in the first quarter of fiscal 2015 as compared to a net loss of $6,831 in the first quarter of the prior year. The first quarter of fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax), while the first quarter of fiscal 2014 includes a $10,052 charge to income tax expense as a result of the unfavorable ruling by the New Jersey Tax Court and pre-opening costs for the replacement store in greater Morristown of $198 (net of tax).  Excluding these items, net income increased 53% in the first quarter of fiscal 2015 compared to the prior year primarily due to the impact of the greater Morristown replacement store, the 1.6% same store sales increase and higher gross margin percentages.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014.  As of October 25, 2014, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $51 in the first quarter of fiscal 2015 compared to net cash used in operating activities of $2,215 in the corresponding period of the prior year.  During the first quarter of fiscal 2015, Village used cash to fund capital expenditures of $4,386 and dividends of $3,133.  Capital expenditures primarily include costs associated with remodels of existing stores.

Village expects capital expenditures of $25,000 in fiscal 2015.   Planned expenditures include three major remodels and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2015 are expected to be cash and cash equivalents on hand at October 25, 2014 and operating cash flow generated in fiscal 2015.

Working capital was $21,246 at October 25, 2014 compared to $16,782 at July 26, 2014. The working capital ratio was 1.2 to 1 at October 25, 2014 and 1.1 to 1 at July 26, 2014.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of October 25, 2014 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014, except for an additional $738 required investment in Wakefern stock and the additional unrecognized tax benefits as a result of the unfavorable ruling by the New Jersey Tax Court.

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

●	We expect same store sales to range from flat to an increase of 2% in fiscal 2015.

●	We expect modest retail price inflation in fiscal 2015.

●	We have budgeted $25,000 for capital expenditures in fiscal 2015. Planned expenditures include three major remodels and several smaller remodels.

●	The Board’s current intention is to continue to pay quarterly dividends in 2015 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

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

●
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores sales, marketing costs and operating performance remain worse than our typical store as we continue to build market share and brand awareness. If these trends continue, the Company’s results of operations will continue to be negatively impacted.

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

●
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws, including the disputes with the state of New Jersey described in note 5 of the unaudited consolidated condensed financial statements.

●
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

RELATED PARTY TRANSACTIONS

See note 6 to the unaudited consolidated condensed financial statements for information on related party transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 25, 2014, the Company had demand deposits of $46,965 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 25, 2014, the Company had $41,008 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 25, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 3, 2014

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: December 3, 2014	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: December 3, 2014	/s/ Kevin R. Begley
Kevin R. Begley
(Chief Financial Officer)