Form 10-Q
period 2015-01-24
VILLAGE SUPER MARKET INC
filed 2015-03-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 24, 2015

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

March 4, 2015

Class A Common Stock, No Par Value	9,696,583 Shares
Class B Common Stock, No Par Value	4,360,998 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands) (Unaudited)

	January 24, 2015	July 26, 2014
ASSETS
Current assets
Cash and cash equivalents	$94,762	$77,352
Merchandise inventories	46,248	44,694
Patronage dividend receivable	5,207	12,923
Deferred tax assets	13,167	12,077
Other current assets	16,135	15,740
Total current assets	175,519	162,786

Property, equipment and fixtures, net	205,126	206,720
Notes receivable from Wakefern	41,421	40,598
Investment in Wakefern	25,750	25,012
Goodwill	12,057	12,057
Other assets	7,939	10,239

Total assets	$467,812	$457,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$448	$231
Notes payable to Wakefern	456	667
Accounts payable to Wakefern	65,221	66,004
Accounts payable and accrued expenses	18,351	15,859
Accrued wages and benefits	16,995	18,856
Income taxes payable	48,091	44,387
Total current liabilities	149,562	146,004
Long-term Debt
Capital and financing lease obligations	43,939	44,168
Notes payable to Wakefern	942	1,074
Total long-term debt	44,881	45,242

Pension liabilities	25,277	23,876
Other liabilities	8,755	9,154

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,150 shares at January 24, 2015 and 10,147 shares at July 26, 2014	48,648	47,056
Class B common stock, no par value: Authorized 20,000 shares; issued 4,361 shares at January 24, 2015 and July 26, 2014	708	708
Retained earnings	207,937	203,722
Accumulated other comprehensive loss	(12,082)	(12,465)
Less treasury stock, Class A, at cost: 453 shares at January 24, 2015 and 454 shares at July 26, 2014	(5,874)	(5,885)
Total shareholders’ equity	239,337	233,136

Total liabilities and shareholders’ equity	$467,812	$457,412

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Sales	$411,191	$392,241	$790,935	$749,287

Cost of sales	300,065	286,883	577,006	550,223

Gross profit	111,126	105,358	213,929	199,064

Operating and administrative expense	92,471	94,085	181,459	176,437

Depreciation and amortization	5,994	5,416	11,897	10,521

Operating income	12,661	5,857	20,573	12,106

Interest expense	(1,138)	(1,016)	(2,272)	(1,756)

Interest income	611	653	1,226	1,349

Income before income taxes	12,134	5,494	19,527	11,699

Income taxes	5,531	2,676	9,046	15,711

Net income (loss)	$6,603	$2,818	$10,481	$(4,012)

Net income (loss) per share:
Class A common stock:
Basic	$0.53	$0.23	$0.84	$(0.32)
Diluted	$0.47	$0.20	$0.74	$(0.32)

Class B common stock:
Basic	$0.34	$0.15	$0.54	$(0.21)
Diluted	$0.34	$0.15	$0.54	$(0.21)

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Net income (loss)	$6,603	$2,818	$10,481	$(4,012)

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	192	118	383	237

Comprehensive income (loss)	$6,795	$2,936	$10,864	$(3,775)

(1)
Amounts are net of tax of $132 and $83 for the 13 weeks ended January 24, 2015 and January 25, 2014, respectively, and $265 and $165 for the 26 weeks ended January 24, 2015 and January 25, 2014, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 24, 2015	January 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,481	$(4,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,897	10,521
Non-cash share-based compensation	1,583	1,613
Deferred taxes	(310)	(5,941)
Provision to value inventories at LIFO	200	150
Changes in assets and liabilities:
Merchandise inventories	(1,754)	(3,583)
Patronage dividend receivable	7,716	6,501
Accounts payable to Wakefern	(783)	4,073
Accounts payable and accrued expenses	2,053	1,190
Accrued wages and benefits	(1,861)	(999)
Income taxes payable	4,851	19,556
Other assets and liabilities	1,547	2,019
Net cash provided by operating activities	35,620	31,088

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,923)	(29,238)
Investment in notes receivable from Wakefern	(823)	(798)
Net cash used in investing activities	(10,746)	(30,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	13	217
Excess tax benefit related to share-based compensation	7	46
Principal payments of long-term debt	(1,218)	(979)
Dividends	(6,266)	(6,164)
Net cash used in financing activities	(7,464)	(6,880)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,410	(5,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,352	109,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,762	$103,743

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,189	$2,119
Income taxes	$4,498	$2,050

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 24, 2015 and the consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen and twenty-six week periods ended January 24, 2015 and January 25, 2014 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2014 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 24, 2015 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both January 24, 2015 and July 26, 2014, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,770 and $14,570 higher than reported at January 24, 2015 and July 26, 2014, respectively.

3. NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock. Class A common stock is entitled to cash dividends as declared 54% greater than those paid on Class B common stock. Shares of Class B common stock are convertible on a share-for-share basis for Class A common stock at any time.

The Company utilizes the two-class method of computing and presenting net income (loss) per share. The two-class method is an earnings allocation formula that calculates basic and diluted net income per share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Under the two-class method, Class A common stock is assumed to receive a 54% greater participation in undistributed earnings than Class B common stock, in accordance with the classes' respective dividend rights. Unvested share-based payment awards that contain nonforfeitable rights to dividends are treated as participating securities and therefore included in computing net income per share using the two-class method.

Diluted net income per share for Class A common stock is calculated utilizing the if-converted method, which assumes the conversion of all shares of Class B common stock to Class A common stock on a share-for-share basis, as this method is more dilutive than the two-class method. Diluted net loss per share for Class A common stock is calculated using the two class method and does not assume conversion of Class B common stock to shares of Class A common stock as a result of its anti-dilutive effect. Diluted net income (loss) per share for Class B common stock does not assume conversion of Class B common stock to shares of Class A common stock.

The tables below reconcile the numerators and denominators of basic and diluted net income (loss) per share for all periods presented.

	13 Weeks Ended January 24, 2015		26 Weeks Ended January 24, 2015
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,957	$1,492	$7,870	$2,370
Conversion of Class B to Class A shares	1,492	—	2,370	—
Effect of share-based compensation on allocated net income	9	(2)	11	(2)
Net income allocated, diluted	$6,458	$1,490	$10,251	$2,368

Denominator:
Weighted average shares outstanding, basic	9,409	4,361	9,409	4,361
Conversion of Class B to Class A shares	4,361	—	4,361	—
Dilutive effect of share-based compensation	25	—	22	—
Weighted average shares outstanding, diluted	13,795	4,361	13,792	4,361

	13 Weeks Ended January 25, 2014		26 Weeks Ended January 25, 2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) allocated, basic	$2,102	$648	$(2,979)	$(937)
Conversion of Class B to Class A shares	648	—	—	—
Effect of share-based compensation on allocated net income (loss)	(1)	—	—	—
Net income (loss) allocated, diluted	$2,749	$648	$(2,979)	$(937)

Denominator:
Weighted average shares outstanding, basic	9,198	4,361	9,167	4,387
Conversion of Class B to Class A shares	4,361	—	—	—
Dilutive effect of share-based compensation	85	—	—	—
Weighted average shares outstanding, diluted	13,644	4,361	9,167	4,387

Outstanding stock options to purchase Class A shares of 447 and 5 were excluded from the calculation of diluted net income per share as of January 24, 2015 and January 25, 2014, respectively, as a result of their anti-dilutive effect.  In addition, 290 and 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation as of January 24, 2015 and January 25, 2014, respectively, due to their anti-dilutive effect.

As a result of the net loss in the twenty-six weeks ended January 25, 2014, all outstanding stock options and restricted Class A shares were excluded from the diluted net loss per share calculation for the twenty-six weeks ended January 25, 2014 due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension costs for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Service cost	$910	$730	$1,820	$1,460
Interest cost on projected benefit obligations	764	694	1,528	1,388
Expected return on plan assets	(928)	(797)	(1,856)	(1,594)
Amortization of gains and losses	324	201	648	402
Net periodic pension cost	$1,070	$828	$2,140	$1,656

As of January 24, 2015, the Company has contributed $90 to its pension plans in fiscal 2015.  The Company expects to contribute approximately $6,000 during fiscal 2015 to fund its pension plans.

5. INCOME TAXES

In prior years, the state of New Jersey issued two separate tax assessments related to nexus beginning in fiscal 2000 and the deductibility of certain payments between subsidiaries beginning in fiscal 2002.  Village contested both of these assessments through the state’s conference and appeals process and was subsequently denied. The Company then filed two complaints in Tax Court against the New Jersey Division of Taxation (the "Division") contesting these assessments and a trial limited to the nexus dispute was conducted in June 2013. On October 23, 2013, the Tax Court issued their opinion on the matter in favor of the Division.  As a result, the Company recorded a $10,052 charge to income tax expense in the fiscal quarter ended October 26, 2013, which included a $4,933 (net of federal benefit of $2,656) increase in  unrecognized tax benefits and $5,119 (net of federal benefit of $2,078) of related interest and penalties for tax positions taken in prior years.  This charge increased our fiscal 2014 beginning of year accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company was unable to overturn the Court’s decision upon appeal.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	26 Weeks Ended
	January 24, 2015	January 25, 2014
Balance at beginning of year	$28,993	$17,640
Additions based on tax positions related to prior periods	—	7,589
Additions based on tax positions related to the current period	1,919	1,019
Balance at end of period	$30,912	$26,248

     The Company recognizes interest and penalties on income taxes in income tax expense.  The Company recognized $1,405 and $8,973 related to interest and penalties on income taxes in the twenty-six weeks ended January 24, 2015 and January 25, 2014, respectively.  The amount of accrued interest and penalties included within income taxes payable was $17,512 and $16,107 at January 24, 2015 and July 26, 2014, respectively.

On February 27, 2015, the Company reached an agreement with the Division whereby the Company will pay approximately $33,000 in March 2015 to settle the disputes over nexus and the deductibility of certain payments between subsidiaries with the Division for fiscal years 2000 through 2014. The final settlement amount is subject to adjustment upon filing additional tax returns in New Jersey. Net of federal benefit, the total expected cash outflow as a result of the settlement will be in the range of $21,000 to $22,000. Under the terms of the agreement, the Company will withdraw its appeal of the Tax Court opinion on the nexus dispute. In addition, the case pending on the deductibility of certain payments between subsidiaries will be dismissed and the Division will withdraw the related assessments. The Company will reverse all remaining unrecognized tax benefits and related interest and penalties in excess of the settlement, resulting in an estimated income tax benefit in the range of $7,000 to $8,000 during the fiscal quarter ending April 25, 2015.

6. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first six months of fiscal 2015 except for an additional required investment in Wakefern common stock of $738.

At January 24, 2015, the Company had demand deposits of $69,309 at Wakefern earning interest at overnight money market rates.

7. COMMITMENTS and CONTINGENCIES

     Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. As of January 24, 2015, Village has collected $2,643. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. While Wakefern is continuing to pursue further recovery of uncollected amounts from the carrier and other sources, as a result of this decision and its related impact the Company concluded that recovery of further proceeds is not probable and recorded a $2,270 charge in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.97	73.14	72.95	73.43
Gross profit	27.03	26.86	27.05	26.57
Operating and administrative expense	22.49	23.99	22.94	23.55
Depreciation and amortization	1.45	1.38	1.51	1.40
Operating income	3.09	1.49	2.60	1.62
Interest expense	(0.28)	(0.26)	(0.29)	(0.24)
Interest income	0.15	0.17	0.16	0.18
Income before taxes	2.96	1.40	2.47	1.56
Income taxes	1.35	0.68	1.14	2.10
Net income (loss)	1.61%	0.72%	1.33%	(0.54)%

Sales.  Sales were $411,191 in the second quarter of fiscal 2015, an increase of 4.8% compared to the second quarter of the prior year.  Sales increased due to the opening of the Union replacement store on April 30, 2014 and improved sales in the greater Morristown replacement store, which opened on November 6, 2013.  Same store sales increased 2.2% due to increased transaction size due to inflation, partially offset by decreased units sold.  The Company expects same store sales in fiscal 2015 to range from a 1.5% to 2.5% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.
Sales were $790,935 in the six-month period of fiscal 2015, an increase of 5.6% from the prior year. Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013 and the Union replacement store on April 30, 2014. Same store sales increased 1.9% due to increased transaction size due to inflation, partially offset by decreased units sold.

Gross Profit.  Gross profit as a percentage of sales increased .17% in the second quarter of fiscal 2015 compared to the second quarter of the prior year primarily due to lower promotional spending (.14%), increased departmental gross margin percentages (.10%), decreased warehouse assessment charges from Wakefern (.09%) and improved product mix (.04%). These increases were partially offset by lower patronage dividends (.20%). Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2015 (.19%) and fiscal 2014 (.35%).
Gross profit as a percentage of sales increased .48% in the six-month period of fiscal 2015 compared to the corresponding period of the prior year primarily due to lower promotional spending (.27%), increased departmental gross margin percentages (.15%), decreased warehouse assessment charges from Wakefern (.08%) and improved product mix (.05%). These increases were partially offset by lower patronage dividends (.08%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased 1.50% in the second quarter of fiscal 2015 compared to the second quarter of the prior year primarily due to lower payroll (.27%), snow removal costs (.10%), and legal and consulting fees (.18%). In addition, the prior year included a charge for future lease obligations resulting from the closure of the Morris Plains store (.89%) and pre-opening costs for the greater Morristown and Union replacement stores (.21%). These decreases were partially offset by increased healthcare costs (.11%) and non-union pension expense (.05%).
Operating and administrative expense as a percentage of sales decreased .61% in the six-month period of fiscal 2015 compared to the corresponding period of the prior year primarily due lower payroll (.14%) and decreased legal and consulting fees (.12%). In addition, the prior year included a charge for future lease obligations resulting from the closure of the Morris Plains store (.46%) and pre-opening costs for the greater Morristown and Union replacement stores (.16%). These decreases were partially offset by a charge to write-off all remaining insurance receivables related to Superstorm Sandy (.29%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2015 compared to the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense increased in the second quarter and six-month period of fiscal 2015 compared to the corresponding periods of the prior year due to changes in the amounts of interest costs capitalized.

Interest Income.  Interest income decreased slightly in the second quarter and six-month period of fiscal 2015 compared to the prior year due to lower interest rates.

Income Taxes.  The effective income tax rate was 45.6% in the second quarter of fiscal 2015 compared to 48.7% in the second quarter of the prior year.  The decrease in the effective income tax rate was primarily due to the reduced impact of accrued interest and penalties related to the New Jersey tax dispute as a result of higher pre-tax income in the second quarter of fiscal 2015.
The effective income tax rate was 46.3% in the six-month period of fiscal 2015 compared to 134.3% in the six-month period of the prior year.  As described in Note 5 to the unaudited consolidated condensed financial statements, income taxes in the first quarter of fiscal 2014 included a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court.   Excluding this charge, the effective income tax rate was 48.4% in the six-month period of fiscal 2014. The decrease in the effective income tax rate was primarily due to the reduced impact of accrued interest and penalties related to the New Jersey tax dispute as a result of higher pre-tax income in the six-month period of fiscal 2015.

Net Income (Loss).  Net income was $6,603 in the second quarter of fiscal 2015 compared to $2,818 in the second quarter of the prior year. The second quarter of fiscal 2014 includes a $2,012 (net of tax) charge for future lease obligations due to the closure of the Morris Plains store and pre-opening costs for the replacement stores in greater Morristown and Union of $489 (net of tax). Excluding these two items, net income increased 24% in the second quarter of fiscal 2015 compared to the prior year due primarily to the impact of the greater Morristown and Union replacement stores and the 2.2% same store sales increase.
Net income was $10,481 in the six-month period of fiscal 2015 compared to a net loss of $4,012 in the six-month period of the prior year. Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax), while fiscal 2014 includes a $10,052 charge to income tax expense as a result of the unfavorable ruling by the New Jersey Tax Court, a $2,012 (net of tax) charge for future lease obligations due to the closure of the Morris Plains store and pre-opening costs for the replacement stores in greater Morristown and Union of $687 (net of tax).  Excluding these items, net income increased 35% in the six-month period of fiscal 2015 compared to the prior year primarily due to the impact of the greater Morristown and Union replacement stores, the 1.9% same store sales increase and higher gross margin percentages.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014.  As of January 24, 2015, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35,620 in the six-month period of fiscal 2015 compared to $31,088 in the corresponding period of the prior year.  During the first six months of fiscal 2015, Village used cash to fund capital expenditures of $9,923 and dividends of $6,266.  Capital expenditures primarily include costs associated with remodels of existing stores.

Village expects capital expenditures of $25,000 in fiscal 2015.   Planned expenditures include three major remodels and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2015 are expected to be cash and cash equivalents on hand at January 24, 2015 and operating cash flow generated in fiscal 2015.

Working capital was $25,957 at January 24, 2015 compared to $16,782 at July 26, 2014. The working capital ratio was 1.2 to 1 at January 24, 2015 and 1.1 to 1 at July 26, 2014.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of January 24, 2015 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014, except for the $33,000 tax settlement with the New Jersey Division of Taxation as described in Note 5 to the unaudited consolidated condensed financial statements.

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

●	We expect same store sales to range from a 1.5% to 2.5% increase in fiscal 2015.

●	We expect modest retail price inflation in fiscal 2015.

●	We have budgeted $25,000 for capital expenditures in fiscal 2015. Planned expenditures include three major remodels and several smaller remodels.

●	The Board's current intention is to continue to pay quarterly dividends in 2015 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

●
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

●
Excluding the estimated income tax benefit to be recorded in the third quarter of fiscal 2015 resulting from the settlement with the New Jersey Division of Taxation and interest and penalties on unrecognized tax benefits accrued prior to settlement, we expect our effective income tax rate in fiscal 2015 to be 41.5% - 42.5%.

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

●
The Company's stores are concentrated in New Jersey, with one store in northeastern Pennsylvania and two in Maryland. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole. Economic conditions such as inflation, deflation, and fluctuations in interest rates, energy costs and unemployment rates may adversely affect our sales and profits.

●
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores' sales, marketing costs and operating performance remain worse than our typical store as we continue to build market share and brand awareness. If these trends continue, the Company's results of operations will continue to be negatively impacted.

●
Village purchases substantially all of its merchandise from Wakefern. In addition, Wakefern provides the Company with support services in numerous areas including supplies, advertising, liability and property insurance, technology support and other store services. Further, Village receives patronage dividends and other product incentives from Wakefern. Any material change in Wakefern's method of operation or a termination or material modification of Village's relationship with Wakefern could have an adverse impact on the conduct of the Company's business and could involve additional expense for Village. The failure of any Wakefern member to fulfill its obligations to Wakefern or a member's insolvency or withdrawal from Wakefern could result in increased costs to the Company. Additionally, an adverse change in Wakefern's results of operations could have an adverse effect on Village's results of operations.

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

●
Certain of the multi-employer plans to which we contribute are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

●
Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.

●
Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws. As described in Note 5 to the unaudited consolidated condensed financial statements, the settlement with the New Jersey Division of Taxation will result in an estimated income tax benefit in in the range of $7,000 to $8,000 during the fiscal quarter ending April 25, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 24, 2015, the Company had demand deposits of $69,309 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 24, 2015, the Company had $41,421 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 24, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 4, 2015

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: March 4, 2015	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: March 4, 2015	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)