Form 10-Q
period 2015-04-25
VILLAGE SUPER MARKET INC
filed 2015-06-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 25, 2015

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 3, 2015

Class A Common Stock, No Par Value	9,807,083 Shares
Class B Common Stock, No Par Value	4,360,998 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands) (Unaudited)

	April 25, 2015	July 26, 2014
ASSETS
Current assets
Cash and cash equivalents	$58,579	$77,352
Merchandise inventories	45,552	44,694
Patronage dividend receivable	9,029	12,923
Deferred tax assets	—	12,077
Income taxes receivable	7,658	—
Other current assets	12,259	15,740
Total current assets	133,077	162,786

Property, equipment and fixtures, net	206,945	206,720
Notes receivable from Wakefern	41,421	40,598
Investment in Wakefern	25,750	25,012
Goodwill	12,057	12,057
Other assets	8,162	10,239

Total assets	$427,412	$457,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$458	$231
Notes payable to Wakefern	436	667
Accounts payable to Wakefern	57,431	66,004
Accounts payable and accrued expenses	19,198	15,859
Accrued wages and benefits	17,621	18,856
Income taxes payable	—	44,387
Total current liabilities	95,144	146,004
Long-term Debt
Capital and financing lease obligations	43,820	44,168
Notes payable to Wakefern	831	1,074
Total long-term debt	44,651	45,242

Pension liabilities	26,023	23,876
Other liabilities	8,565	9,154

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,150 shares at April 25, 2015 and 10,147 shares at July 26, 2014	50,657	47,056
Class B common stock, no par value: Authorized 20,000 shares; issued 4,361 shares at April 25, 2015 and July 26, 2014	708	708
Retained earnings	217,998	203,722
Accumulated other comprehensive loss	(11,891)	(12,465)
Less treasury stock, Class A, at cost: 343 shares at April 25, 2015 and 454 shares at July 26, 2014	(4,443)	(5,885)
Total shareholders’ equity	253,029	233,136

Total liabilities and shareholders’ equity	$427,412	$457,412

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Sales	$387,100	$372,511	$1,178,035	$1,121,798

Cost of sales	280,002	272,074	857,008	822,297

Gross profit	107,098	100,437	321,027	299,501

Operating and administrative expense	90,848	88,524	272,307	264,960

Depreciation and amortization	5,676	5,516	17,573	16,038

Operating income	10,574	6,397	31,147	18,503

Interest expense	(1,133)	(916)	(3,404)	(2,673)

Interest income	603	659	1,829	2,008

Income before income taxes	10,044	6,140	29,572	17,838

Income taxes	(3,162)	2,952	5,884	18,663

Net income (loss)	$13,206	$3,188	$23,688	$(825)

Net income (loss) per share:
Class A common stock:
Basic	$1.05	$0.26	$1.89	$(0.06)
Diluted	$0.93	$0.23	$1.68	$(0.06)

Class B common stock:
Basic	$0.68	$0.17	$1.23	$(0.05)
Diluted	$0.68	$0.17	$1.22	$(0.05)

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Net income (loss)	$13,206	$3,188	$23,688	$(825)

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	192	119	574	356

Comprehensive income (loss)	$13,398	$3,307	$24,262	$(469)

(1)
Amounts are net of tax of $132 and $82 for the 13 weeks ended April 25, 2015 and April 26, 2014, respectively, and $398 and $247 for the 39 weeks ended April 25, 2015 and April 26, 2014, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 25, 2015	April 26, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,688	$(825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,573	16,038
Non-cash share-based compensation	2,377	2,442
Deferred taxes	15,741	(6,969)
Provision to value inventories at LIFO	300	250
Changes in assets and liabilities:
Merchandise inventories	(1,158)	(3,614)
Patronage dividend receivable	3,894	2,677
Accounts payable to Wakefern	(8,573)	(16)
Accounts payable and accrued expenses	630	1,218
Accrued wages and benefits	(1,235)	(42)
Income taxes payable/receivable	(52,045)	19,967
Other assets and liabilities	6,332	4,719
Net cash provided by operating activities	7,524	35,845

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,264)	(41,435)
Investment in notes receivable from Wakefern	(823)	(41,196)
Maturity of notes receivable from Wakefern	—	23,420
Net cash used in investing activities	(18,087)	(59,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,392	217
Excess tax benefit related to share-based compensation	274	46
Principal payments of long-term debt	(1,464)	(1,204)
Dividends	(9,412)	(9,301)
Treasury stock purchases	—	(2,569)
Net cash used in financing activities	(8,210)	(12,811)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,773)	(36,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,352	109,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,579	$73,394

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,322	$3,189
Income taxes	$41,913	$5,620

See accompanying Notes to Consolidated Condensed Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 25, 2015 and the consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen and thirty-nine week periods ended April 25, 2015 and April 26, 2014 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2014 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 25, 2015 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both April 25, 2015 and July 26, 2014, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,870 and $14,570 higher than reported at April 25, 2015 and July 26, 2014, respectively.
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

The tables below reconcile the numerators and denominators of basic and diluted net income (loss) per share for all periods presented.

	13 Weeks Ended April 25, 2015		39 Weeks Ended April 25, 2015
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$9,936	$2,976	$17,806	$5,346
Conversion of Class B to Class A shares	2,976	—	5,346	—
Effect of share-based compensation on allocated net income	26	(19)	37	(21)
Net income allocated, diluted	$12,938	$2,957	$23,189	$5,325

Denominator:
Weighted average shares outstanding, basic	9,449	4,361	9,423	4,361
Conversion of Class B to Class A shares	4,361	—	4,361	—
Dilutive effect of share-based compensation	107	—	50	—
Weighted average shares outstanding, diluted	13,917	4,361	13,834	4,361

	13 Weeks Ended April 26, 2014		39 Weeks Ended April 26, 2014
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) allocated, basic	$2,395	$720	$(595)	$(205)
Conversion of Class B to Class A shares	720	—	—	—
Effect of share-based compensation on allocated net income (loss)	—	—	—	—
Net income (loss) allocated, diluted	$3,115	$720	$(595)	$(205)

Denominator:
Weighted average shares outstanding, basic	9,288	4,361	9,207	4,378
Conversion of Class B to Class A shares	4,361	—	—	—
Dilutive effect of share-based compensation	30	—	—	—
Weighted average shares outstanding, diluted	13,679	4,361	9,207	4,378

Outstanding stock options to purchase Class A shares of 233 and 443 were excluded from the calculation of diluted net income per share as of April 25, 2015 and April 26, 2014, respectively, as a result of their anti-dilutive effect.  In addition, 271 and 288 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation as of April 25, 2015 and April 26, 2014, respectively, due to their anti-dilutive effect.

As a result of the net loss in the thirty-nine weeks ended April 26, 2014, all outstanding stock options and restricted Class A shares were excluded from the diluted net loss per share calculation for the thirty-nine weeks ended April 26, 2014 due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Service cost	$910	$730	$2,730	$2,190
Interest cost on projected benefit obligations	764	694	2,292	2,082
Expected return on plan assets	(928)	(797)	(2,784)	(2,391)
Amortization of gains and losses	324	201	972	603
Net periodic pension cost	$1,070	$828	$3,210	$2,484

As of April 25, 2015, the Company has contributed $90 to its pension plans in fiscal 2015.  The Company expects to contribute approximately $6,000 during fiscal 2015 to fund its pension plans.

5. INCOME TAXES

In prior years, the state of New Jersey issued two separate tax assessments related to nexus beginning in fiscal 2000 and the deductibility of certain payments between subsidiaries beginning in fiscal 2002.  Village contested both of these assessments through the state’s conference and appeals process and was subsequently denied. The Company then filed two complaints in Tax Court against the New Jersey Division of Taxation (the "Division") contesting these assessments and a trial limited to the nexus dispute was conducted in June 2013. On October 23, 2013, the Tax Court issued their opinion on the matter in favor of the Division.  As a result, the Company recorded a $10,052 charge, net of federal benefit, to income tax expense in the fiscal quarter ended October 26, 2013, to increase unrecognized tax benefits and related interest and penalties for tax positions taken in prior years.  This charge increased our fiscal 2014 beginning of year accrued tax liability to reflect the estimated total tax, interest and penalties due if the Company was unable to overturn the Court’s decision upon appeal.

On February 27, 2015, the Company reached an agreement with the Division whereby the Company paid $33,000 in March 2015 to settle the disputes with the Division over nexus and the deductibility of certain payments between subsidiaries for fiscal years 2000 through 2014. Net of federal benefit, the total cash outflow as a result of the settlement is expected to be $21,000. Under the terms of the agreement, the Company withdrew its appeal of the Tax Court opinion on the nexus dispute. In addition, the case pending on the deductibility of certain payments between subsidiaries has been dismissed and the Division has withdrawn the related assessments. The Company recorded an income tax benefit of $7,293, net of federal taxes, in the fiscal quarter ending April 25, 2015 to reverse remaining unrecognized tax benefits and related interest and penalties in excess of the settlement.
    A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	39 Weeks Ended
	April 25, 2015	April 26, 2014
Balance at beginning of year	$28,993	$17,640
Reclassification to offset net operating loss carryforward (1)	(1,147)	—
Additions based on tax positions related to prior periods	—	7,589
Additions based on tax positions related to the current period	46	1,019
Reductions based on tax positions related to prior periods	(546)	—
Cash paid on settlements	(26,862)	—
Balance at end of period	$484	$26,248
(1) In accordance with Accounting Standards Update 2013-11, unrecognized tax benefits of $1,147 were reclassified from income taxes payable to offset related net operating loss carryforward deferred tax assets at the beginning of fiscal 2015.

     The Company recognizes interest and penalties on income taxes in income tax expense.  The Company recognized a benefit of $9,811 ($6,396 net of federal and state taxes) and expense of $9,653 ($6,283 net of federal and state benefits) related to interest and penalties on income taxes in the thirty-nine weeks ended April 25, 2015 and April 26, 2014, respectively.  The amount of accrued interest and penalties included within income taxes payable was $158 and $16,107 at April 25, 2015 and July 26, 2014, respectively.

6. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014.  There have been no significant changes in the Company’s relationship or nature of transactions with related parties during the first nine months of fiscal 2015 except for an additional required investment in Wakefern common stock of $738.

At April 25, 2015, the Company had demand deposits of $33,926 at Wakefern earning interest at overnight money market rates.

7. COMMITMENTS and CONTINGENCIES

     Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. As of April 25, 2015, Village has collected $2,643. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. While Wakefern is continuing to pursue further recovery of uncollected amounts from the carrier and other sources, as a result of this decision and its related impact the Company concluded that recovery of further proceeds is not probable and recorded a $2,270 charge in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania. On November 6, 2013, Village opened a 77,000 sq. ft. store in Hanover Township, New Jersey that serves the greater Morristown area and replaced the 40,000 sq. ft. Morris Plains store.  On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The remodel and expansion of the Stirling, New Jersey store to 68,000 sq. ft. is expected to be completed in the summer of 2015.

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

Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Four of our stores include the Village Food Garden concept that features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining. Village also has on-site registered dieticians in fifteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  Wakefern and Village have responded to customers' increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in twelve store locations with store pick-up and delivery options servicing our current market.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Condensed Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.33	73.04	72.75	73.30
Gross profit	27.67	26.96	27.25	26.70
Operating and administrative expense	23.47	23.76	23.12	23.62
Depreciation and amortization	1.48	1.48	1.49	1.43
Operating income	2.72	1.72	2.64	1.65
Interest expense	(0.29)	(0.25)	(0.29)	(0.24)
Interest income	0.16	0.18	0.16	0.18
Income before taxes	2.59	1.65	2.51	1.59
Income taxes	(0.82)	0.79	0.50	1.66
Net income (loss)	3.41%	0.86%	2.01%	(0.07)%

Sales.  Sales were $387,100 in the third quarter of fiscal 2015, an increase of 3.9% compared to the third quarter of the prior year.  Sales increased due to the opening of the Union replacement store on April 30, 2014 and a same store sales increase of 2.2%. Same store sales increased 2.2% due to improved sales in the greater Morristown replacement store, higher average transaction size and increased customer counts.  The Company expects same store sales in fiscal 2015 to range from a 1.5% to 2.5% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.
Sales were $1,178,035 in the nine-month period of fiscal 2015, an increase of 5.0% from the nine-month period of the prior year. Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013 and the Union replacement store on April 30, 2014. Same store sales increased 2.0% due to higher average transaction size and increased customer counts.

Gross Profit.  Gross profit as a percentage of sales increased .71% in the third quarter of fiscal 2015 compared to the third quarter of the prior year primarily due to lower promotional spending (.40%), increased departmental gross margin percentages (.28%) and decreased warehouse assessment charges from Wakefern (.08%). These increases were partially offset by lower patronage dividends (.05%).
Gross profit as a percentage of sales increased .55% in the nine-month period of fiscal 2015 compared to the nine-month period of the prior year primarily due to lower promotional spending (.31%), increased departmental gross margin percentages (.19%) and decreased warehouse assessment charges from Wakefern (.08%). These increases were partially offset by lower patronage dividends (.07%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .29% in the third quarter of fiscal 2015 compared to the third quarter of the prior year primarily due to lower repair costs (.09%), payroll(.08%) and advertising spending (.08%). In addition, the prior year included pre-opening costs for the Union replacement store (.15%). These decreases were partially offset by increased workers compensation costs (.14%).
Operating and administrative expense as a percentage of sales decreased .50% in the nine-month period of fiscal 2015 compared to the nine-month period of the prior year primarily due lower payroll (.13%) and decreased legal and consulting fees (.10%). In addition, the prior year included a charge for future lease obligations resulting from the closure of the Morris Plains store (.31%) and pre-opening costs for the greater Morristown and Union replacement stores (.16%). These decreases were partially offset by a charge to write-off all remaining insurance receivables related to Superstorm Sandy (.19%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2015 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense increased in the third quarter and nine-month period of fiscal 2015 compared to the corresponding periods of the prior year due to changes in the amounts of interest costs capitalized.

Interest Income.  Interest income decreased in the third quarter and nine-month period of fiscal 2015 compared to the corresponding periods of the prior year due to less amounts invested and lower interest rates, respectively.

Income Taxes.  The effective income tax rate was (31.5%) in the third quarter of fiscal 2015 compared to 48.1% in the third quarter of the prior year.  Income taxes in the third quarter of fiscal 2015 includes a tax benefit of $7,293 as a result of the settlement with the New Jersey Division of Taxation. Income taxes in the third quarter of the prior year included $440 of accrued interest and penalties related to the New Jersey tax dispute.  Excluding these items, the effective income tax rate was 41.1% in the third quarter of fiscal 2015 as compared to 40.9% in the third quarter of the prior year.
The effective income tax rate was 19.9% in the nine-month period of fiscal 2015 compared to 104.6% in the nine-month period of the prior year.  Income taxes in the nine-month period of fiscal 2015 includes a tax benefit of $6,452 related to the settlement with the New Jersey Division of Taxation, net of $841 of interest and penalties accrued prior to settlement. Income taxes in the nine-month period of the prior year included a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court and $1,163 of accrued interest and penalties related to the New Jersey tax dispute.   Excluding these items from both fiscal years, the effective income tax rate was 41.7% in the nine-month period of fiscal 2015 as compared to 41.8% in the nine-month period of the prior year.
The dispute and related settlement with the New Jersey Division of Taxation is described in note 5 to the consolidated condensed financial statements.

Net Income (Loss).  Net income was $13,206 in the third quarter of fiscal 2015 compared to $3,188 in the third quarter of the prior year. The third quarter of fiscal 2015 includes a tax benefit of $7,293 as a result of the settlement reached with the New Jersey Division of Taxation, while the third quarter of the prior year includes pre-opening costs for the replacement store in Union of $316 (net of tax) and a higher tax rate due to $440 of accrued interest and penalties related to the New Jersey tax dispute. Excluding these items from both fiscal years, net income increased 50% in the third quarter of fiscal 2015 compared to the prior year due primarily to the impact of the Union replacement store, the 2.2% same store sales increase and higher gross margin percentages.
Net income was $23,688 in the nine-month period of fiscal 2015 compared to a net loss of $825 in the nine-month period of the prior year. Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax) and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued in fiscal 2015 prior to settlement. Fiscal 2014 included a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court, a higher tax rate due to $1,163 of accrued interest and penalties related to the New Jersey tax dispute, a $2,012 (net of tax) charge for future lease obligations due to the closure of the Morris Plains store and pre-opening costs for the replacement stores in greater Morristown and Union of $1,015 (net of tax).  Excluding these items, net income increased 38% in the nine-month period of fiscal 2015 compared to the prior year primarily due to the impact of the greater Morristown and Union replacement stores, the 2.0% same store sales increase and higher gross margin percentages.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014.  As of April 25, 2015, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7,524 in the nine-month period of fiscal 2015 compared to $35,845 in the corresponding period of the prior year.  This decrease is primarily attributable to the $33,000 settlement with the New Jersey Division of Taxation and changes in the timing of payables. During the first nine months of fiscal 2015, Village used cash to fund capital expenditures of $17,264 and dividends of $9,412.  Capital expenditures primarily include costs associated with remodels of existing stores.

Village expects capital expenditures of $25,000 in fiscal 2015.   Planned expenditures include the expansion and remodel of the Stirling, New Jersey store and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2015 are expected to be cash and cash equivalents on hand at April 25, 2015 and operating cash flow generated in fiscal 2015.

Working capital was $37,933 at April 25, 2015 compared to $16,782 at July 26, 2014. The working capital ratio was 1.4 to 1 at April 25, 2015 and 1.1 to 1 at July 26, 2014.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of April 25, 2015 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 26, 2014, except for the $33,000 tax settlement with the New Jersey Division of Taxation as described in Note 5 to the unaudited consolidated condensed financial statements.

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

●	We expect same store sales to range from a 1.5% to 2.5% increase in fiscal 2015.

●	We expect modest retail price inflation in fiscal 2015.

●	We have budgeted $25,000 for capital expenditures in fiscal 2015. Planned expenditures include the expansion and remodel of the Stirling, New Jersey store and several smaller remodels.

●	The Board's current intention is to continue to pay quarterly dividends in 2015 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

●
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

●
Excluding the income tax benefit recorded in the third quarter of fiscal 2015 resulting from the settlement with the New Jersey Division of Taxation and interest and penalties on unrecognized tax benefits accrued in fiscal 2015 prior to settlement, we expect our effective income tax rate in fiscal 2015 to be 41.5% - 42.5%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 25, 2015, the Company had demand deposits of $33,926 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 25, 2015, the Company had $41,421 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 25, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated June 3, 2015

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: June 3, 2015	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: June 3, 2015	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)