Form 10-K
period 2015-07-25
VILLAGE SUPER MARKET INC
filed 2015-10-07
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 25, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $187.8 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.5 million based upon the closing price of the Class A shares on the NASDAQ on January 24, 2015, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 7, 2015

Class A common stock, no par value	9,848,825 Shares
Class B common stock, no par value	4,319,256 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2015 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 11, 2015 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

PART I

ITEM I.   BUSINESS

(All dollar amounts are in thousands, except per square foot data).

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

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices with superior customer service.  During fiscal 2015, sales per store were $54,613 and sales per average square foot of selling space were $1,177.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card also strengthens customer loyalty.

The remodel and expansion of the Stirling, New Jersey store to 68,000 sq. ft. is expected to be completed in the first quarter of fiscal 2016. On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey that replaced our existing 40,000 sq. ft. store in Union.  On November 6, 2013, Village opened a 77,000 sq. ft. store in Hanover Township, New Jersey that serves the greater Morristown area and replaced the 40,000 sq. ft. Morris Plains store.

Below is a summary of the range of store sizes at July 25, 2015:

Total Square Feet	Number of Stores

Greater than 60,000	15
50,001 to 60,000	7
40,000 to 50,000	5
Less than 40,000	2
Total	29

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The greater Morristown, Union and Stirling stores include the Village Food Garden concept previously introduced in our remodeled Livingston store. Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

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

We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.  Additionally, we have commenced a mobile shopping pilot program at one store that allows in-store shoppers to scan and express pay for their purchases via our smart phone app.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2015	2014	2013
Groceries	36.4%	37.0%	37.9%
Dairy and Frozen	17.3	17.5	17.8
Produce	11.7	11.8	11.5
Meats	10.6	10.5	10.5
Non-Foods	8.2	8.1	8.0
Deli and Prepared Food	6.7	6.3	5.6
Pharmacy	4.2	4.1	4.1
Seafood	2.4	2.4	2.5
Bakery	2.1	2.1	2.1
Liquor	0.4	0.2	—
	100%	100%	100%

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

Village has budgeted $25 million for capital expenditures for fiscal 2016.  Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, two major remodels and several smaller remodels.

In fiscal 2015, Village completed a substantial portion of the expansion and remodel of the Stirling, New Jersey store and completed several smaller remodels.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 13.4% of Wakefern’s outstanding stock as of July 25, 2015.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 323 supermarkets and other retail formats, including 91 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 9.7% of sales in fiscal 2015.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

While Wakefern has a substantial professional staff, it operates as a member owned cooperative.  Executives of most members make contributions of time to the business of Wakefern.  Executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchasing, merchandising and other programs.  Nicholas Sumas, the Company’s Chief Marketing Officer, is a member of the Wakefern Board of Directors.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2015, 2014 and 2013.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

Wakefern, under circumstances specified in its bylaws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any member.  Such circumstances include a member's bankruptcy filing, certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, the material breach by a member of any provision of the bylaws of Wakefern or any agreement with Wakefern, or a failure to fulfill financial obligations to Wakefern.

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

Wakefern does not prescribe geographical franchise areas to its members.  The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite and PriceRite names are, however, subject to the approval of Wakefern's Site Development Committee.  This committee is composed of persons who are not employees or members of Wakefern.  Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors.  Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $25,750 at July 25, 2015.  The total amount of debt outstanding from all capital pledges to Wakefern is $1,156 at July 25, 2015.  The maximum per store capital contribution increased from $850 to $875 in fiscal 2015, resulting in an additional $738 capital pledge, which was paid in fiscal 2015.

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

The Company’s commitment to advanced point of sale and communication systems enables it to participate in Price Plus, ShopRite’s preferred customer program.  Customers receive electronic discounts by presenting a scannable Price Plus card.  This technology also enables Village to offer continuity programs, focus on target marketing initiatives and to attach digital coupons directly to a customer's Price Plus card.

Wakefern and Village have responded to customers' increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  On-line shopping is available in thirteen stores, with store pick-up and delivery options servicing our current market.  Additionally, we have commenced a mobile shopping pilot program at one store that allows in-store shoppers to scan and express pay for their purchases via our smart phone app.

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

Some of the Company's principal competitors include Pathmark, A&P, Stop & Shop, Acme, Kings, Wal-Mart, Target, Wegmans, Whole Foods, Costco, BJ’s, Giant, Safeway and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union. In July 2015, A&P filed for Chapter 11 bankruptcy. It is expected that certain A&P and Pathmark stores that compete directly with Village will either be sold or closed in late 2015.

LABOR

As of July 25, 2015, the Company employed approximately 6,750 persons with approximately 76% working part-time.  Approximately 92% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between June 2015 and October 2018.  Approximately 12% of our associates are represented by unions whose contracts have expired or will expire within one year.  Most of the Company’s competitors are similarly unionized.

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

GEOGRAPHIC CONCENTRATION AND NEW TRADE AREA

The Company’s stores are concentrated in New Jersey, with two stores in Maryland and one in northeastern Pennsylvania. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rates, energy costs and unemployment rates may adversely affect our sales and profits.  Further, since our store base is concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

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

LABOR RELATIONS

Approximately 92% of the Company’s employees are covered by collective bargaining agreements with unions. Contracts with the Company’s seven unions expire between June 2015 and October 2018.  Approximately 12% of our associates are represented by unions whose contracts have expired or will expire within one year.  In future negotiations with labor unions, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations or have an adverse impact on our financial results.  Further, if we are unable to control health care and pension costs provided for in collective bargaining agreements, we may experience increased operating costs and an adverse impact on our results of operations.

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

Any breach of these security measures and loss of confidential information, which could be undetected for a period of time, could damage our reputation with customers, vendors and associates, cause Wakefern and Village to incur significant costs to protect any customers, vendors and associates whose personal data was compromised, cause us to make changes to our information systems and could result in government enforcement actions and litigation against Wakefern and/or Village from outside parties.  Any such breach could have a material adverse impact on our operations, consolidated financial condition, results of operations, and liquidity if the related costs to Wakefern and Village are not covered by or are in excess of carried insurance policies.  In addition, a security breach could require Wakefern and Village to devote significant management resources to address problems created by the security breach and restore our reputation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 25, 2015, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining 23 supermarkets (containing 1,305,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining seven are freestanding stores.  The Company has entered into a contract to sell the land and building of the former Washington store. The sale is expected to close in fall 2015.

The annual rent, including capitalized leases and closed stores, for all of the Company's leased facilities for the year ended July 25, 2015 was approximately $18,170.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.   LEGAL PROCEEDINGS

In prior years, the state of New Jersey issued two separate tax assessments related to nexus beginning in fiscal 2000 and the deductibility of certain payments between subsidiaries beginning in fiscal 2002.  The Company had contested both of these assessments through the state’s conference and appeals process and Tax Court. On February 27, 2015, the Company reached an agreement with the Division whereby the Company paid $33,000 in March 2015 to settle the disputes with the Division for fiscal years 2000 through 2014. The dispute and related settlement with the New Jersey Division of Taxation is described in Note 5 to the Consolidated Financial Statements.
Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. As of July 25, 2015, Village has collected $2,643. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. While Wakefern is continuing to pursue further recovery of uncollected amounts from the carrier and other sources, as a result of this decision and its related impact the Company concluded that recovery of further proceeds is not probable and recorded a $2,270 charge in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.

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

2015	High	Low
4th Quarter	$33.98	$28.31
3rd Quarter	34.35	27.56
2nd Quarter	29.40	23.90
1st Quarter	26.33	19.22
2014	High	Low
4th Quarter	$25.69	$22.62
3rd Quarter	29.41	24.69
2nd Quarter	38.73	28.45
1st Quarter	39.23	34.40

As of October 1, 2015, there were approximately 780 holders of Class A common stock.

During fiscal 2015, Village paid cash dividends of $12,577.  Dividends in fiscal 2015 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

*$100 invested on 7/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

	Jul-10	Jul-11	Jul-12	Jul-13	Jul-14	Jul-15
Village Super Market, Inc.	$100	$104	$141	$155	$102	$129
S&P 500	$100	$120	$131	$163	$191	$212
NASDAQ Retail Trade	$100	$145	$161	$206	$214	$301

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and square feet data).

All fiscal years contain 52 weeks.

For year	July 25, 2015	July 26, 2014	July 27, 2013	July 28, 2012	July 30, 2011
Sales	$1,583,789	$1,518,636	$1,476,457	$1,422,243	$1,298,928
Net income	30,620	5,045	25,784	31,445	20,982
Net income as a % of sales	1.93%	0.33%	1.75%	2.21%	1.62%
Net income per share:
Class A common stock:
Basic	$2.44	$0.41	$2.18	$2.74	$1.86
Diluted	2.16	0.36	1.85	2.28	1.54
Class B common stock:
Basic	1.58	0.26	1.36	1.78	1.21
Diluted	1.58	0.26	1.36	1.77	1.21
Cash dividends per share:
Class A	1.000	1.000	2.000	0.850	1.700
Class B	0.650	0.650	1.300	0.553	1.105

At year-end
Total assets	$433,902	$457,412	$427,412	$409,538	$386,190
Long-term debt	44,425	45,242	42,738	43,149	43,147
Working capital	39,747	16,782	94,299	71,672	44,448
Shareholders’ equity	252,767	233,136	244,560	230,311	208,157
Book value per share	17.84	16.59	17.66	16.74	15.22

Other data
Same store sales increase	2.1%	0.2%	2.9%	4.9%	4.0%
Total square feet	1,717,000	1,700,000	1,644,000	1,644,000	1,604,000
Average total sq. ft. per store	59,000	59,000	57,000	57,000	57,000
Selling square feet	1,353,000	1,339,000	1,295,000	1,295,000	1,264,000
Sales per average square foot of selling space (1)	$1,177	$1,153	$1,140	$1,112	$1,109
Number of stores	29	29	29	29	28
Sales per average number of stores (1)	$54,613	$52,367	$50,912	$49,903	$49,959
Capital expenditures and acquisitions	23,517	50,322	21,888	20,852	19,941

(1) Amounts for the year ended July 30, 2011 exclude results of the two stores acquired in Maryland in July 2011.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2015
Sales	$379,744	$411,191	$387,100	$405,754	$1,583,789
Gross profit	102,803	111,126	107,098	112,088	433,115
Net income	3,879	6,603	13,206	6,932	30,620
Net income per share:
Class A common stock:
Basic	0.31	0.53	1.05	0.55	2.44
Diluted	0.27	0.47	0.93	0.49	2.16
Class B common stock:
Basic	0.20	0.34	0.68	0.36	1.58
Diluted	0.20	0.34	0.68	0.36	1.58

2014
Sales	$357,046	$392,241	$372,511	$396,838	$1,518,636
Gross profit	93,706	105,358	100,437	108,997	408,498
Net (loss) income	(6,831)	2,818	3,188	5,870	5,045
Net (loss) income per share:
Class A common stock:
Basic	(0.55)	0.23	0.26	0.47	0.41
Diluted	(0.55)	0.20	0.23	0.42	0.36
Class B common stock:
Basic	(0.36)	0.15	0.17	0.30	0.26
Diluted	(0.36)	0.15	0.17	0.30	0.26

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania. On November 6, 2013, Village opened a 77,000 sq. ft. store in Hanover Township, New Jersey that serves the greater Morristown area and replaced the 40,000 sq. ft. Morris Plains store.  On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store. The remodel and expansion of the Stirling, New Jersey store to 68,000 sq. ft. is expected to be completed in the first quarter of fiscal 2016.

Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. This ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

The Company’s stores, six of which are owned, average 59,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  During fiscal 2015, sales per store were $54,613 and sales per average square foot of selling space were $1,177. Management believes these figures are among the highest in the supermarket industry.

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products (including ShopRite private labeled products). The ShopRite Price Plus card also strengthens customer loyalty.

Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. The greater Morristown, Union and Stirling stores include the Village Food Garden concept previously introduced in our remodeled Livingston store. Village Food Garden features a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.  Village also has on-site registered dieticians in fifteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  Wakefern and Village have responded to customers' increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in thirteen stores with store pick-up and delivery options servicing our current market.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; and hourly labor rates.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2015, 2014 and 2013 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 25, 2015	July 26, 2014	July 27, 2013
Sales	100.00%	100.00%	100.00%
Cost of sales	72.65%	73.10%	73.06%
Gross profit	27.35%	26.90%	26.94%
Operating and administrative expense	23.13%	23.47%	22.57%
Depreciation and amortization	1.47%	1.47%	1.38%
Operating income	2.75%	1.96%	2.99%
Income from partnerships	—%	—%	0.10%
Interest expense	(0.29)%	(0.24)%	(0.26)%
Interest income	0.15%	0.17%	0.19%
Income before income taxes	2.61%	1.89%	3.02%
Income taxes	0.68%	1.56%	1.27%
Net income	1.93%	0.33%	1.75%

SALES

Sales were $1,583,789 in fiscal 2015, an increase of $65,153, or 4.3% from the prior year. Sales increased due to the opening of the greater Morristown replacement store on November 6, 2013 and Union replacement store on April 30, 2014.  Same store sales increased 2.1% due to improved sales in the greater Morristown replacement store in its second year of operations, higher average transaction size and increased customer counts. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations are included in same store sales immediately.

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

GROSS PROFIT

Gross profit as a percentage of sales increased .45% in fiscal 2015 compared to the prior year primarily due to lower promotional spending (.23%), increased departmental gross margin percentages (.23%) and decreased warehouse assessment charges from Wakefern (.06%). These increases were partially offset by lower patronage dividends (.06%).

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

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales decreased .34% in fiscal 2015 compared to the prior year primarily due to lower payroll (.11%) and advertising spending (.05%). Payroll decreased primarily due to sales growth and increased payroll efficiency in the greater Morristown store in its second year of operations. In addition, the prior year included charges for future lease obligations resulting from the closures of the Morris Plains and Union stores (.29%) and pre-opening costs for the greater Morristown and Union replacement stores (.13%). These decreases were partially offset by a charge to write-off all remaining insurance receivables related to Superstorm Sandy (.14%) and increased workers compensation costs (.11%).

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $23,330, $22,274 and $20,354 in fiscal 2015, 2014 and 2013, respectively. Depreciation and amortization expense increased in fiscal 2015 and 2014 compared to the prior years due to depreciation related to fixed asset additions.

INCOME FROM PARTNERSHIPS

Income from partnerships of $1,450 in fiscal 2013 are distributions received from two partnerships that exceeded the invested amounts.  The Company’s partnership interests resulted from its leasing of supermarkets in two shopping centers.  The Company remains a tenant in one of these shopping centers.

INTEREST EXPENSE

Interest expense was $4,535, $3,602 and $3,771, in fiscal 2015, 2014 and 2013, respectively. Interest expense increased in fiscal 2015 compared to fiscal 2014 and 2013 primarily due to interest costs capitalized of $600 and $560 in fiscal 2014 and 2013, respectively.

INTEREST INCOME

Interest income was $2,399, $2,622 and $2,783 in fiscal 2015, 2014 and 2013, respectively. Interest income decreased due primarily to lower interest rates earned on investments and less amounts invested.

INCOME TAXES

The Company’s effective income tax rate was 26.0%, 82.5% and 42.2% in fiscal 2015, 2014 and 2013, respectively.

Income taxes in fiscal 2015 includes a tax benefit of $6,452 related to the settlement with the New Jersey Division of Taxation, net of $841 of interest and penalties accrued prior to settlement. Income taxes in fiscal 2014 included a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court and a higher tax rate due to

$1,557 of interest and penalties related to the New Jersey tax dispute. Excluding these items from both fiscal years, the effective income tax rate was 41.6% in fiscal 2015 as compared to 42.2% in fiscal 2014. The dispute and related settlement with the New Jersey Division of Taxation is described in Note 5 to the Consolidated Financial Statements.

NET INCOME

Net income was $30,620 in fiscal 2015 compared to $5,045 in fiscal 2014.  Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store that is under contract to be sold in fiscal 2016, and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued in fiscal 2015 prior to settlement. Fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court, a higher tax rate due to $1,557 of accrued interest and penalties related to the New Jersey tax dispute, a charge for future lease obligations due to the closure of the Morris Plains and Union stores of $2,551 (net of tax) and pre-opening costs for the replacement stores in greater Morristown and Union of $1,141 (net of tax).  Excluding these items from both fiscal years, net income in fiscal 2015 increased 27% compared to the prior year primarily due to the impact of the greater Morristown and Union replacement stores, the 2.1% same store sales increase and higher gross margin percentages.

Net income was $5,045 in fiscal 2014 compared to $25,784 in fiscal 2013.  Fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court, a higher tax rate due to $1,557 of accrued interest and penalties related to the New Jersey tax dispute, a charge for future lease obligations due to the closure of the Morris Plains and Union stores of $2,551 (net of tax) and pre-opening costs for the replacement stores in greater Morristown and Union of $1,141 (net of tax), while fiscal 2013 includes income from the national credit card lawsuit of $693 (net of tax), income from a partnership distribution of $840 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).  Excluding these items from both fiscal years, net income in fiscal 2014 declined 17% compared to the prior year primarily due to flat same store sales, higher operating expenses as a percentage of sales, and higher depreciation expense.

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

IMPAIRMENT

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups to their carrying value.

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 25, 2015. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend” (see Note 3 to the Consolidated Financial Statements). This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The amount of patronage dividends receivable based on these estimates were $12,831 and $12,923 at July 25, 2015 and July 26, 2014, respectively.

PENSION PLANS

The determination of the Company’s obligation and expense for Company-sponsored pension plans is dependent, in part, on Village’s selection of assumptions used by actuaries in calculating those amounts. These assumptions are described in Note 8 to the Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increase in compensation costs. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company’s assumptions may materially affect cash flows, pension obligations and future expense.

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 25, 2015 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 4.02% at July 25, 2015 compared to 3.95% at July 26, 2014. Approximately $7,779 of the projected benefit obligation increase at July 25, 2015 is due primarily to changes in the discount rate and the mortality table utilized. Village evaluated the expected long-term rate of return on plan assets of 7.5% and the expected increase in compensation costs of 4 to 4.5% and concluded no changes in these assumptions were necessary in estimating pension plan obligations and expense.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$12,772	$(16,368)	$416	$(499)
Expected return on assets	+ / - 1.0%	$—	—	$496	$(496)

Village contributed $6,203 and $3,320 in fiscal 2015 and 2014, respectively, to these Company-sponsored pension plans. Village expects to contribute $3,000 in fiscal 2016 to these plans. The 2015 contributions include $3,113 in benefit payments related to the unfunded, non-qualified supplemental benefit plan. Substantially all other contributions in 2015 and 2014 are voluntary contributions.

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

On February 27, 2015, the Company reached an agreement with the New Jersey Division of Taxation to settle the disputes related to nexus and the deductibility of certain payments between subsidiaries for fiscal years 2000 through 2014. See Note 5 to the Consolidated Financial Statements for further information.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidations Analysis", which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $17,468 in fiscal 2015 compared to $52,447 in the corresponding period of the prior year. The decrease compared to the prior year is primarily attributable to the $33,000 settlement with the New Jersey Division of Taxation and changes in the timing of payables.

During fiscal 2015, Village used cash to fund capital expenditures of $23,517 and dividends of $12,577. Capital expenditures primarily includes costs associated with the major remodel and expansion of the Stirling, New Jersey store and smaller remodels of other existing stores.

Net cash provided by operating activities was $52,447 in fiscal 2014 compared to $51,273 in the corresponding period of the prior year.

During fiscal 2014, Village used cash to fund capital expenditures of $50,322, dividends of $12,432 and invested an additional $18,177 in notes receivable from Wakefern. Capital expenditures include the construction of the greater Morristown and Union replacement stores.

LIQUIDITY and DEBT

Working capital was $39,747, $16,782, and $94,299 at July 25, 2015, July 26, 2014 and July 27, 2013, respectively. Working capital ratios at the same dates were 1.41, 1.11, and 1.85 to one, respectively.  The increase in working capital in fiscal 2015 compared to fiscal 2014 is due primarily to operating cash flows in excess of capital expenditures and dividends and the favorable settlement with the New Jersey Division of Taxation in relation to amounts accrued. The decrease in working capital in fiscal 2014 compared to fiscal 2013 is due primarily to the $40,598 investment in long-term notes receivable, increased income tax liabilities as a result of the New Jersey Tax Court decision and capital expenditures. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $25,000 for capital expenditures in fiscal 2016. Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, two major remodels and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2016 are expected to be cash and cash equivalents on hand at July 25, 2015 and operating cash flow generated in fiscal 2016.

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

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.  This loan agreement expires on December 31, 2015. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 25, 2015 or July 26, 2014 under this facility.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 25, 2015, the Company was in compliance with all terms and covenants of the revolving loan agreement. Under the above covenants, Village had approximately $147,879 of net worth available at July 25, 2015 for the payment of dividends.

During fiscal 2015, Village paid cash dividends of $12,577.  Dividends in fiscal 2015 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2014, Village paid cash dividends of $12,432.  Dividends in fiscal 2014 consist of $1.00 per Class A common share and $.65 per Class B common share.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents significant contractual obligations of the Company at July 25, 2015:

	Payments due by fiscal period
	2016	2017	2018	2019	2020	Thereafter	Total
Capital and financing leases (2)	$4,875	$4,875	$4,959	$5,001	$5,173	$64,791	$89,674
Operating leases (2)	10,893	9,215	8,543	7,187	6,497	43,590	85,925
Notes payable to Related Party	430	344	287	95	—	—	1,156
	$16,198	$14,434	$13,789	$12,283	$11,670	$108,381	$176,755

(1)	In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3 to the Consolidated Financial Statements).

(2)
The above amounts for capital, financing and operating leases include interest, but do not include certain obligations under these leases for other charges. These charges consisted of the following in fiscal 2015: Real estate taxes - $4,863; common area maintenance - $2,309; insurance - $286; and contingent rentals - $893.

(3)
Pension plan funding requirements are excluded from the above table as estimated contribution amounts for future years are uncertain. Future contributions will be determined by, among other factors, actual investment performance of plan assets, interest rates required to be used to calculate pension obligations, and changes in legislation. The Company expects to contribute $3,000 in fiscal 2016 to fund Company-sponsored defined benefit pension plans compared to actual contributions of $6,203 in fiscal 2015. The table also excludes contributions under various multi-employer pension plans, which totaled $5,401 in fiscal 2015.

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

•	We expect same store sales to increase from 1% to 3% in fiscal 2016.

•
We have budgeted $25,000 for capital expenditures in fiscal 2016. Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, two major remodels and several smaller remodels.

•	The Board’s current intention is to continue to pay quarterly dividends in 2016 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2016 to be in the range of 41.0% - 42.0%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and pension costs.
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

•
Certain of the multi-employer plans to which we contribute are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, withdrawals by other participating employers and the actual return on assets held in the plans, among other factors.

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
Any breach of these security measures and loss of confidential information, which could be undetected for a period of time, could damage our reputation with customers, vendors and associates, cause Wakefern and Village to incur significant costs to protect any customers, vendors and associates whose personal data was compromised, cause us to make changes to our information systems and could result in government enforcement actions and litigation against Wakefern and/or Village from outside parties. Any such breach could have a material adverse impact on our operations, consolidated financial condition, results of operations, and liquidity if the related costs to Wakefern and Village are not covered or are in excess of carried insurance policies. In addition, a security breach could require Wakefern and Village to devote significant management resources to address problems created by the security breach and restore our reputation.

RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 25, 2015, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,156. The maximum per store investment, which is currently $875, increased by $25 in both fiscal 2015 and 2014, resulting in additional investments of $738 and $657, respectively. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the Consolidated Financial Statements.

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

At July 25, 2015, Village had demand deposits invested at Wakefern in the amount of $35,428. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,296. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $640 in each of the fiscal years 2015, 2014 and 2013. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of approximately $1,300, $1,008, and $834 in fiscal years 2015, 2014 and 2013, respectively. In fiscal 2013, the Company recognized income from partnerships of $1,450 resulting from distributions received from two of these partnerships that exceeded the invested amounts.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation or deflation on its operations, it estimates that product prices overall experienced slight inflation in fiscal 2015 and 2014. The Company recorded pre-tax LIFO expense of $124 in fiscal 2015 and pre-tax LIFO benefits of $216 and $56 in fiscal 2014 and 2013, respectively. The Company calculates LIFO based on CPI indices published by the Department of Labor, which indicated weighted-average CPI changes of 0.3%, (0.6%) and (0.1%), in fiscal 2015, 2014 and 2013, respectively.

MARKET RISK

At July 25, 2015, the Company had demand deposits of $35,428 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	July 25, 2015	July 26, 2014
ASSETS
Current Assets
Cash and cash equivalents	$59,040	$77,352
Merchandise inventories	45,772	44,694
Patronage dividend receivable	12,831	12,923
Deferred tax assets	—	12,077
Income taxes receivable	3,917	—
Other current assets	14,351	15,740

Total current assets	135,911	162,786

Notes receivable from Wakefern	41,421	40,598
Property, equipment and fixtures, net	206,594	206,720
Investment in Wakefern	25,750	25,012
Goodwill	12,057	12,057
Other assets	12,169	10,239

Total assets	$433,902	$457,412

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$469	$231
Notes payable to Wakefern	430	667
Accounts payable to Wakefern	58,337	63,709
Accounts payable and accrued expenses	21,046	18,154
Accrued wages and benefits	15,117	18,856
Income taxes payable	765	44,387

Total current liabilities	96,164	146,004

Long-term Debt
Capital and financing lease obligations	43,699	44,168
Notes payable to Wakefern	726	1,074

Total long-term debt	44,425	45,242

Pension liabilities	32,232	23,876
Other liabilities	8,314	9,154

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,192 shares at July 25, 2015 and 10,147 shares at July 26, 2014	51,618	47,056
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at July 25, 2015 and 4,361 shares at July 26, 2014	701	708
Retained earnings	221,765	203,722
Accumulated other comprehensive loss	(16,874)	(12,465)
Less treasury stock, Class A, at cost: 343 shares at July 25, 2015 and 454 shares at July 26, 2014	(4,443)	(5,885)

Total shareholders’ equity	252,767	233,136

Total liabilities and shareholders' equity	$433,902	$457,412
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Years ended
	July 25, 2015	July 26, 2014	July 27, 2013

Sales	$1,583,789	$1,518,636	$1,476,457
Cost of sales	1,150,674	1,110,138	1,078,696

Gross profit	433,115	408,498	397,761

Operating and administrative expense	366,254	356,396	333,230
Depreciation and amortization	23,330	22,274	20,354

Operating income	43,531	29,828	44,177

Income from partnerships	—	—	1,450
Interest expense	(4,535)	(3,602)	(3,771)
Interest income	2,399	2,622	2,783

Income before income taxes	41,395	28,848	44,639
Income taxes	10,775	23,803	18,855

Net income	$30,620	$5,045	$25,784

Net income per share:
Class A common stock:
Basic	$2.44	$0.41	$2.18
Diluted	$2.16	$0.36	$1.85

Class B common stock:
Basic	$1.58	$0.26	$1.36
Diluted	$1.58	$0.26	$1.36

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Years ended
	July 25, 2015	July 26, 2014	July 27, 2013

Net income	$30,620	$5,045	$25,784

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	768	475	1,309
Pension adjustment to funded status, net of tax (2)	(5,177)	(4,473)	5,698
Total other comprehensive income (loss)	(4,409)	(3,998)	7,007

Comprehensive income	$26,211	$1,047	$32,791

(1)	Amounts are net of tax of $527, $329 and $872 for 2015, 2014 and 2013, respectively.

(2)	Amounts are net of tax of $3,559, $3,238 and $3,800 for 2015, 2014 and 2013, respectively.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 25, 2015, July 26, 2014 and July 27, 2013
						Accumulated other comprehensive income (loss)			Total shareholders' equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 28, 2012	7,883	$39,570	6,335	$1,028	$209,373	$(15,474)	461	$(4,186)	$230,311
Net income	—	—	—	—	25,784	—	—	—	25,784
Other comprehensive income, net of tax of $4,672	—	—	—	—	—	7,007	—	—	7,007
Dividends	—	—	—	—	(24,048)	—	—	—	(24,048)
Exercise of stock options	—	957	—	—	—	—	(86)	785	1,742
Share-based compensation expense	2	3,222	—	—	—	—	—	—	3,222
Excess tax benefits from exercise of stock options and restricted share vesting	—	542	—	—	—	—	—	—	542
Conversion of Class B shares to Class A shares	1,555	252	(1,555)	(252)	—	—	—	—	—
Balance, July 27, 2013	9,440	44,543	4,780	776	211,109	(8,467)	375	(3,401)	244,560
Net income	—	—	—	—	5,045	—	—	—	5,045
Other comprehensive loss, net of tax of $2,909	—	—	—	—	—	(3,998)	—	—	(3,998)
Dividends	—	—	—	—	(12,432)	—	—	—	(12,432)
Exercise of stock options	—	132	—	—	—	—	(9)	85	217
Treasury stock purchases	—	—	—	—	—	—	88	(2,569)	(2,569)
Share-based compensation expense	288	3,229	—	—	—	—	—	—	3,229
Net tax deficit from exercise of stock options and restricted share vesting	—	(916)	—	—	—	—	—	—	(916)
Conversion of Class B shares to Class A shares	419	68	(419)	(68)	—	—	—	—	—
Balance, July 26, 2014	10,147	47,056	4,361	708	203,722	(12,465)	454	(5,885)	233,136
Net income	—	—	—	—	30,620	—	—	—	30,620
Other comprehensive loss, net of tax of $3,032	—	—	—	—	—	(4,409)	—	—	(4,409)
Dividends	—	—	—	—	(12,577)	—	—	—	(12,577)
Exercise of stock options	—	950	—	—	—	—	(111)	1,442	2,392
Share-based compensation expense	3	3,169	—	—	—	—	—	—	3,169
Excess tax benefits from exercise of stock options and restricted share vesting	—	436	—	—	—	—	—	—	436
Conversion of Class B shares to Class A shares	42	7	(42)	(7)	—	—	—	—	—
Balance, July 25, 2015	10,192	$51,618	4,319	$701	$221,765	$(16,874)	343	$(4,443)	$252,767

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended
	July 25, 2015	July 26, 2014	July 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,620	$5,045	$25,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,330	22,274	20,354
Non-cash share-based compensation	3,169	3,229	3,222
Deferred taxes	14,841	(8,048)	(3,499)
Provision to value inventories at LIFO	124	(216)	(56)
Income from partnerships	—	—	(1,450)

Changes in assets and liabilities:
Merchandise inventories	(1,202)	(2,963)	(860)
Patronage dividend receivable	92	(1,113)	(1,036)
Accounts payable to Wakefern	(5,372)	4,244	4,024
Accounts payable and accrued expenses	1,329	3,228	(1,778)
Accrued wages and benefits	(3,739)	4,146	1,908
Income taxes receivable / payable	(47,539)	24,144	4,147
Other assets and liabilities	1,815	(1,523)	513

Net cash provided by operating activities	17,468	52,447	51,273

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,517)	(50,322)	(21,888)
Investment in notes receivable from Wakefern	(823)	(41,597)	(1,503)
Maturity of notes receivable from Wakefern	—	23,420	—
Proceeds from partnerships	—	—	1,980

Net cash used in investing activities	(24,340)	(68,499)	(21,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,392	217	1,742
Excess tax benefit related to share-based compensation	436	46	542
Principal payments of long-term debt	(1,691)	(1,429)	(1,630)
Dividends	(12,577)	(12,432)	(24,048)
Treasury stock purchases	—	(2,569)	—

Net cash used in financing activities	(11,440)	(16,167)	(23,394)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,312)	(32,219)	6,468

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	77,352	109,571	103,103

CASH AND CASH EQUIVALENTS, END OF YEAR	$59,040	$77,352	$109,571

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,446	$4,240	$4,012
Income taxes	43,038	7,661	17,665

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital lease obligations	$—	$3,525	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data).

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

Certain amounts have been reclassified in the fiscal 2014 consolidated balance sheet and consolidated statement of cash flows to conform to the fiscal 2015 presentation.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2015, 2014 and 2013 contain 52 weeks.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $7,633 and $9,864 at July 25, 2015 and July 26, 2014, respectively. Included in cash and cash equivalents at July 25, 2015 and July 26, 2014 are $35,428 and $52,891, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,693 and $14,569 higher than reported in fiscal 2015 and 2014, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,121, $11,474 and $11,018 in fiscal 2015, 2014 and 2013, respectively.

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

Fair value

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability.

Cash and cash equivalents, patronage dividend receivable, income tax receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments. The carrying values of the Company’s notes receivable from Wakefern approximate their fair value as interest is earned at variable market rates. As the Company’s investment in Wakefern can only be sold to Wakefern at amounts that approximate the Company’s cost, it is not practicable to estimate the fair value of such investment.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$23,050	$6,885	$3,788	$1,141	$18,089	$7,053
Conversion of Class B to Class A shares	6,885	—	1,141	—	7,053	—
Effect of share-based compensation on allocated net income	46	(23)	(20)	(11)	6	(5)
Net income allocated, diluted	$29,981	$6,862	$4,909	$1,130	$25,148	$7,048

Denominator:
Weighted average shares outstanding, basic	9,459	4,353	9,258	4,374	8,297	5,197
Conversion of Class B to Class A shares	4,353	—	4,374	—	5,197	—
Dilutive effect of share-based compensation	48	—	62	—	112	—
Weighted average shares outstanding, diluted	13,860	4,353	13,694	4,374	13,606	5,197

Net income per share is as follows:

	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic	$2.44	$1.58	$0.41	$0.26	$2.18	$1.36
Diluted	$2.16	$1.58	$0.36	$0.26	$1.85	$1.36

Outstanding stock options to purchase Class A shares of 224, 540 and 5 were excluded from the calculation of diluted net income per share at July 25, 2015, July 26, 2014 and July 27, 2013, respectively, as a result of their anti-dilutive effect. In addition, 271, 288 and 299 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 25, 2015, July 26, 2014 and July 27, 2013, respectively, due to their anti-dilutive effect.

Share-based compensation

All share-based payments to employees are recognized in the financial statements as compensation costs based on the fair market value on the date of the grant.

Benefit plans

The Company recognizes the funded status of its Company sponsored retirement plans on the consolidated balance sheet. Actuarial gains or losses, prior service costs or credits and transition obligations not previously recognized are recorded as a component of Accumulated Other Comprehensive Income (Loss). The Company uses July 31 as the measurement date for these plans.

The Company also contributes to several multi-employer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees.  Pension expense for these plans is recognized as contributions are made.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-9, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of ASU No. 2014-9 on its financial statements.

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidations Analysis", which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 25, 2015	July 26, 2014
Land and buildings	$103,437	$103,043
Store fixtures and equipment	222,429	214,091
Leasehold improvements	94,241	89,409
Leased property under capital leases	25,211	25,211
Construction in progress	1,404	121
Vehicles	2,968	3,031

Total property, equipment and fixtures	449,690	434,906
Accumulated depreciation	(236,672)	(222,784)
Accumulated amortization of property under capital leases	(6,424)	(5,402)

Property, equipment and fixtures, net	$206,594	$206,720

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 13.4% of the outstanding shares of Wakefern at July 25, 2015. The investment is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2015, 2014 and 2013. The Company also has an investment of approximately 8.2% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 25, 2015, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $1,156. Installment payments are due as follows:  2016 -$430; 2017 - $344; 2018 - $287; 2019 - $95 and none thereafter. The maximum per store investment, which is currently $875, increased by $25 in both fiscal 2015 and 2014, resulting in additional investments of $738 and $657, respectively. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (September 30) of Wakefern calculated at the then book value of such shares. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. Wakefern distributes as a “patronage dividend” to each member a share of substantially all of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Patronage dividends and other vendor allowances and rebates amounted to $27,557, $26,438 and $24,779 in fiscal 2015, 2014 and 2013, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Village incurred charges of $33,306, $32,808 and $29,973, from Wakefern in fiscal 2015, 2014 and 2013, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

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

At July 25, 2015, the Company had demand deposits invested at Wakefern in the amount of $35,428. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $2,399, $2,622 and $2,783, in fiscal 2015, 2014 and 2013, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.   This loan agreement expires on December 31, 2015.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 25, 2015 or July 26, 2014 under this facility.

The revolving loan agreement provides for up to $3,000 of letters of credit ($2,490 outstanding at July 25, 2015), which secure obligations for construction performance guarantees to municipalities.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 25, 2015, the Company was in compliance with all covenants of the revolving loan agreement. Under the above covenants, Village had approximately $147,879 of net worth available at July 25, 2015 for the payment of dividends.

NOTE 5 — INCOME TAXES

The components of the provision for income taxes are:

	2015	2014	2013
Federal:
Current	$2,424	$10,808	$17,215
Deferred	13,954	(6,938)	(3,021)

State:
Current	(6,490)	21,043	5,139
Deferred	887	(1,110)	(478)

	$10,775	$23,803	$18,855

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 25, 2015	July 26, 2014
Deferred tax assets:
Leasing activities	$7,882	$7,814
Federal benefit of uncertain tax positions	230	14,816
Compensation related costs	3,696	1,548
Pension costs	13,333	11,225
Other	734	1,908

Total deferred tax assets	25,875	37,311

Deferred tax liabilities:
Tax over book depreciation	16,559	16,153
Patronage dividend receivable	5,193	5,223
Investment in partnerships	1,418	1,423
Other	172	170

Total deferred tax liabilities	23,342	22,969

Net deferred tax asset	$2,533	$14,342

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 25, 2015 and July 26, 2014:

	2015	2014
Deferred tax assets	$—	$12,077
Other assets	4,546	3,037
Accounts payable and accrued expenses	(2,013)	(772)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 25, 2015 and July 26, 2014.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.1%	6.4%	5.2%
Unrecognized tax benefits, interest and penalties on prior year tax positions	(17.6)%	34.9%	—%
Current year interest and penalties on unrecognized tax benefits	2.0%	5.4%	1.6%
Other	0.5%	0.8%	0.4%

Effective income tax rate	26.0%	82.5%	42.2%

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

On February 27, 2015, the Company reached an agreement with the Division whereby the Company paid $33,000 in March 2015 to settle the disputes with the Division for fiscal years 2000 through 2014. Net of federal benefit, the total cash outflow as a result of the settlement is expected to be $21,000. Under the terms of the agreement, the Company withdrew its appeal of the Tax Court opinion on the nexus dispute. In addition, the case pending on the deductibility of certain payments between subsidiaries has been dismissed and the Division has withdrawn the related assessments. The Company recorded an income tax benefit of $7,293, net of federal taxes, in the fiscal quarter ending April 25, 2015 to reverse remaining unrecognized tax benefits and related interest and penalties in excess of the settlement.
Under the terms of the agreement with the Division, the Company remains open to examination for all tax years related to the settlement. The Company is open to examination by the remaining relevant tax authorities with varying statutes of limitations, generally ranging from three to four years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014
Balance at beginning of year	$28,993	$17,640
Reclassification to offset net operating loss carryforward (1)	(1,147)	—
Additions based on tax positions related to prior periods	—	7,589
Additions based on tax positions related to the current year	76	3,764
Reductions based on tax positions related to prior periods	(546)	—
Cash paid on settlements	(26,862)	—

Balance at end of year	$514	$28,993
(1) In accordance with Accounting Standards Update 2013-11, unrecognized tax benefits of $1,147 were reclassified from income taxes payable to offset related net operating loss carryforward deferred tax assets at the beginning of fiscal 2015.

Unrecognized tax benefits at July 25, 2015 and July 26, 2014 include tax positions of $334 and $18,845 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized a benefit of $9,811 ($6,396 net of federal and state taxes) in fiscal 2015 and expense of $10,287 and $1,211, related to interest and penalties on income taxes in fiscal 2014 and 2013, respectively. The amount of accrued interest and penalties included in the consolidated balance sheet was $158 and $16,107 at July 25, 2015 and July 26, 2014, respectively.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased 23 stores at July 25, 2015, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 25, 2015:

	Capital and financing leases	Operating Leases
2016	$4,875	$10,893
2017	4,875	9,215
2018	4,959	8,543
2019	5,001	7,187
2020	5,173	6,497
Thereafter	64,791	43,590
Minimum lease payments	89,674	$85,925
Less amount representing interest	45,506

Present value of minimum lease payments	44,168

Less current portion	469
	$43,699

The following schedule shows the composition of total rental expense for the following years:

	2015	2014	2013
Minimum rentals	$11,090	$11,308	$11,192
Contingent rentals	893	872	960

	$11,983	$12,180	$12,152

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  As of July 25, 2015, $1,692 of these costs have been paid, with a remaining liability of $1,789.

On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The Company recorded a $929 charge to Operating and administrative expense in fiscal 2015 for the remaining lease obligations, net of estimated sublease rentals, on the old Union store.  As of July 25, 2015, $663 of these costs have been paid, with a remaining liability of $266.

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $640 in each of the fiscal years 2015, 2014 and 2013. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,300, $1,008 and $834 in fiscal 2015, 2014 and 2013, respectively.  In November 2012, the Company received $1,980 in cash distributions from two partnerships.  Income from partnerships in fiscal 2013 of $1,450 represents proceeds received in excess of invested amounts.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

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

During fiscal 2015 the Company’s Board of Directors authorized a share repurchase program of up to $5,000 of its Class A Common Stock.  Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. No shares have been repurchased in fiscal 2015.

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,169, $3,229 and $3,222 in fiscal 2015, 2014 and 2013, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,134, $1,148 and $1,140 in fiscal 2015, 2014 and 2013, respectively.

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

On December 17, 2010, the shareholders of the Company approved the Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company's stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date.

Restricted stock awards primarily cliff vest three years from the date of grant. There are 365 shares remaining for future grants under the 2010 Plan.

The following table summarizes option activity under all plans for the following years:

	2015		2014		2013
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	591	$26.41	380	$24.91	474	$24.03
Granted	4	24.51	224	28.83	8	33.91
Exercised	(111)	21.41	(9)	23.23	(86)	20.19
Forfeited	(11)	18.83	(4)	27.51	(16)	28.86

Outstanding at end of year	473	$27.75	591	$26.41	380	$24.91

Options exercisable at end of year	248	$26.80	365	$24.89	169	$21.50

As of July 25, 2015, the weighted-average remaining contractual term of options outstanding and options exercisable was 6.5 years and 4.6 years, respectively. As of July 25, 2015, the aggregate intrinsic value of options outstanding and options exercisable was $417 and $402, respectively. The weighted-average grant date fair value of options granted was $4.32 and $6.41 per share in fiscal 2015 and 2014, respectively. The total intrinsic value of options exercised was $1,090, $113 and $1,344 in fiscal 2015, 2014 and 2013, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

	2015	2014
Expected life (years)	5.0	6.0
Expected volatility	29.8%	32.2%
Expected dividend yield	4.1%	3.5%
Risk-free interest rate	1.5%	1.9%

The following table summarizes restricted stock activity under the 2004 and 2010 Plans for fiscal 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	288	$28.83	299	27.60	299	$27.57
Granted	3	23.77	288	28.83	2	33.73
Vested	(20)	28.83	(299)	27.60	(2)	28.25
Forfeited	—	—	—	—	—	—

Nonvested at end of year	271	$28.78	288	28.83	299	$27.60

The total fair value of restricted shares vested during fiscal 2015, 2014 and 2013 was $576, $8,663 and $60, respectively.  As of July 25, 2015, there was $5,408 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises under all share-based compensation arrangements was $2,392, $217 and $1,742 in fiscal 2015, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $424, $46 and $537 in fiscal 2015, 2014 and 2013, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2015	2014	2013
Per share:
Class A common stock	$1.000	$1.000	$2.000
Class B common stock	0.650	0.650	1.300

Aggregate:
Class A common stock	$9,749	$9,598	$17,486
Class B common stock	2,828	2,834	6,562

	$12,577	$12,432	$24,048

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

Net periodic pension cost for the four plans include the following components:

	2015	2014	2013
Service cost	$3,642	$2,926	$3,279
Interest cost on projected benefit obligation	3,055	2,775	2,479
Expected return on plan assets	(3,719)	(3,194)	(2,706)
Gain on settlement	(239)	—	—
Amortization of gains and losses	1,295	804	2,173
Amortization of prior service costs	—	—	8

Net periodic pension cost	$4,034	$3,311	$5,233

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2015	2014
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$77,090	$63,644
Service cost	3,642	2,926
Interest cost	3,055	2,775
Benefits paid	(3,769)	(1,445)
Settlement	(3,033)	—
Actuarial loss	6,976	9,190
Benefit obligation at end of year	$83,961	$77,090

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$50,129	$43,582
Actual return on plan assets	2,279	4,672
Employer contributions	6,203	3,320
Benefits paid	(3,769)	(1,445)
Settlements paid	(3,113)	—
Fair value of plan assets at end of year	51,729	50,129

Funded status at end of year	$(32,232)	$(26,961)

Amounts recognized in the consolidated balance sheets:
Accrued wages and benefits	$—	$(3,085)
Pension liabilities	(32,232)	(23,876)
Accumulated other comprehensive loss, net of income taxes	16,874	12,465

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$28,459	$21,018

The Company expects approximately $1,927 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2016.

The accumulated benefit obligations of the four plans were $66,809 and $63,971 at July 25, 2015 and July 26, 2014, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2015	2014
Projected benefit obligation	$83,961	$77,090
Accumulated benefit obligation	66,809	63,971
Fair value of plan assets	51,729	50,129

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2015	2014	2013
Assumed discount rate — net periodic pension cost	3.95%	4.43%	3.59%
Assumed discount rate — benefit obligation	4.02%	3.95%	4.43%
Assumed rate of increase in compensation levels	4 - 4.5%	4 - 4.5%	4 - 4.5%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

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

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made both directly and through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $651 and $541 at July 25, 2015 and July 26, 2014, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 25, 2015			July 26, 2014
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$718	$—	$718	$812	$—	$812

Equity securities:
Company stock	651	—	651	541	—	541
U.S large cap (1)	18,368	—	18,368	17,095	—	17,095
U.S. small/mid cap (2)	6,602	—	6,602	5,916	—	5,916
International (3)	6,431	—	6,431	6,963	—	6,963
Emerging markets (4)	1,193	—	1,193	1,267	—	1,267

Fixed income securities:
U.S treasuries (5)	9,911	—	9,911	9,399	—	9,399
Mortgage-backed (5)	—	2,014	2,014	—	2,207	2,207
Corporate bonds (5)	2,810	2,370	5,180	1,857	3,405	5,262
International (6)	661	—	661	667	—	667

Total	$47,345	$4,384	$51,729	$44,517	$5,612	$50,129

(1)	Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.

(2)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.

(3)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.

(4)	Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.

(5)	Includes directly owned securities, mutual funds and exchange traded funds.

(6)	Consists of exchange traded funds which invest in non-U.S. bonds in emerging markets.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2016	$1,916
2017	2,998
2018	2,766
2019	3,711
2020	12,211
2021 - 2025	25,498

The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2016.

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

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2014 and 2013 is for the plan’s year-end at December 31, 2014 and December 31, 2013, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)				Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2014	2013		July 25, 2015	July 26, 2014	July 27, 2013	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$665	$615	$532	N/A	June 2016
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,501	3,273	3,350	No	October 2018
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	1,235	1,225	1,164	No	December 2017
Total Contributions					$5,401	$5,113	$5,046

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2014 and December 31, 2013.

(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2013 and December 31, 2012.

(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2014 and September 30, 2013.

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

(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 25, 2015, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Postretirement Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $26,932, $25,531 and $22,421 in fiscal 2015, 2014 and 2013, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $392, $393 and $377 in fiscal 2015, 2014 and 2013, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $817, $813 and $802 in fiscal 2015, 2014 and 2013, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. As of July 25, 2015, Village has collected $2,643. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. While Wakefern is continuing to pursue further recovery of uncollected amounts from the carrier and other sources, as a result of this decision and its related impact the Company concluded that recovery of further proceeds is not probable and recorded a $2,270 charge in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.

Approximately 92% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between June 2015 and October 2018.  Approximately 12% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 25, 2015 and July 26, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended July 25, 2015, July 26, 2014 and July 27, 2013. We also have audited Village Super Market, Inc.’s internal control over financial reporting as of July 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Village Super Market, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 25, 2015 and July 26, 2014, and the results of their operations and their cash flows for the years ended July 25, 2015, July 26, 2014 and July 27, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Village Super Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Short Hills, New Jersey
October 7, 2015

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 25, 2015.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

James Sumas	John L. Van Orden
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2015, in connection with its Annual Meeting scheduled to be held on December 11, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2015, in connection with its Annual Meeting scheduled to be held on December 11, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 25, 2015.  All data relates to the Village Super Market, Inc. 1997 Stock Option Plan, 2004 Stock Plan and 2010 Stock Plan as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	472,428	$27.75	364,855

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2015, in connection with its annual meeting scheduled to be held on December 11, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2015, in connection with its annual meeting scheduled to be held on December 11, 2015.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 26, 2015, in connection with its annual meeting scheduled to be held on December 11, 2015.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets –July 25, 2015 and July 26, 2014
Consolidated Statements of Operations - years ended July 25, 2015, July 26, 2014 and July 27, 2013
Consolidated Statements of Comprehensive Income - years ended July 25, 2015, July 26, 2014 and July 27, 2013
Consolidated Statements of Shareholders' Equity – years ended July 25, 2015, July 26, 2014 and July 27, 2013
Consolidated Statements of Cash Flows - years ended July 25, 2015, July 26, 2014 and July 27, 2013
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

Form 10-K for 2014: 10.7
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

VILLAGE SUPER MARKET, INC.

By:	/s/ James Sumas	/s/ John Van Orden
	James Sumas	John Van Orden
	Chief Executive Officer and Chairman of the Board	Chief Financial Officer

Date: October 7, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 7, 2015	October 7, 2015

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 7, 2015	October 7, 2015

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 7, 2015	October 7, 2015

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 7, 2015	October 7, 2015

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 7, 2015	October 7, 2015

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Director	John L. Van Orden, Chief Financial Officer
October 7, 2015	October 7, 2015

/s/ Luigi Perri
Luigi Perri, Controller (Principal Accounting Officer)
October 7, 2015