Form 10-Q
period 2015-10-24
VILLAGE SUPER MARKET INC
filed 2015-12-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 24, 2015

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 3, 2015

Class A Common Stock, No Par Value	9,826,625 Shares
Class B Common Stock, No Par Value	4,319,256 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 24, 2015	July 25, 2015
ASSETS
Current assets
Cash and cash equivalents	$56,150	$59,040
Merchandise inventories	46,831	45,772
Patronage dividend receivable	17,384	12,831
Income taxes receivable	561	3,917
Other current assets	16,786	14,351
Total current assets	137,712	135,911

Property, equipment and fixtures, net	203,866	206,594
Notes receivable from Wakefern	41,421	41,421
Investment in Wakefern	26,467	25,750
Goodwill	12,057	12,057
Other assets	13,023	12,169

Total assets	$434,546	$433,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$480	$469
Notes payable to Wakefern	1,141	430
Accounts payable to Wakefern	58,269	58,337
Accounts payable and accrued expenses	19,854	21,046
Accrued wages and benefits	13,187	15,117
Income taxes payable	1,521	765
Total current liabilities	94,452	96,164
Long-term Debt
Capital and financing lease obligations	43,575	43,699
Notes payable to Wakefern	622	726
Total long-term debt	44,197	44,425

Pension liabilities	33,223	32,232
Other liabilities	8,107	8,314

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,190 shares at October 24, 2015 and 10,192 shares at July 25, 2015	52,358	51,618
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at October 24, 2015 and July 25, 2015	701	701
Retained earnings	223,031	221,765
Accumulated other comprehensive loss	(16,590)	(16,874)
Less treasury stock, Class A, at cost: 363 shares at October 24, 2015 and 343 shares at July 25, 2015	(4,933)	(4,443)
Total shareholders’ equity	254,567	252,767

Total liabilities and shareholders’ equity	$434,546	$433,902

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended
	October 24, 2015	October 25, 2014
Sales	$389,529	$379,744

Cost of sales	284,042	276,941

Gross profit	105,487	102,803

Operating and administrative expense	91,338	88,988

Depreciation and amortization	5,958	5,903

Operating income	8,191	7,912

Interest expense	(1,128)	(1,134)

Interest income	563	616

Income before income taxes	7,626	7,394

Income taxes	3,196	3,515

Net income	$4,430	$3,879

Net income per share:
Class A common stock:
Basic	$0.35	$0.31
Diluted	$0.31	$0.27

Class B common stock:
Basic	$0.23	$0.20
Diluted	$0.23	$0.20

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended
	October 24, 2015	October 25, 2014
Net income	$4,430	$3,879

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	284	191

Comprehensive income	$4,714	$4,070

(1)
Amounts are net of tax of $198 and $133 for the 13 weeks ended October 24, 2015 and October 25, 2014, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	October 24, 2015	October 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,430	$3,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,958	5,903
Non-cash share-based compensation	740	790
Deferred taxes	(1,017)	(809)
Provision to value inventories at LIFO	100	100

Changes in assets and liabilities:
Merchandise inventories	(1,159)	(633)
Patronage dividend receivable	(4,553)	(4,293)
Accounts payable to Wakefern	(68)	(3,041)
Accounts payable and accrued expenses	7	(4,130)
Accrued wages and benefits	(1,930)	(3,085)
Income taxes payable/receivable	4,112	2,819
Other assets and liabilities	(1,205)	2,551
Net cash provided by operating activities	5,415	51

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,328)	(4,386)
Proceeds from the sale of assets	900	—
Investment in notes receivable from Wakefern	—	(410)
Net cash used in investing activities	(4,428)	(4,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	13
Excess tax benefit related to share-based compensation	—	7
Principal payments of long-term debt	(223)	(232)
Dividends	(3,164)	(3,133)
Treasury stock purchases	(490)	—
Net cash used in financing activities	(3,877)	(3,345)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,890)	(8,090)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,040	77,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,150	$69,262

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,128	$1,082
Income taxes	$100	$1,498

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$717	$738

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 24, 2015 and the consolidated statements of operations, comprehensive income and cash flows for the 13 week period ended October 24, 2015 and October 25, 2014 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2015 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 24, 2015 are not necessarily indicative of the results to be expected for the full year.

Certain amounts have been reclassified in the consolidated statement of cash flows for the 13 week period ended October 25, 2014 to conform to the presentation for the 13 week period ended October 24, 2015.

2. MERCHANDISE INVENTORIES

At both October 24, 2015 and July 25, 2015, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,793 and $14,693 higher than reported at October 24, 2015 and July 25, 2015, respectively.

3. NET INCOME PER SHARE

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended October 24, 2015
	Class A	Class B
Numerator:
Net income allocated, basic	$3,353	$983
Conversion of Class B to Class A shares	983	—
Effect of share-based compensation on allocated net income	3	—
Net income allocated, diluted	$4,339	$983

Denominator:
Weighted average shares outstanding, basic	9,577	4,319
Conversion of Class B to Class A shares	4,319	—
Dilutive effect of share-based compensation	5	—
Weighted average shares outstanding, diluted	13,901	4,319

	13 Weeks Ended October 25, 2014
	Class A	Class B
Numerator:
Net income allocated, basic	$2,912	$877
Conversion of Class B to Class A shares	877	—
Effect of share-based compensation on allocated net income	2	—
Net income allocated, diluted	$3,791	$877

Denominator:
Weighted average shares outstanding, basic	9,409	4,361
Conversion of Class B to Class A shares	4,361	—
Dilutive effect of share-based compensation	19	—
Weighted average shares outstanding, diluted	13,789	4,361

Outstanding stock options to purchase Class A shares of 394 and 545 were excluded from the calculation of diluted net income per share at October 24, 2015 and October 25, 2014, respectively, as a result of their anti-dilutive effect. In addition, 269 and 290 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 24, 2015 and October 25, 2014, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended
	October 24, 2015	October 25, 2014
Service cost	$1,104	$910
Interest cost on projected benefit obligations	827	764
Expected return on plan assets	(940)	(928)
Amortization of net losses	482	324
Net periodic pension cost	$1,473	$1,070

As of October 24, 2015, the Company has not made contributions to its pension plans in fiscal 2016.  The Company expects to contribute approximately $3,000 during fiscal 2016 to fund its pension plans.

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

On February 27, 2015, the Company reached an agreement with the Division whereby the Company paid $33,000 in March 2015 to settle the disputes with the Division for fiscal years 2000 through 2014. Net of federal benefit, the total cash outflow as a result of the settlement was approximately $21,000. Under the terms of the agreement, the Company withdrew its appeal of the Tax Court opinion on the nexus dispute. In addition, the case pending on the deductibility of certain payments between subsidiaries has been dismissed and the Division has withdrawn the related assessments. The Company recorded an income tax benefit of $7,293, net of federal taxes, in the fiscal quarter ending April 25, 2015 to reverse remaining unrecognized tax benefits and related interest and penalties in excess of the settlement.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	13 Weeks Ended
	October 24, 2015	October 25, 2014
Balance at beginning of year	$514	$27,846
Additions based on tax positions related to the current year	21	763

Balance at end of period	$535	$28,609

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized expense of $694 related to interest and penalties on income taxes in the 13 weeks ended October 25, 2014.

6. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.  There have been no significant changes in the

Company’s relationships or nature of transactions with related parties during the first three months of fiscal 2016 except for an additional required investment in Wakefern common stock of $717 included in current notes payable to Wakefern.

Included in cash and cash equivalents at October 24, 2015 and July 25, 2015 are $31,928 and $35,428, respectively, of demand deposits invested at Wakefern at overnight money market rates.

7. COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. As of October 24, 2015, Village has collected $2,643. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. While Wakefern is continuing to pursue further recovery of uncollected amounts from the carrier and other sources, as a result of this decision and its related impact the Company concluded that recovery of further proceeds is not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

8. SUBSEQUENT EVENT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. On December 1, 2015, this loan agreement was extended to expire on December 31, 2017. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at October 24, 2015 or July 25, 2015 under this facility.

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

The Company’s stores, six of which are owned, average 59,000 total square feet. On November 6, 2013, Village opened a 77,000 sq. ft. store in Hanover Township, New Jersey that serves the greater Morristown area and replaced the 40,000 sq. ft. Morris Plains store.  On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The remodel and expansion of the Stirling, New Jersey store to 68,000 sq. ft. was completed in October 2015. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 24, 2015	October 25, 2014
Sales	100.00%	100.00%
Cost of sales	72.92	72.93
Gross profit	27.08	27.07
Operating and administrative expense	23.45	23.43
Depreciation and amortization	1.52	1.56
Operating income	2.11	2.08
Interest expense	(0.29)	(0.30)
Interest income	0.14	0.17
Income before taxes	1.96	1.95
Income taxes	0.82	0.93
Net income	1.14%	1.02%

Sales.  Sales were $389,529 in the first quarter of fiscal 2016 an increase of 2.6% compared to the first quarter of the prior year.  Same store sales also increased 2.6% primarily due to improved sales in the greater Morristown and Union replacement stores, the expansion of the Stirling store and a higher average transaction size.  The Company expects same store sales in fiscal 2016 to range from a 1.0% to 3.0% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately. All stores are included in same store sales in the 13 weeks ended October 24, 2015.

Gross Profit.  Gross profit as a percentage of sales increased .01% in the first quarter of fiscal 2016 compared to the first quarter of the prior year primarily due to lower promotional spending (.12%), partially offset by decreased departmental gross margin percentages (.08%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .02% in the first quarter of fiscal 2016 compared to the first quarter of the prior year. Excluding a charge in the prior year to write-off all remaining insurance receivables related to Superstorm Sandy (.60%), Operating and administrative expense as percentage of sales increased .62%. This increase is primarily due to higher fringe benefit costs (.33%), payroll (.09%) and legal and consulting fees (.14%). Fringe benefit costs increased due primarily to higher healthcare costs (.12%) and pension expense (.10%). Payroll costs increased due primarily to the addition of Village Food Garden, ShopRite from Home and related training in the expanded Stirling store.

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2016 compared to the first quarter of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the first quarter of fiscal 2016 was flat compared to the first quarter of the prior year.

Interest Income.  Interest income decreased in the first quarter of fiscal 2016 compared to the first quarter of the prior year due to less amounts invested.

Income Taxes.  The effective income tax rate was 41.9% in the first quarter of fiscal 2016 compared to 47.5% in the first quarter of the prior year.  Income taxes in the first quarter of the prior year included $404 of accrued interest and penalties related to the New Jersey tax dispute.  Excluding accrued interest and penalties, the effective income tax rate was 42.1% in the first quarter of the prior year. The dispute and related settlement with the New Jersey Division of Taxation is described in note 5 to the unaudited consolidated financial statements.

Net Income.  Net income was $4,430 in the first quarter of fiscal 2016 compared to $3,879 in the first quarter of the prior year. The first quarter of the prior year includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax) and a higher tax rate due to $404 of accrued interest and penalties related to the New Jersey tax dispute. Excluding these items from the prior year period, net income decreased 21% in the first quarter of fiscal 2016 compared to the prior year due primarily to higher operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.  As of October 24, 2015, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5,415 in the 13 week period of fiscal 2016 compared to $51 in the corresponding period of the prior year.  This increase is primarily attributable to changes in the timing of payables. During the first quarter of fiscal 2016, Village used cash to fund capital expenditures of $5,328 and dividends of $3,164.  Capital expenditures primarily include costs associated with remodels of existing stores. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

Village expects capital expenditures of $25,000 in fiscal 2016.   Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, two major remodels and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2016 are expected to be cash and cash equivalents on hand at October 24, 2015 and operating cash flow generated in fiscal 2016.

Working capital was $43,260 at October 24, 2015 compared to $39,747 at July 25, 2015. The working capital ratio was 1.5 to 1 at October 24, 2015 and 1.4 to 1 at July 25, 2015.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

There have been no substantial changes as of October 24, 2015 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015. On December 1, 2015, the Company's $25,000 unsecured revolving credit agreement was extended to expire on December 31, 2017.

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

•We expect same store sales to increase from 1% to 3% in fiscal 2016.

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

•
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania and two in Maryland. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole. Economic conditions such as inflation, deflation, interest rates, energy costs, social programs and unemployment rates may adversely affect our sales and profits.

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. Maryland stores' sales, marketing costs and operating performance remain worse than initially projected as we continue to build market share and brand awareness.  If these trends continue, the performance of our Maryland stores may negatively impact the Company’s results of operations.

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

•
Approximately 92% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control wage increases, health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

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
RELATED PARTY TRANSACTIONS

See note 6 to the unaudited consolidated financial statements for information on related party transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 24, 2015, the Company had demand deposits of $31,928 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 24, 2015, the Company had $41,421 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 24, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2016 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 26, 2015 to August 22, 2015	—	$—	—	$5,000,000
August 23, 2015 to September 19, 2015	—	$—	—	$5,000,000
September 20, 2015 to October 24, 2015	20,000	$24.49	20,000	$4,510,200
Total	20,000	$24.49	20,000	$4,510,200

(1)	The reported periods conform to our fiscal calendar.
(2)     Includes shares repurchased under a $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on June 12, 2015.  Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 2, 2015

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: December 3, 2015	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: December 3, 2015	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)