Form 10-Q
period 2016-01-23
VILLAGE SUPER MARKET INC
filed 2016-03-02
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 23, 2016

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 2, 2016

Class A Common Stock, No Par Value	9,818,625 Shares
Class B Common Stock, No Par Value	4,319,256 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	January 23, 2016	July 25, 2015
ASSETS
Current assets
Cash and cash equivalents	$79,768	$59,040
Merchandise inventories	43,379	45,772
Patronage dividend receivable	4,981	12,831
Income taxes receivable	1,784	3,917
Other current assets	17,915	14,351
Total current assets	147,827	135,911

Property, equipment and fixtures, net	203,141	206,594
Notes receivable from Wakefern	41,843	41,421
Investment in Wakefern	26,467	25,750
Goodwill	12,057	12,057
Other assets	11,900	12,169

Total assets	$443,235	$433,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$491	$469
Notes payable to Wakefern	407	430
Accounts payable to Wakefern	62,527	58,337
Accounts payable and accrued expenses	19,830	21,046
Accrued wages and benefits	14,340	15,117
Income taxes payable	729	765
Total current liabilities	98,324	96,164
Long-term Debt
Capital and financing lease obligations	43,448	43,699
Notes payable to Wakefern	529	726
Total long-term debt	43,977	44,425

Pension liabilities	34,214	32,232
Other liabilities	7,901	8,314

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,190 shares at January 23, 2016 and 10,192 shares at July 25, 2015	53,180	51,618
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at January 23, 2016 and July 25, 2015	701	701
Retained earnings	226,151	221,765
Accumulated other comprehensive loss	(16,306)	(16,874)
Less treasury stock, Class A, at cost: 361 shares at January 23, 2016 and 343 shares at July 25, 2015	(4,907)	(4,443)
Total shareholders’ equity	258,819	252,767

Total liabilities and shareholders’ equity	$443,235	$433,902

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Sales	$420,170	$411,191	$809,699	$790,935

Cost of sales	307,444	300,065	591,487	577,006

Gross profit	112,726	111,126	218,212	213,929

Operating and administrative expense	95,243	92,471	186,581	181,459

Depreciation and amortization	6,060	5,994	12,018	11,897

Operating income	11,423	12,661	19,613	20,573

Interest expense	(1,125)	(1,138)	(2,252)	(2,272)

Interest income	565	611	1,128	1,226

Income before income taxes	10,863	12,134	18,489	19,527

Income taxes	4,579	5,531	7,775	9,046

Net income	$6,284	$6,603	$10,714	$10,481

Net income per share:
Class A common stock:
Basic	$0.50	$0.53	$0.85	$0.84
Diluted	$0.44	$0.47	$0.76	$0.74

Class B common stock:
Basic	$0.32	$0.34	$0.55	$0.54
Diluted	$0.32	$0.34	$0.55	$0.54

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Net income	$6,284	$6,603	$10,714	$10,481

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	284	192	568	383

Comprehensive income	$6,568	$6,795	$11,282	$10,864

(1)	Amounts are net of tax of $198 and $132 for the 13 weeks ended January 23, 2016 and January 24, 2015, respectively, and
$396 and $265 for the 26 weeks ended January 23, 2016 and January 24, 2015, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 23, 2016	January 24, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,714	$10,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,018	11,897
Non-cash share-based compensation	1,537	1,583
Deferred taxes	(415)	(310)
Provision to value inventories at LIFO	200	200

Changes in assets and liabilities:
Merchandise inventories	2,193	(1,754)
Patronage dividend receivable	7,850	7,716
Accounts payable to Wakefern	4,190	1,512
Accounts payable and accrued expenses	(122)	(242)
Accrued wages and benefits	(777)	(1,861)
Income taxes payable/receivable	2,097	4,851
Other assets and liabilities	(744)	1,547
Net cash provided by operating activities	38,741	35,620

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,558)	(9,923)
Proceeds from the sale of assets	900	—
Investment in notes receivable from Wakefern	(422)	(823)
Net cash used in investing activities	(10,080)	(10,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	51	13
Excess tax benefit related to share-based compensation	—	7
Principal payments of long-term debt	(1,166)	(1,218)
Dividends	(6,328)	(6,266)
Treasury stock purchases	(490)	—
Net cash used in financing activities	(7,933)	(7,464)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,728	17,410

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,040	77,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,768	$94,762

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,252	$2,189
Income taxes	$6,092	$4,498

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 23, 2016 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 week periods ended January 23, 2016 and January 24, 2015 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2015 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended January 23, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain amounts have been reclassified in the consolidated statement of cash flows for the 26 week period ended January 24, 2015 to conform to the presentation for the 26 week period ended January 23, 2016.

2. MERCHANDISE INVENTORIES

At both January 23, 2016 and July 25, 2015, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,893 and $14,693 higher than reported at January 23, 2016 and July 25, 2015, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended January 23, 2016		26 Weeks Ended January 23, 2016
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,755	$1,395	$8,108	$2,379
Conversion of Class B to Class A shares	1,395	—	2,379	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$6,150	$1,395	$10,487	$2,379

Denominator:
Weighted average shares outstanding, basic	9,561	4,319	9,569	4,319
Conversion of Class B to Class A shares	4,319	—	4,319	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	13,880	4,319	13,888	4,319

	13 Weeks Ended January 24, 2015		26 Weeks Ended January 24, 2015
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,957	$1,492	$7,870	$2,370
Conversion of Class B to Class A shares	1,492	—	2,370	—
Effect of share-based compensation on allocated net income	9	(2)	11	(2)
Net income allocated, diluted	$6,458	$1,490	$10,251	$2,368

Denominator:
Weighted average shares outstanding, basic	9,409	4,361	9,409	4,361
Conversion of Class B to Class A shares	4,361	—	4,361	—
Dilutive effect of share-based compensation	25	—	22	—
Weighted average shares outstanding, diluted	13,795	4,361	13,792	4,361

Outstanding stock options to purchase Class A shares of 477 and 447 were excluded from the calculation of diluted net income per share at January 23, 2016 and January 24, 2015, respectively, as a result of their anti-dilutive effect. In addition, 269 and 290 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 23, 2016 and January 24, 2015, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Service cost	$1,104	$910	$2,208	$1,820
Interest cost on projected benefit obligations	827	764	1,654	1,528
Expected return on plan assets	(940)	(928)	(1,880)	(1,856)
Amortization of net losses	482	324	964	648
Net periodic pension cost	$1,473	$1,070	$2,946	$2,140

On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers non-union employees and pharmacists, to freeze all benefits effective March 31, 2016. In connection with this amendment, the employer matching contribution to the Company-sponsored 401(k) savings plan will be increased. The Company will perform a re-measurement of the pension plan and report these results in the third quarter ending April 23, 2016. We expect these changes will have an immaterial impact on results of operations in the third quarter of fiscal 2016.

As of January 23, 2016, the Company has not made contributions to its pension plans in fiscal 2016.  The Company expects to contribute approximately $3,000 during fiscal 2016 to fund its pension plans.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	26 Weeks Ended
	January 23, 2016	January 24, 2015
Balance at beginning of year	$514	$27,846
Additions based on tax positions related to the current year	45	1,919

Balance at end of period	$559	$29,765

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized expense of $1,405 related to interest and penalties on income taxes in the 26 weeks ended January 24, 2015.

6. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 26 weeks of fiscal 2016 except for an additional required investment in Wakefern common stock of $717.

Included in cash and cash equivalents at January 23, 2016 and July 25, 2015 are $49,480 and $35,428, respectively, of demand deposits invested at Wakefern at overnight money market rates.

7. COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913, of which $2,643 was collected in fiscal 2013 and 2014. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.  Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which will be recognized as a reduction in Operating and administrative expenses in the third quarter of fiscal 2016. Any further proceeds recovered will be recognized as they are received.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.17	72.97	73.05	72.95
Gross profit	26.83	27.03	26.95	27.05
Operating and administrative expense	22.67	22.49	23.04	22.94
Depreciation and amortization	1.43	1.45	1.49	1.51
Operating income	2.73	3.09	2.42	2.60
Interest expense	(0.27)	(0.28)	(0.28)	(0.29)
Interest income	0.13	0.15	0.14	0.16
Income before taxes	2.59	2.96	2.28	2.47
Income taxes	1.09	1.35	0.96	1.14
Net income	1.50%	1.61%	1.32%	1.33%

Sales.  Sales were $420,170 in the second quarter of fiscal 2016 an increase of 2.2% compared to the second quarter of the prior year.  Same store sales increased 2.2% primarily due to higher sales in the last week of the second quarter as customers prepared for Winter Storm Jonas, the closing of two competitor stores and continued sales growth in the recently expanded or replaced stores in Stirling, Greater Morristown and Union.  These increases were partially offset by six new competitor store openings, including stores formerly operated by A&P, and deflation in the meat, seafood and dairy departments. Excluding the impact of Winter Storm Jonas, same store sales increased 0.8% in the second quarter. The Company expects same store sales in fiscal 2016 to range from a 0.5% to 1.5% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately. All stores are included in same store sales in the 13 weeks ended January 23, 2016.

Sales were $809,699 in the six-month period of fiscal 2016, an increase of 2.4% from the six-month period of the prior year. Same store sales increased 2.4% primarily due to higher sales in the last week of the second quarter as customers prepared for Winter Storm Jonas, the closing of two competitor stores and continued sales growth in the Stirling, greater Morristown and Union stores.  These increases were partially offset by six competitor store openings, including stores formerly operated by A&P, and deflation in the meat, seafood and dairy departments. Excluding the impact of Winter Storm Jonas, same store sales increased 1.7% in the six-month period of fiscal 2016.

Gross Profit.  Gross profit as a percentage of sales decreased .20% in the second quarter of fiscal 2016 compared to the second quarter of the prior year primarily due to decreased departmental gross margin percentages (.23%) and increased warehouse assessment charges from Wakefern (.07%). These decreases were partially offset by improved product mix (.05%) and higher patronage dividends (.05%). Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2016 (.21%) and fiscal 2015 (.19%).

Gross profit as a percentage of sales decreased .10% in the six-month period of fiscal 2016 compared to the six-month period of the prior year primarily due to decreased departmental gross margin percentages (.16%) partially offset by lower promotional spending (.07%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .18% in the second quarter of fiscal 2016 compared to the second quarter of the prior year due primarily to higher fringe benefit costs (.12%) and payroll (.07%). Fringe benefit costs increased due primarily to higher pension expense (.10%) and healthcare costs (.04%). Payroll costs increased due primarily to the addition of Village Food Garden, ShopRite from Home and other services in the expanded Stirling store.

Operating and administrative expense as a percentage of sales increased .10% in the six-month period of fiscal 2016 compared to the six-month period of the prior year. Excluding a charge in the prior year to write-off all remaining insurance receivables related to Superstorm Sandy (.29%), Operating and administrative expenses as a percentage of sales increased .39%. This increase is primarily due to higher fringe benefit costs (.22%), payroll (.07%) and legal and consulting fees (.09%). Fringe benefit costs increased due primarily to higher pension expense (.10%) and healthcare costs (.08%). Payroll costs increased due primarily to the addition of Village Food Garden, ShopRite from Home, other services and related training in the expanded Stirling store.

Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2016 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the second quarter and six-month period of fiscal 2016 was flat compared to the corresponding periods of the prior year.

Interest Income.  Interest income decreased in the second quarter and six-month period of fiscal 2016 compared to the corresponding periods of the prior year due to less amounts invested.

Income Taxes.  The effective income tax rate was 42.2% in the second quarter of fiscal 2016 compared to 45.6% in the second quarter of the prior year.  Income taxes in the second quarter of the prior year included $436 of accrued interest and penalties related to the New Jersey tax dispute.  Excluding accrued interest and penalties, the effective income tax rate was 42.0% in the second quarter of the prior year. The dispute and related settlement with the New Jersey Division of Taxation is described in note 5 to the unaudited consolidated financial statements.

The effective income tax rate was 42.1% in the six-month period of fiscal 2016 compared to 46.3% in the six-month period of the prior year.  Income taxes in the six-month period of fiscal 2016 included $840 of accrued interest and penalties related to the New Jersey tax dispute.  Excluding accrued interest and penalties, the effective income tax rate was 42.0% in the six-month period of the prior year.

Net Income.  Net income was $6,284 in the second quarter of fiscal 2016 compared to $6,603 in the second quarter of the prior year. The second quarter of the prior year includes a higher tax rate due to $436 of accrued interest and penalties related to the New Jersey tax dispute. Excluding this item from prior year period, net income decreased 11% in the second quarter of fiscal 2016 compared to the prior year due primarily to a lower gross profit percentage and higher operating and administrative expenses. Partially offsetting these decreases in net income were substantially greater sales in the last week of the quarter due to Winter Storm Jonas.

Net income was $10,714 in the six-month period of fiscal 2016 compared to $10,481 in the six-month period of the prior year. Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax) and a higher tax rate due to $840 of accrued interest and penalties related to the New Jersey tax dispute. Excluding these items from the prior year period, net income decreased 15% in the six-month period of fiscal 2016 compared to the prior year primarily due to a lower gross profit percentage and higher operating and administrative expenses. Partially offsetting these decreases in net income were substantially greater sales in the last week of the six-month period due to Winter Storm Jonas.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.  As of January 23, 2016, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $38,741 in the 26-week period of fiscal 2016 compared to $35,620 in the corresponding period of the prior year.  This increase is primarily attributable to changes in the timing of payables and lower inventories as a result of higher sales during the last week of the second quarter of fiscal 2016 as customers prepared for Winter Storm Jonas. During the 26-week period of fiscal 2016, Village used cash to fund capital expenditures of $10,558 and dividends of $6,328.  Capital expenditures primarily include costs associated with remodels of existing stores. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

Village expects capital expenditures of $20,000 in fiscal 2016.   Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, one major remodel and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2016 are expected to be cash and cash equivalents on hand at January 23, 2016 and operating cash flow generated in fiscal 2016.

Working capital was $49,503 at January 23, 2016 compared to $39,747 at July 25, 2015. The working capital ratio was 1.5 to 1 at January 23, 2016 and 1.4 to 1 at July 25, 2015.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. On December 1, 2015, this loan agreement was extended to expire on December 31, 2017. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at January 23, 2016 or July 25, 2015 under this facility.

There have been no substantial changes as of January 23, 2016 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.

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

•We expect same store sales to increase from .5% to 1.5% in fiscal 2016.

•
We have budgeted $20,000 for capital expenditures in fiscal 2016. Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, one major remodel and several smaller remodels.

•	The Board’s current intention is to continue to pay quarterly dividends in 2016 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2016 to be in the range of 41.5% - 42.5%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and other fringe benefit costs.

•
On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers non-union employees and pharmacists, to freeze all benefits effective March 31, 2016. In connection with this amendment, the employer matching contribution to the Company-sponsored 401(k) savings plan will be increased. The Company will perform a re-measurement of the pension plan and report these results in the third quarter ending April 23, 2016. We expect these changes will have an immaterial impact on results of operations in the third quarter of fiscal 2016.

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

•
In July 2011 Village acquired two stores in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. While we continue to invest in marketing and promotional programs to build market share, sales trends for our Maryland stores have deteriorated in fiscal 2016 and remain worse than initially projected. If these trends continue, it could result in impairment charges on long-lived assets specific to the Maryland stores that could materially impact the Company's results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 23, 2016, the Company had demand deposits of $49,480 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 23, 2016, the Company had $41,843 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 23, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 2, 2016

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: March 2, 2016	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: March 2, 2016	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)