Form 10-Q
period 2016-04-23
VILLAGE SUPER MARKET INC
filed 2016-06-02
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 23, 2016

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 2, 2016

Class A Common Stock, No Par Value	9,808,625 Shares
Class B Common Stock, No Par Value	4,319,256 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	April 23, 2016	July 25, 2015
ASSETS
Current assets
Cash and cash equivalents	$80,178	$59,040
Merchandise inventories	43,168	45,772
Patronage dividend receivable	8,727	12,831
Income taxes receivable	—	3,917
Other current assets	14,145	14,351
Total current assets	146,218	135,911

Property, equipment and fixtures, net	200,836	206,594
Notes receivable from Wakefern	42,287	41,421
Investment in Wakefern	26,467	25,750
Goodwill	12,057	12,057
Other assets	7,936	12,169

Total assets	$435,801	$433,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$503	$469
Notes payable to Wakefern	375	430
Accounts payable to Wakefern	55,594	58,337
Accounts payable and accrued expenses	18,709	21,046
Accrued wages and benefits	15,656	15,117
Income taxes payable	1,203	765
Total current liabilities	92,040	96,164
Long-term Debt
Capital and financing lease obligations	43,317	43,699
Notes payable to Wakefern	456	726
Total long-term debt	43,773	44,425

Pension liabilities	23,463	32,232
Other liabilities	7,702	8,314

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,190 shares at April 23, 2016 and 10,192 shares at July 25, 2015	53,978	51,618
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at April 23, 2016 and July 25, 2015	701	701
Retained earnings	228,885	221,765
Accumulated other comprehensive loss	(9,346)	(16,874)
Less treasury stock, Class A, at cost: 381 shares at April 23, 2016 and 343 shares at July 25, 2015	(5,395)	(4,443)
Total shareholders’ equity	268,823	252,767

Total liabilities and shareholders’ equity	$435,801	$433,902

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Sales	$387,905	$387,100	$1,197,603	$1,178,035

Cost of sales	281,167	280,002	872,653	857,008

Gross profit	106,738	107,098	324,950	321,027

Operating and administrative expense	90,851	90,848	277,432	272,307

Depreciation and amortization	5,822	5,676	17,840	17,573

Operating income	10,065	10,574	29,678	31,147

Interest expense	(1,122)	(1,133)	(3,375)	(3,404)

Interest income	659	603	1,788	1,829

Income before income taxes	9,602	10,044	28,091	29,572

Income taxes	3,720	(3,162)	11,495	5,884

Net income	$5,882	$13,206	$16,596	$23,688

Net income per share:
Class A common stock:
Basic	$0.47	$1.05	$1.31	$1.89
Diluted	$0.42	$0.93	$1.17	$1.68

Class B common stock:
Basic	$0.30	$0.68	$0.85	$1.23
Diluted	$0.30	$0.68	$0.85	$1.22

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Net income	$5,882	$13,206	$16,596	$23,688

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	236	192	804	574
Pension remeasurement, net of tax (2)	(4,394)	—	(4,394)	—
Pension curtailment gain, net of tax (3)	11,118	—	11,118	—

Comprehensive income	$12,842	$13,398	$24,124	$24,262

(1)	Amounts are net of tax of $163 and $132 for the 13 weeks ended April 23, 2016 and April 25, 2015, respectively, and
$559 and $398 for the 39 weeks ended April 23, 2016 and April 25, 2015, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amount is net of tax of $3,034.

(3)	Amount is net of tax of $7,678.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 23, 2016	April 25, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,596	$23,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,840	17,573
Non-cash share-based compensation	2,335	2,377
Deferred taxes	(907)	15,741
Provision to value inventories at LIFO	300	300

Changes in assets and liabilities:
Merchandise inventories	2,304	(1,158)
Patronage dividend receivable	4,104	3,894
Accounts payable to Wakefern	(2,743)	(6,278)
Accounts payable and accrued expenses	(1,537)	(1,665)
Accrued wages and benefits	539	(1,235)
Income taxes payable/receivable	4,355	(52,045)
Other assets and liabilities	3,495	6,332
Net cash provided by operating activities	46,681	7,524

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,784)	(17,264)
Proceeds from the sale of assets	900	—
Investment in notes receivable from Wakefern	(866)	(823)
Net cash used in investing activities	(13,750)	(18,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	51	2,392
Excess tax benefit related to share-based compensation	—	274
Principal payments of long-term debt	(1,390)	(1,464)
Dividends	(9,476)	(9,412)
Treasury stock purchases	(978)	—
Net cash used in financing activities	(11,793)	(8,210)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,138	(18,773)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,040	77,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,178	$58,579

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,375	$3,322
Income taxes	$8,047	$41,913

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 23, 2016 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 week periods ended April 23, 2016 and April 25, 2015 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2015 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 23, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain amounts have been reclassified in the consolidated statement of cash flows for the 39 week period ended April 25, 2015 to conform to the presentation for the 39 week period ended April 23, 2016.

2. MERCHANDISE INVENTORIES

At both April 23, 2016 and July 25, 2015, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,993 and $14,693 higher than reported at April 23, 2016 and July 25, 2015, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 23, 2016		April 23, 2016
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,455	$1,308	$12,563	$3,686
Conversion of Class B to Class A shares	1,308	—	3,686	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$5,763	$1,308	$16,249	$3,686

Denominator:
Weighted average shares outstanding, basic	9,559	4,319	9,566	4,319
Conversion of Class B to Class A shares	4,319	—	4,319	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	13,878	4,319	13,885	4,319

	13 Weeks Ended		39 Weeks Ended
	April 25, 2015		April 25, 2015
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$9,936	$2,976	$17,806	$5,346
Conversion of Class B to Class A shares	2,976	—	5,346	—
Effect of share-based compensation on allocated net income	26	(19)	37	(21)
Net income allocated, diluted	$12,938	$2,957	$23,189	$5,325

Denominator:
Weighted average shares outstanding, basic	9,449	4,361	9,423	4,361
Conversion of Class B to Class A shares	4,361	—	4,361	—
Dilutive effect of share-based compensation	107	—	50	—
Weighted average shares outstanding, diluted	13,917	4,361	13,834	4,361

Outstanding stock options to purchase Class A shares of 466 and 233 were excluded from the calculation of diluted net income per share at April 23, 2016 and April 25, 2015, respectively, as a result of their anti-dilutive effect. In addition, 250 and 271 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 23, 2016 and April 25, 2015, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Service cost	$774	$910	$2,982	$2,730
Interest cost on projected benefit obligations	770	764	2,424	2,292
Expected return on plan assets	(927)	(928)	(2,807)	(2,784)
Amortization of net losses	399	324	1,363	972
Net periodic pension cost	$1,016	$1,070	$3,962	$3,210

On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers non-union employees and pharmacists, to freeze all benefits effective March 31, 2016. As a result of this amendment, the Company recognized a pre-tax curtailment gain totaling $18,796 which was partially offset by a pre-tax remeasurement adjustment totaling $7,428 in accumulated other comprehensive loss during the third quarter ended April 23, 2016. The remeasurement had no impact on the consolidated statements of operations. Assumptions used in the remeasurement include a discount rate of 3.78%% and long-term expected rate of return on plan assets of 7.50%%.
As of April 23, 2016, the Company has not made contributions to its pension plans in fiscal 2016.  The Company expects to contribute approximately $3,000 during fiscal 2016 to fund its pension plans.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	39 Weeks Ended
	April 23, 2016	April 25, 2015
Balance at beginning of year	$514	$27,846
Additions based on tax positions related to the current year	86	46
Reductions based on tax positions related to prior periods	—	(546)
Cash paid on settlements	—	(26,862)

Balance at end of period	$600	$484

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized a benefit of $9,811 ($6,396net of federal and state taxes) related to interest and penalties on income taxes in the 39 weeks ended April 25, 2015.

6. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 39 weeks of fiscal 2016 except for an additional required investment in Wakefern common stock of $717.

Included in cash and cash equivalents at April 23, 2016 and July 25, 2015 are $55,278 and $35,428, respectively, of demand deposits invested at Wakefern at overnight money market rates.

7. COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913, of which $2,643 was collected in fiscal 2013 and 2014. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable.  Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in the 13 weeks ended April 23, 2016. Any further proceeds recovered will be recognized as they are received.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.48	72.33	72.87	72.75
Gross profit	27.52	27.67	27.13	27.25
Operating and administrative expense	23.42	23.47	23.17	23.12
Depreciation and amortization	1.50	1.48	1.48	1.49
Operating income	2.60	2.72	2.48	2.64
Interest expense	(0.29)	(0.29)	(0.28)	(0.29)
Interest income	0.17	0.16	0.15	0.16
Income before taxes	2.48	2.59	2.35	2.51
Income taxes	0.96	(0.82)	0.96	0.50
Net income	1.52%	3.41%	1.39%	2.01%

Sales.  Sales were $387,905 in the third quarter of fiscal 2016 an increase of .2% compared to the third quarter of the prior year.  Same store sales increased .2% primarily due to the closing of two competitor stores and continued sales growth in the expanded or replaced stores in Stirling and Greater Morristown.  These increases were partially offset by lower sales in the first week of the third quarter of fiscal 2016 due to Winter Storm Jonas, six new competitor store openings, including stores formerly operated by A&P. The Company expects same store sales in fiscal 2016 to range from a 0.5% to 1.5% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately. All stores are included in same store sales in the 13 weeks ended April 23, 2016.

Sales were $1,197,603 in the nine-month period of fiscal 2016, an increase of 1.7% from the nine-month period of the prior year. Same store sales increased 1.7% primarily due to the closing of two competitor stores and continued sales growth in the recently expanded or replaced Stirling, Greater Morristown and Union stores.  These increases were partially offset by six competitor store openings, including stores formerly operated by A&P, and deflation in the meat, seafood and dairy departments.

Gross Profit.  Gross profit as a percentage of sales decreased .15% in the third quarter of fiscal 2016 compared to the third quarter of the prior year primarily due to decreased departmental gross margin percentages (.06%), increased warehouse assessment charges from Wakefern (.04%), and increased promotional spending (.04%).

Gross profit as a percentage of sales decreased .12% in the nine-month period of fiscal 2016 compared to the nine-month period of the prior year primarily due to decreased departmental gross margin percentages (.13%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .05% in the third quarter of fiscal 2016 compared to the third quarter of the prior year. As described in note 7 to the unaudited consolidated financial statements, the third quarter of fiscal 2016 includes a gain for Superstorm Sandy insurance proceeds received (.24%). Excluding this gain, Operating and administrative expense as a percentage of sales increased .19% due primarily to increased healthcare costs (.30%) partially offset by lower payroll (.11%). The increase in healthcare costs is due primarily to higher claim costs in our self-insured medical plan.

Operating and administrative expense as a percentage of sales increased .05% in the nine-month period of fiscal 2016 compared to the nine-month period of the prior year. As described in note 7 to the unaudited consolidated financial statements, the nine-month period of the prior year includes a charge to write-off all remaining Superstorm Sandy insurance receivables (.19%) and the nine-month period of fiscal 2016 includes a gain related to recovery of a portion of those receivables (.08%). Excluding these items from both periods, Operating and administrative expense as a percentage of sales increased .32% due primarily to higher fringe benefit costs (.25%) and legal and consulting fees (.11%). Fringe benefit costs increased due primarily to higher healthcare costs (.16%) and pension expense (.07%). The increase in healthcare costs is due primarily to higher claim costs in our self-insured medical plan.

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2016 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the third quarter and nine-month period of fiscal 2016 was flat compared to the corresponding periods of the prior year.

Interest Income.  Interest income increased in the third quarter of fiscal 2016 compared to the corresponding period of the prior year due to higher amounts invested. Interest income decreased in the nine-month period of fiscal 2016 compared to the corresponding period of the prior year due to less amounts invested.

Income Taxes.  The effective income tax rate was 38.7% in the third quarter of fiscal 2016 compared to (31.5%) in the third quarter of the prior year.  In the third quarter of fiscal 2016, the Company recognized income tax benefits of $309 in return to provision adjustments primarily related to Work Opportunity Tax Credits. Income taxes in the third quarter of the prior year included a tax benefit of $7,293 as a result of the settlement with the New Jersey Division of Taxation. Excluding these items from both fiscal years, the effective income tax rate was 42.0% in the third quarter of fiscal 2016 as compared to 41.1% in the third quarter of the prior year.

The effective income tax rate was 40.9% in the nine-month period of fiscal 2016 compared to 19.9% in the nine-month period of the prior year.   In fiscal 2016, the Company recognized income tax benefits of $309 in return to provision adjustments primarily related to Work Opportunity Tax Credits. Income taxes in the nine-month period of fiscal 2015 included includes a tax benefit of $6,452 related to the settlement with the New Jersey Division of Taxation, net of $841 of interest and penalties accrued prior to settlement. Excluding these items from both fiscal years, the effective income tax rate was 42.0% in the nine-month period of fiscal 2016 as compared to 41.7% in the nine-month period of the of the prior year.

Net Income.  Net income was $5,882 in the third quarter of fiscal 2016 compared to $13,206 in the third quarter of the prior year. The third quarter of fiscal 2016 includes a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy. The third quarter of the prior year included a tax benefit of $7,293 as a result of the settlement with the New Jersey Division of Taxation. Excluding these items from both periods, net income decreased 10% in the third quarter of fiscal 2016 compared to the prior year due primarily to lower sales in the first week of the third quarter of fiscal 2016 due to the impact of Winter Storm Jonas, a lower gross profit percentage and higher operating and administrative expense.

Net income was $16,596 in the nine-month period of fiscal 2016 compared to $23,688 in the nine-month period of the prior year. Fiscal 2016 includes a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy. Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax) and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued in fiscal 2015 prior to settlement. Excluding these items from both periods, net income decreased 14% in the nine-month period of fiscal 2016 compared to the prior year primarily due to a lower gross profit percentage and higher operating and administrative expense.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.  As of April 23, 2016, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $46,681 in the 39-week period of fiscal 2016 compared to $7,524 in the corresponding period of the prior year.  This increase is primarily attributable to the $33,000 settlement with the New Jersey Division of Taxation in the prior year, decreased inventory and changes in the timing of payables. During the 39-week period of fiscal 2016, Village used cash to fund capital expenditures of $13,784 and dividends of $9,476.  Capital expenditures primarily include costs associated with remodels of existing stores. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

Village expects capital expenditures of $20,000 in fiscal 2016.   Planned expenditures include the completion of the expansion and remodel of the Stirling, New Jersey store, one major remodel and several smaller remodels. The Company’s primary sources of liquidity in fiscal 2016 are expected to be cash and cash equivalents on hand at April 23, 2016 and operating cash flow generated in fiscal 2016.

Working capital was $54,178 at April 23, 2016 compared to $39,747 at July 25, 2015. The working capital ratio was 1.6 to 1 at April 23, 2016 and 1.4 to 1 at July 25, 2015.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. On December 1, 2015, this loan agreement was extended to expire on December 31, 2017. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at April 23, 2016 or July 25, 2015 under this facility.

There have been no substantial changes as of April 23, 2016 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.

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

•
The Company’s stores are concentrated in New Jersey, with one store in northeastern Pennsylvania and two in Maryland. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole. External factors such as inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, unemployment rates and changing demographics may adversely affect our sales and profits.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidations Analysis", which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with earlier adoption permitted. The new guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2015-17 is not expected to have a significant effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." This guidance requires lessees to recognize lease liabilities and a right-of-use asset for all leases with terms of more than 12 months on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with earlier adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The guidance changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with earlier adoption permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 23, 2016, the Company had demand deposits of $55,278 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 23, 2016, the Company had $42,287 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 23, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2016 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 24, 2016 to February 20, 2016	10,000	$24.90	10,000	$4,261,200
February 21, 2016 to March 19, 2016	—	—	—	$4,261,200
March 20, 2016 to April 23, 2016	10,000	$23.87	10,000	$4,022,500
Total	20,000	$24.38	20,000	$4,022,500

(1)	The reported periods conform to our fiscal calendar.
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

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated June 2, 2016

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: June 2, 2016	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: June 2, 2016	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)