Form 10-K
period 2016-07-30
VILLAGE SUPER MARKET INC
filed 2016-10-12
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $172.3 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.4 million based upon the closing price of the Class A shares on the NASDAQ on January 23, 2016, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 12, 2016

Class A common stock, no par value	9,843,625 Shares
Class B common stock, no par value	4,319,256 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2016 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 16, 2016 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

PART I
(All dollar amounts are in thousands, except per share and per square foot data).

ITEM I.   BUSINESS

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

Village seeks to generate high sales volume by offering a wide variety of high quality products at consistently low prices with superior customer service.  During fiscal 2016, sales per store were $56,376 and sales per average square foot of selling space were $1,208.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.  Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products, including ShopRite private labeled products.  The ShopRite Price Plus card also strengthens customer loyalty.

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

Below is a summary of the range of store sizes at July 30, 2016:

Total Square Feet	Number of Stores

Greater than 60,000	15
50,001 to 60,000	7
40,000 to 50,000	5
Less than 40,000	2
Total	29

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept, featuring a restaurant style kitchen and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

Village also has on-site registered dieticians in fifteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  Expanded services such as a culinary classroom, fitness studio and a learning and childcare center have been incorporated into certain new and expanded stores.

We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2016	2015	2014
Groceries	36.1%	36.4%	37.0%
Dairy and Frozen	17.0	17.3	17.5
Produce	12.1	11.7	11.8
Meats	10.2	10.6	10.5
Non-Foods	8.4	8.2	8.1
Deli and Prepared Food	6.8	6.7	6.3
Pharmacy	4.5	4.2	4.1
Seafood	2.4	2.4	2.4
Bakery	2.1	2.1	2.1
Liquor	0.4	0.4	0.2
	100%	100%	100%

A variety of factors affect the profitability of each of the Company's stores, including competition, size, access and parking, lease terms, management supervision, and the strength of the ShopRite trademark in the local community.  Village continually evaluates individual stores to determine if they should be closed, remodeled or replaced.

DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

Village has budgeted $25 million for capital expenditures for fiscal 2017.  Planned expenditures include the beginning of construction of a new store in the Bronx, New York, one major remodel, several smaller remodels and certain energy efficient lighting projects.

In fiscal 2016, Village completed the expansion and remodel of the Stirling, New Jersey store, substantially completed one major remodel and completed several smaller remodels.

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

In fiscal 2013, Village began construction of the replacement store in Hanover Township, New Jersey and completed three major remodels.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 13.2% of Wakefern’s outstanding stock as of July 30, 2016.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 336 supermarkets and other retail formats, including 94 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 11.8% of sales in fiscal 2016.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

While Wakefern has a substantial professional staff, it operates as a member owned cooperative.  Executives of most members make contributions of time to the business of Wakefern.  Executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchasing, merchandising and other programs.  In addition, Nicholas Sumas, the Company’s Chief Marketing Officer, is a member of the Wakefern Board of Directors.

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, including shoprite.com and the ShopRite smart phone app, and other store services.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2016, 2015 and 2014.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Wakefern does not prescribe geographical franchise areas to its members.  The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite, PriceRite and The Fresh Grocer names are, however, subject to the approval of Wakefern's Site Development Committee.  This committee is composed of persons who are not employees or members of Wakefern.  Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors.  Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $26,467 at July 30, 2016.  The total amount of debt outstanding from all capital pledges to Wakefern is $718 at July 30, 2016.  The maximum per store capital contribution increased from $875 to $900 in fiscal 2016, resulting in an additional $717 capital pledge, which was paid in fiscal 2016.

As required by the Wakefern bylaws, the Company’s investment in Wakefern is pledged to Wakefern to secure the Company’s obligations to Wakefern.  In addition, five members of the Sumas family have guaranteed the Company’s obligations to Wakefern.  These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company.  Wakefern does not own any securities of the Company or its subsidiaries.  The Company’s investment in Wakefern entitles the Company to enough votes to elect one member to the Wakefern Board of Directors due to cumulative voting rights.

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

Village seeks to design its stores to use energy efficiently, including recycling waste heat generated by refrigeration equipment for heating and other purposes.  Most stores utilize computerized energy management systems.  The Company has solar panels on the roof of two stores, reducing both carbon emissions and energy costs.

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

COMPETITION

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores.

Some of the Company's principal competitors include Stop & Shop, Acme, Kings, Wal-Mart, Target, Wegmans, Whole Foods, Costco, BJ’s, Giant, Safeway, Weis and Foodtown.  Some of these competitors have financial resources substantially greater than those of the Company, and some are non-union.

SEASONALITY

The majority of our revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year.

LABOR

As of July 30, 2016, the Company employed approximately 6,544 persons with approximately 75% working part-time.  Approximately 92% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between June 2015 and October 2020.  Approximately 13% of our associates are represented by unions whose contracts have expired or will expire within one year.  Most of the Company’s competitors are similarly unionized.

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused website, shoprite.com, for interaction with customers and prospective employees.  This website is maintained by Wakefern for the benefit of all ShopRite supermarkets, and therefore does not contain any financial information related to the Company.

The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder.  In addition, electronic copies of these filings can be obtained at sec.gov.

REGULATORY ENVIRONMENT

The Company’s business requires various licenses and the registration of facilities with state and federal health and drug regulatory agencies.  These licenses and registration requirements obligate the Company to observe certain rules and regulations, and a violation of these rules and regulations could result in a suspension or revocation of licenses or registrations and fines or penalties.  In addition, most licenses require periodic renewals.  The Company has not experienced material difficulties with respect to obtaining or retaining licenses and registrations.

ITEM 1A.   RISK FACTORS

COMPETITIVE ENVIRONMENT

The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Competition with these outlets is based on price, store location, convenience, promotion, product assortment, quality and service.  Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

GEOGRAPHIC CONCENTRATION AND NEW TRADE AREA

The Company’s stores are concentrated in New Jersey, with two stores in Maryland and one in northeastern Pennsylvania. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, unemployment rates and changing demographics may adversely affect our sales and profits.  Further, since our store base is concentrated in densely populated metropolitan areas, opportunities for future store expansion may be limited, which may adversely affect our business and results of operations.

Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. While we continue to invest in marketing and promotional programs to build market share, sales trends for our Maryland stores deteriorated in fiscal 2016 and remain worse than initially projected. If these trends continue, the performance of our Maryland stores may negatively impact the Company's results of operations.

WAKEFERN RELATIONSHIP

Village purchases substantially all of its merchandise from Wakefern.  In addition, Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services.  Further, Village receives patronage dividends and other product incentives from Wakefern.

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

LABOR RELATIONS

Approximately 92% of the Company’s employees are covered by collective bargaining agreements with unions. Contracts with the Company’s seven unions have expiration dates between June 2015 and October 2020.  Approximately 13% of our associates are represented by unions whose contracts have expired or will expire within one year.  In future negotiations with labor unions, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations or have an adverse impact on our financial results.  Further, if we are unable to control health care and pension costs provided for in collective bargaining agreements, we may experience increased operating costs and an adverse impact on our results of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Our long-lived assets, primarily store property, equipment and fixtures, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.

TAXES

The Company’s effective tax rate may be impacted by the results of tax examinations and changes in tax laws.

INFORMATION TECHNOLOGY

Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, inventory management, communications and other business processes.  These information systems are subject to damage or interruption from power outages, computer or telecommunications failures, computer viruses and related malicious software, catastrophic weather events, or human error.  Any material interruption of our or Wakefern’s information systems could have a material adverse impact on our results of operations.

Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems.  In addition, confidential information is transmitted through our ShopRite from Home online business at shoprite.com and through the ShopRite app.  Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems.  Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions.  It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at the Company, Wakefern or those of third-party service providers.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 30, 2016, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining 23 supermarkets (containing 1,305,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining seven are freestanding stores.  In October 2015, the Company sold the land and building of a closed store in Washington, New Jersey for $900.

The annual rent, including capitalized leases and closed stores, for all of the Company's leased facilities for the year ended July 30, 2016 was approximately $17,060.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.   LEGAL PROCEEDINGS

In prior years, the state of New Jersey issued two separate tax assessments related to nexus beginning in fiscal 2000 and the deductibility of certain payments between subsidiaries beginning in fiscal 2002.  The Company had contested both of these assessments through the state’s conference and appeals process and Tax Court. On February 27, 2015, the Company reached an agreement with the New Jersey Division of Taxation (the "Division") whereby the Company paid $33,000 in March 2015 to settle the disputes with the Division for fiscal years 2000 through 2014. The dispute and related settlement with the Division is described in Note 5 to the Consolidated Financial Statements.
Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued its opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to Operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable. Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in fiscal 2016. Any further proceeds recovered will be recognized as they are received. As of July 30, 2016, Village has collected $3,583.

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

2016	High	Low
4th Quarter	$31.64	$24.40
3rd Quarter	26.51	23.54
2nd Quarter	27.45	23.43
1st Quarter	29.36	23.61
2015	High	Low
4th Quarter	$33.98	$28.31
3rd Quarter	34.35	27.56
2nd Quarter	29.40	23.90
1st Quarter	26.33	19.22

As of October 1, 2016, there were approximately 780 holders of Class A common stock.

During fiscal 2016, Village paid cash dividends of $12,634.  Dividends in fiscal 2016 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2015, Village paid cash dividends of $12,577.  Dividends in fiscal 2015 consist of $1.00 per Class A common share and $.65 per Class B common share.

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Class A stock against the cumulative total return of the S&P 500 Composite Stock Index and the NASDAQ Retail Trade index for the Company’s last five fiscal years. The comparison assumes $100 was invested on July 31, 2011, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

*$100 invested on July 31, 2011 Assumes dividends are reinvested Fiscal years ending July 31

	Jul-11	Jul-12	Jul-13	Jul-14	Jul-15	Jul-16
Village Super Market, Inc.	$100	$135	$149	$99	$125	$143
S&P 500	$100	$109	$136	$160	$177	$187
NASDAQ Retail Trade	$100	$111	$142	$148	$209	$233

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2016 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 30, 2016		July 25, 2015		July 26, 2014		July 27, 2013		July 28, 2012
Sales	$1,634,904		$1,583,789		$1,518,636		$1,476,457		$1,422,243
Net income	25,044	(1)	30,620	(2)	5,045	(3)	25,784	(4)	31,445	(5)
Net income as a % of sales	1.53%		1.93%		0.33%		1.75%		2.21%
Net income per share:
Class A common stock:
Basic	$1.98		$2.44		$0.41		$2.18		$2.74
Diluted	1.77		2.16		0.36		1.85		2.28
Class B common stock:
Basic	1.29		1.58		0.26		1.36		1.78
Diluted	1.29		1.58		0.26		1.36		1.77
Cash dividends per share:
Class A	1.000		1.000		1.000		2.000		0.850
Class B	0.650		0.650		0.650		1.300		0.553

At year-end
Total assets	$450,254		$431,889		$457,412		$427,412		$409,538
Long-term debt	43,561		44,425		45,242		42,738		43,149
Working capital	60,538		41,760		16,782		94,299		71,672
Shareholders’ equity	271,735		252,767		233,136		244,560		230,311
Book value per share	19.20		17.84		16.59		17.66		16.74

Other data
Same store sales increase (6)	1.4%		2.1%		0.2%		2.9%		4.9%
Total square feet	1,717,000		1,717,000		1,700,000		1,644,000		1,644,000
Average total sq. ft. per store	59,000		59,000		59,000		57,000		57,000
Selling square feet	1,353,000		1,353,000		1,339,000		1,295,000		1,295,000
Sales per average square foot of selling space	$1,208		$1,177		$1,153		$1,140		$1,112
Number of stores	29		29		29		29		29
Sales per average number of stores	$56,376		$54,613		$52,367		$50,912		$49,903
Capital expenditures and acquisitions	19,971		23,517		50,322		21,888		20,852

(1) Includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy.
(2) Includes a charge to write-off insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued prior to settlement.
(3) Includes a $10,052 charge related to tax positions taken in prior years due to an unfavorable ruling by the New Jersey Tax Court, a higher tax rate due to $1,557 of accrued interest and penalties related to the New Jersey tax dispute, a charge for future lease obligations due to the closure of the Morris Plains and Union stores of $2,551 (net of tax) and pre-opening costs for the replacement stores in greater Morristown and Union of $1,141 (net of tax).
(4) Includes income from a partnership distribution of $840 (net of tax), income from the national credit card lawsuit of $693 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).
(5) Includes the favorable settlement of a withdrawal liability from a multi-employer pension plan of $374 (net of tax).
(6) The increase in same store sales in fiscal 2016 excludes the impact of the 53rd week.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Fiscal Year
2016
Sales	$389,529	$420,170	$387,905	$437,300	$1,634,904
Gross profit	105,487	112,726	106,738	120,079	445,030
Net income	4,430	6,284	5,882	8,448	25,044
Net income per share:
Class A common stock:
Basic	0.35	0.50	0.47	0.67	1.98
Diluted	0.31	0.44	0.42	0.60	1.77
Class B common stock:
Basic	0.23	0.32	0.30	0.43	1.29
Diluted	0.23	0.32	0.30	0.43	1.29

2015
Sales	$379,744	$411,191	$387,100	$405,754	$1,583,789
Gross profit	102,803	111,126	107,098	112,088	433,115
Net income	3,879	6,603	13,206	6,932	30,620
Net income per share:
Class A common stock:
Basic	0.31	0.53	1.05	0.55	2.44
Diluted	0.27	0.47	0.93	0.49	2.16
Class B common stock:
Basic	0.20	0.34	0.68	0.36	1.58
Diluted	0.20	0.34	0.68	0.36	1.58

(1) The Fourth Quarter of fiscal 2016 contains 14 weeks.

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

Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

The Company’s stores, six of which are owned, average 59,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  During fiscal 2016, sales per store were $56,376 and sales per average square foot of selling space were $1,208. Management believes these figures are among the highest in the supermarket industry.

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products (including ShopRite private labeled products). The ShopRite Price Plus card also strengthens customer loyalty.

Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept, featuring a restaurant style kitchen and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.  Village also has on-site registered dieticians in fifteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Live Right with ShopRite program.  Wakefern and Village have responded to customers' increased use of the internet by creating a smart phone app and shoprite.com to provide weekly advertising and other shopping information.  In addition, on-line shopping is available in thirteen stores with store pick-up and delivery options servicing our current market.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2016 contains 53 weeks. Fiscal 2015 and 2014 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 30, 2016	July 25, 2015	July 26, 2014
Sales	100.00%	100.00%	100.00%
Cost of sales	72.78%	72.65%	73.10%
Gross profit	27.22%	27.35%	26.90%
Operating and administrative expense	23.04%	23.13%	23.47%
Depreciation and amortization	1.47%	1.47%	1.47%
Operating income	2.71%	2.75%	1.96%
Interest expense	(0.27)%	(0.29)%	(0.24)%
Interest income	0.15%	0.15%	0.17%
Income before income taxes	2.59%	2.61%	1.89%
Income taxes	1.06%	0.68%	1.56%
Net income	1.53%	1.93%	0.33%

SALES

Sales were $1,634,904 in fiscal 2016, an increase of $51,115, or 3.2% from the prior year. Sales increased $29,233, or 1.8%, due to fiscal 2016 containing 53 weeks. Same store sales, excluding the impact of the 53rd week, increased 1.4%. Same store sales increased due to the closing of two competitor stores and continued sales growth in the expanded or replaced stores in Stirling, Greater Morristown and Union. These increases were partially offset by six new competitor store openings, including stores formerly operated by A&P. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

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

GROSS PROFIT

Gross profit as a percentage of sales decreased .13% in fiscal 2016 compared to the prior year primarily due to decreased departmental gross margin percentages (.21%) and increased warehouse assessment charges from Wakefern (.04%). These decreases were partially offset by lower promotional spending (.07%), improved mix (.02%) and higher patronage dividends (.02%).

Gross profit as a percentage of sales increased .45% in fiscal 2015 compared to the prior year primarily due to lower promotional spending (.23%), increased departmental gross margin percentages (.23%) and decreased warehouse assessment charges from Wakefern (.06%). These increases were partially offset by lower patronage dividends (.06%).

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales decreased .09% in fiscal 2016 compared to the prior year. As described in note 9 to the consolidated financial statements, fiscal 2015 includes a charge to write-off all remaining Superstorm Sandy insurance receivables (.14%) and fiscal 2016 includes a gain related to recovery of a portion of those receivables (.06%). Excluding these items from both periods, Operating and administrative expense as a percentage of sales increased .11% due primarily to higher claim costs in our self-insured medical plan (.11%) and legal and consulting fees (.13%). These increases were partially offset by lower workers compensation costs (.14%).

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $24,101, $23,330 and $22,274 in fiscal 2016, 2015 and 2014, respectively. Depreciation and amortization expense increased in fiscal 2016 and 2015 compared to the prior years due to depreciation related to capital expenditures.

INTEREST EXPENSE

Interest expense was $4,495, $4,535 and $3,602, in fiscal 2016, 2015 and 2014, respectively. Interest expense was flat in fiscal 2016 compared to fiscal 2015. Interest expense increased in fiscal 2015 compared to fiscal 2014 primarily due to capitalized interest costs of $600 in fiscal 2014.

INTEREST INCOME

Interest income was $2,506, $2,399 and $2,622 in fiscal 2016, 2015 and 2014, respectively. Interest income increased in fiscal 2016 compared to fiscal 2015 due primarily to higher interest rates earned on investments and higher amounts invested. Interest income declined in fiscal 2015 as compared to fiscal 2014 due to lower amounts invested.

INCOME TAXES

The Company’s effective income tax rate was 40.8%, 26.0% and 82.5% in fiscal 2016, 2015 and 2014, respectively.

Income taxes in fiscal 2015 include a tax benefit of $6,452 related to the settlement with the New Jersey Division of Taxation, net of $841 of interest and penalties accrued prior to settlement. Income taxes in fiscal 2014 included a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court and a higher tax rate due to $1,557 of interest and penalties related to the New Jersey tax dispute. Excluding these items from both fiscal years, the effective income tax rate was 41.6% in fiscal 2015 as compared to 42.2% in fiscal 2014. The decrease in the effective income tax rate in fiscal 2016 is due primarily to increased Work Opportunity Tax Credits.

The dispute and related settlement with the New Jersey Division of Taxation is described in Note 5 to the Consolidated Financial Statements.

NET INCOME

Net income was $25,044 in fiscal 2016 compared to $30,620 in fiscal 2015.  Fiscal 2016 includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy. Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued prior to settlement. Excluding these items from both periods, net income decreased 6% in fiscal 2016 compared to the prior year primarily due to a lower gross profit percentage and higher operating and administrative expense.

Net income was $30,620 in fiscal 2015 compared to $5,045 in fiscal 2014. Fiscal 2015 includes a charge to write-off all remaining insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store, and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued in fiscal 2015 prior to settlement. Fiscal 2014 includes a $10,052 charge related to tax positions taken in prior years as a result of the unfavorable ruling by the New Jersey Tax Court, a higher tax rate due to $1,557 of accrued interest and penalties related to the New Jersey tax dispute, a charge for future lease obligations due to the closure of the Morris Plains and Union stores of $2,551 (net of tax) and pre-opening costs for the replacement stores in greater Morristown and Union of $1,141 (net of tax).  Excluding these items from both fiscal years, net income in fiscal 2015 increased 27% compared to the prior year primarily due to the impact of the greater Morristown and Union replacement stores, the 2.1% same store sales increase and higher gross margin percentages.

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

IMPAIRMENT

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future net cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups to their carrying value.

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 30, 2016. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates were $13,185 and $12,831 at July 30, 2016 and July 25, 2015, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 30, 2016 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.08% at July 30, 2016 compared to 4.02% at July 25, 2015. Changes in the discount rate and the mortality table utilized increased the projected benefit obligation by approximately $9,758 at July 30, 2016. Village evaluated the expected long-term rate of return on plan assets of 7.5% and the expected increase in compensation costs of 4 to 4.5% and concluded no changes in these assumptions were necessary in estimating pension plan obligations and expense.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$11,363	$(14,520)	$439	$(512)
Expected return on assets	+ / - 1.0%	$—	—	$486	$(486)

Village contributed $3,524 and $6,203 in fiscal 2016 and 2015, respectively, to these Company-sponsored pension plans. Village expects to contribute $3,000 in fiscal 2017 to these plans. The 2015 contributions include $3,113 in benefit payments related to the unfunded, non-qualified supplemental benefit plan. Substantially all other contributions in 2016 and 2015 are voluntary contributions.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective April 24, 2016, the Company early adopted the Financial Accounting Standards Board ("FASB") ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Current deferred tax liabilities of $2,013 have been reclassified from accounts payable and accrued expenses to other assets in the consolidated balance sheet as of July 25, 2015 to conform with the ASU.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

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

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $64,101 in fiscal 2016 compared to $17,468 in fiscal 2015 and $52,447 in fiscal 2014. Net cash provided by operating activities was generated primarily by changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO.

The decrease in non-cash items in fiscal 2016, compared to fiscal 2015, was primarily due to the impact on deferred taxes in fiscal 2015 resulting from the $33,000 settlement with the New Jersey Division of Taxation. The increase in non-cash items in fiscal 2015, compared to fiscal 2014, was also primarily due to the impact on deferred taxes in fiscal 2015 resulting from the $33,000 settlement with the New Jersey Division of Taxation and increases in depreciation and amortization.

Working capital changes increased (decreased) net cash provided by operating activities by $12,002, $(54,616) and $30,163 in fiscal 2016, 2015 and 2014, respectively. Working capital changes in income taxes receivable/payable, merchandise inventories, accounts payable to Wakefern and accrued wages and benefits increased cash provided by operating activities in fiscal 2016 compared to fiscal 2015. Working capital changes in income taxes receivable/payable, accounts payable to Wakefern and accrued wages and benefits decreased cash provided by operating activities in fiscal 2015 compared to fiscal 2014. The decrease in income taxes receivable/payable in fiscal 2015 was due primarily to the $33,000 settlement with the New Jersey Division of Taxation.

During fiscal 2016, Village used cash to fund capital expenditures of $19,971, dividends of $12,634 and invested an additional $1,314 in notes receivable from Wakefern. Capital expenditures primarily includes costs associated with the completion of the remodel and expansion of the Stirling, New Jersey store, one major remodel and several smaller remodels of other existing stores. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

During fiscal 2015, Village used cash to fund capital expenditures of $23,517, dividends of $12,577 and invested an additional $823 in notes receivable from Wakefern. Capital expenditures primarily include costs associated with the major remodel and expansion of the Stirling, New Jersey store and smaller remodels of other existing stores.

During fiscal 2014, Village used cash to fund capital expenditures of $50,322, dividends of $12,432 and $18,177 of additional investments in notes receivable from Wakefern. Capital expenditures include the construction of the greater Morristown and Union replacement stores.

LIQUIDITY and DEBT

Working capital was $60,538, $41,760, and $16,782 at July 30, 2016, July 25, 2015 and July 26, 2014, respectively. Working capital ratios at the same dates were 1.61, 1.44, and 1.11 to one, respectively.  The increase in working capital in fiscal 2016 compared to fiscal 2015 is due primarily to operating cash flows in excess of capital expenditures and dividends. The increase in working capital in fiscal 2015 compared to fiscal 2014 is due primarily to operating cash flows and the favorable settlement with the New Jersey Division of Taxation in relation to amounts accrued. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $25,000 for capital expenditures in fiscal 2017.  Planned expenditures include the beginning of construction of a new store in the Bronx, New York, one major remodel, several smaller remodels and certain energy efficient lighting projects. The Company’s primary sources of liquidity in fiscal 2017 are expected to be cash and cash equivalents on hand at July 30, 2016 and operating cash flow generated in fiscal 2017.

At July 30, 2016, the Company had $42,735 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 30, 2016, Village had demand deposits invested at Wakefern in the amount of $63,609. These deposits earn overnight money market rates.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.  This loan agreement expires on December 31, 2017. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 30, 2016 or July 25, 2015 under this facility.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 30, 2016, the Company was in compliance with all terms and covenants of the revolving loan agreement.

During fiscal 2016, Village paid cash dividends of $12,634.  Dividends in fiscal 2016 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2015, Village paid cash dividends of $12,577.  Dividends in fiscal 2015 consist of $1.00 per Class A common share and $.65 per Class B common share.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents significant contractual obligations of the Company at July 30, 2016:

	Payments due by fiscal period
	2017	2018	2019	2020	2021	Thereafter	Total
Capital and financing leases (2)	$4,875	$4,959	$5,001	$5,173	$5,240	$59,596	$84,844
Operating leases (2)	10,763	10,383	8,552	7,197	5,871	38,711	81,477
Notes payable to Wakefern	341	285	92	—	—	—	718
	$15,979	$15,627	$13,645	$12,370	$11,111	$98,307	$167,039

(1)	In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3 to the Consolidated Financial Statements).

(2)
The above amounts for capital, financing and operating leases include interest, but do not include certain obligations under these leases for other charges. These charges consisted of the following in fiscal 2016: Real estate taxes - $5,011; common area maintenance - $2,790; insurance - $314; and contingent rentals - $929.

(3)
Pension plan funding requirements are excluded from the above table as estimated contribution amounts for future years are uncertain. Future contributions will be determined by, among other factors, actual investment performance of plan assets, interest rates required to be used to calculate pension obligations, and changes in legislation. The Company expects to contribute $3,000 in fiscal 2017 to fund Company-sponsored defined benefit pension plans compared to actual contributions of $3,524 in fiscal 2016. The table also excludes contributions under various multi-employer pension plans, which totaled $5,464 in fiscal 2016.

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

•	We expect same store sales to range from flat to an increase of 2% in fiscal 2017.

•
We have budgeted $25,000 for capital expenditures in fiscal 2017.  Planned expenditures include the beginning of construction of a new store in the Bronx, New York, one major remodel, several smaller remodels and certain energy efficient lighting projects.

•	The Board’s current intention is to continue to pay quarterly dividends in 2017 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2017 to be in the range of 40.5% - 41.5%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and other fringe benefit costs.

•
We expect approximately $500 of net periodic pension costs in fiscal 2017 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2017.

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

•
Village acquired two stores in July 2011 in Maryland, a new market for Village where the ShopRite name is less known than in New Jersey. While we continue to invest in marketing and promotional programs to build market share, sales trends for our Maryland stores deteriorated in fiscal 2016 and remain worse than initially projected. If these trends continue, the performance of our Maryland stores may negatively impact the Company's results of operations.

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

•
Our long-lived assets, primarily store property, equipment and fixtures, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.

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

Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems. In addition, confidential information is transmitted through our ShopRite from Home online business at shoprite.com and through the ShopRite app. Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems. Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions. It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at the Company, Wakefern or those of third-party service providers.
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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 30, 2016, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $718. The maximum per store investment, which is currently $900, increased by $25 in both fiscal 2016 and 2015, resulting in additional investments of $717 and $738, respectively. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the Consolidated Financial Statements.

At July 30, 2016, the Company had $42,735 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 30, 2016, Village had demand deposits invested at Wakefern in the amount of $63,609. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,316. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $642, $640 and $640 in fiscal years 2016, 2015 and 2014, respectively. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of approximately $1,400, $1,300, and $1,008 in fiscal years 2016, 2015 and 2014, respectively.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation or deflation on its operations, it estimates that product prices overall experienced slight deflation in fiscal 2016 compared to slight inflation in 2015. The Company recorded pre-tax LIFO expense (benefit) of ($171), $124 and ($216) in fiscal 2016, 2015 and 2014, respectively. The Company calculates LIFO based on CPI indices published by the Department of Labor, which indicated weighted-average CPI changes of (0.5%), 0.3%, and (0.6%), in fiscal 2016, 2015 and 2014, respectively.

MARKET RISK

At July 30, 2016, the Company had demand deposits of $63,609 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At July 30, 2016, the Company had $42,735 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	July 30, 2016	July 25, 2015
ASSETS
Current Assets
Cash and cash equivalents	$88,379	$59,040
Merchandise inventories	42,011	45,772
Patronage dividend receivable	13,185	12,831
Income taxes receivable	—	3,917
Other current assets	16,259	14,351

Total current assets	159,834	135,911

Notes receivable from Wakefern	42,735	41,421
Property, equipment and fixtures, net	201,470	206,594
Investment in Wakefern	26,467	25,750
Goodwill	12,057	12,057
Other assets	7,691	10,156

Total assets	$450,254	$431,889

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$514	$469
Notes payable to Wakefern	341	430
Accounts payable to Wakefern	59,186	58,337
Accounts payable and accrued expenses	17,240	19,033
Accrued wages and benefits	16,313	15,117
Income taxes payable	5,702	765

Total current liabilities	99,296	94,151

Long-term debt
Capital and financing lease obligations	43,184	43,699
Notes payable to Wakefern	377	726

Total long-term debt	43,561	44,425

Pension liabilities	26,740	32,232
Other liabilities	8,922	8,314

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,190 shares at July 30, 2016 and 10,192 shares at July 25, 2015	55,196	51,618
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at July 30, 2016 and July 25, 2015	701	701
Retained earnings	234,175	221,765
Accumulated other comprehensive loss	(13,339)	(16,874)
Less treasury stock, Class A, at cost: 353 shares at July 30, 2016 and 343 shares at July 25, 2015	(4,998)	(4,443)

Total shareholders’ equity	271,735	252,767

Total liabilities and shareholders' equity	$450,254	$431,889
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Years ended
	July 30, 2016	July 25, 2015	July 26, 2014
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Sales	$1,634,904	$1,583,789	$1,518,636
Cost of sales	1,189,874	1,150,674	1,110,138

Gross profit	445,030	433,115	408,498

Operating and administrative expense	376,601	366,254	356,396
Depreciation and amortization	24,101	23,330	22,274

Operating income	44,328	43,531	29,828

Interest expense	(4,495)	(4,535)	(3,602)
Interest income	2,506	2,399	2,622

Income before income taxes	42,339	41,395	28,848
Income taxes	17,295	10,775	23,803

Net income	$25,044	$30,620	$5,045

Net income per share:
Class A common stock:
Basic	$1.98	$2.44	$0.41
Diluted	$1.77	$2.16	$0.36

Class B common stock:
Basic	$1.29	$1.58	$0.26
Diluted	$1.29	$1.58	$0.26

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Years ended
	July 30, 2016	July 25, 2015	July 26, 2014
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Net income	$25,044	$30,620	$5,045

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	892	768	475
Pension remeasurement, net of tax (2)	(7,973)	(5,177)	(4,473)
Pension curtailment gain, net of tax (3)	10,616	—	—
Total other comprehensive income (loss)	3,535	(4,409)	(3,998)

Comprehensive income	$28,579	$26,211	$1,047

(1)	Amounts are net of tax of $612, $527 and $329 for 2016, 2015 and 2014, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amounts are net of tax of $5,478, $3,559 and $3,238 for 2016, 2015 and 2014, respectively.

(3)	Amount is net of tax of $7,288.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 30, 2016, July 25, 2015 and July 26, 2014
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 27, 2013	9,440	$44,543	4,780	$776	$211,109	$(8,467)	375	$(3,401)	$244,560
Net income	—	—	—	—	5,045	—	—	—	5,045
Other comprehensive loss, net of tax of $2,909	—	—	—	—	—	(3,998)	—	—	(3,998)
Dividends	—	—	—	—	(12,432)	—	—	—	(12,432)
Exercise of stock options	—	132	—	—	—	—	(9)	85	217
Treasury stock purchases	—	—	—	—	—	—	88	(2,569)	(2,569)
Share-based compensation expense	288	3,229	—	—	—	—	—	—	3,229
Net tax deficit from exercise of stock options and restricted share vesting	—	(916)	—	—	—	—	—	—	(916)
Conversion of Class B shares to Class A shares	419	68	(419)	(68)	—	—	—	—	—
Balance, July 26, 2014	10,147	47,056	4,361	708	203,722	(12,465)	454	(5,885)	233,136
Net income	—	—	—	—	30,620	—	—	—	30,620
Other comprehensive loss, net of tax of $3,032	—	—	—	—	—	(4,409)	—	—	(4,409)
Dividends	—	—	—	—	(12,577)	—	—	—	(12,577)
Exercise of stock options	—	950	—	—	—	—	(111)	1,442	2,392
Share-based compensation expense	3	3,169	—	—	—	—	—	—	3,169
Excess tax benefits from exercise of stock options and restricted share vesting	—	436	—	—	—	—	—	—	436
Conversion of Class B shares to Class A shares	42	7	(42)	(7)	—	—	—	—	—
Balance, July 25, 2015	10,192	51,618	4,319	701	221,765	(16,874)	343	(4,443)	252,767
Net income	—	—	—	—	25,044	—	—	—	25,044
Other comprehensive income, net of tax of $2,422	—	—	—	—	—	3,535	—	—	3,535
Dividends	—	—	—	—	(12,634)	—	—	—	(12,634)
Exercise of stock options	—	390	—	—	—	—	(30)	423	813
Treasury stock purchases	—	—	—	—	—	—	40	(978)	(978)
Restricted shares forfeited	(4)	(55)	—	—	—	—	—	—	(55)
Share-based compensation expense	2	3,250	—	—	—	—	—	—	3,250
Net tax deficit from exercise of stock options and restricted share vesting	—	(7)	—	—	—	—	—	—	(7)
Balance, July 30, 2016	10,190	$55,196	4,319	$701	$234,175	$(13,339)	353	$(4,998)	$271,735

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended
	July 30, 2016	July 25, 2015	July 26, 2014
	(53 Weeks)	(52 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,044	$30,620	$5,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,101	23,330	22,274
Non-cash share-based compensation	3,195	3,169	3,229
Deferred taxes	(70)	14,841	(8,048)
Provision to value inventories at LIFO	(171)	124	(216)

Changes in assets and liabilities:
Merchandise inventories	3,932	(1,202)	(2,963)
Patronage dividend receivable	(354)	92	(1,113)
Accounts payable to Wakefern	849	(5,372)	4,244
Accounts payable and accrued expenses	(1,389)	1,329	3,228
Accrued wages and benefits	1,196	(3,739)	4,146
Income taxes receivable / payable	8,819	(47,539)	24,144
Other assets and liabilities	(1,051)	1,815	(1,523)

Net cash provided by operating activities	64,101	17,468	52,447

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,971)	(23,517)	(50,322)
Proceeds from the sale of assets	919	—	—
Investment in notes receivable from Wakefern	(1,314)	(823)	(41,597)
Maturity of notes receivable from Wakefern	—	—	23,420

Net cash used in investing activities	(20,366)	(24,340)	(68,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	813	2,392	217
Excess tax benefit related to share-based compensation	28	436	46
Principal payments of long-term debt	(1,625)	(1,691)	(1,429)
Dividends	(12,634)	(12,577)	(12,432)
Treasury stock purchases	(978)	—	(2,569)

Net cash used in financing activities	(14,396)	(11,440)	(16,167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,339	(18,312)	(32,219)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,040	77,352	109,571

CASH AND CASH EQUIVALENTS, END OF YEAR	$88,379	$59,040	$77,352

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,495	$4,446	$4,240
Income taxes	8,518	43,038	7,661

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital lease obligations	$—	$—	$3,525

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

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2016 contains 53 weeks. Fiscal 2015 and 2014 contain 52 weeks.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, pension accounting assumptions, accounting for uncertain tax positions, accounting for contingencies and the impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Merchandise sales are recognized at the point of sale to the customer. Sales tax is excluded from revenue. Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as the products are sold.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $7,534 and $7,633 at July 30, 2016 and July 25, 2015, respectively. Included in cash and cash equivalents at July 30, 2016 and July 25, 2015 are $63,609 and $35,428, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 64% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,522 and $14,693 higher than reported in fiscal 2016 and 2015, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

Leases

Leases that meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight-line basis over the shorter of the related lease terms or the estimated useful lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to effect constant rates of interest over the terms of the leases. Leases that do not qualify as capital leases are classified as operating leases. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,644, $11,121 and $11,474 in fiscal 2016, 2015 and 2014, respectively.

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

Cash and cash equivalents, patronage dividend receivable, income taxes receivable/payable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments. The carrying values of the Company’s notes receivable from Wakefern approximate their fair value as interest is earned at variable market rates. As the Company’s investment in Wakefern can only be sold to Wakefern at amounts that approximate the Company’s cost, it is not practicable to estimate the fair value of such investment.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$18,967	$5,563	$23,050	$6,885	$3,788	$1,141
Conversion of Class B to Class A shares	5,563	—	6,885	—	1,141	—
Effect of share-based compensation on allocated net income	—	(3)	46	(23)	(20)	(11)
Net income allocated, diluted	$24,530	$5,560	$29,981	$6,862	$4,909	$1,130

Denominator:
Weighted average shares outstanding, basic	9,567	4,319	9,459	4,353	9,258	4,374
Conversion of Class B to Class A shares	4,319	—	4,353	—	4,374	—
Dilutive effect of share-based compensation	—	—	48	—	62	—
Weighted average shares outstanding, diluted	13,886	4,319	13,860	4,353	13,694	4,374

Net income per share is as follows:

	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Basic	$1.98	$1.29	$2.44	$1.58	$0.41	$0.26
Diluted	$1.77	$1.29	$2.16	$1.58	$0.36	$0.26

Outstanding stock options to purchase Class A shares of 226, 224 and 540 were excluded from the calculation of diluted net income per share at July 30, 2016, July 25, 2015 and July 26, 2014, respectively, as a result of their anti-dilutive effect. In addition, 250, 271 and 288 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 30, 2016, July 25, 2015 and July 26, 2014, respectively, due to their anti-dilutive effect.

Share-based compensation

All share-based payments to employees are recognized in the financial statements as compensation costs based on the fair market value on the date of the grant.

Benefit plans

The Company recognizes the funded status of its Company sponsored retirement plans on the consolidated balance sheet. Actuarial gains or losses, curtailments, prior service costs or credits, and transition obligations not previously recognized are recorded as a component of Accumulated Other Comprehensive Loss. The Company uses July 31 as the measurement date for these plans.

The Company also contributes to several multi-employer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees.  Pension expense for these plans is recognized as contributions are made.

Recently Adopted Accounting Standards

Effective April 24, 2016, the Company early adopted the Financial Accounting Standards Board ("FASB") ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Current deferred tax liabilities of $2,013 have been reclassified from accounts payable and accrued expenses to other assets in the consolidated balance sheet as of July 25, 2015 to conform with the ASU.

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." This guidance requires lessees to recognize lease liabilities and a right-of-use asset for all leases with terms of more than 12 months on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with earlier adoption permitted. ASU 2016-02 requires a modified retrospective approach for all leases existing at or entered into after the date of initial adoption. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 30, 2016	July 25, 2015
Land and buildings	$104,451	$103,437
Store fixtures and equipment	234,094	222,429
Leasehold improvements	100,076	94,241
Leased property under capital leases	25,211	25,211
Construction in progress	215	1,404
Vehicles	3,225	2,968

Total property, equipment and fixtures	467,272	449,690
Accumulated depreciation	(258,356)	(236,672)
Accumulated amortization of property under capital leases	(7,446)	(6,424)

Property, equipment and fixtures, net	$201,470	$206,594

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 13.2% of the outstanding shares of Wakefern at July 30, 2016. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2016, 2015 and 2014. The Company also has an investment of approximately 8.1% in Insure-Rite, Ltd., a Wakefern affiliated company, that provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 30, 2016, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $718. Installment payments are due as follows:  2016 -$341; 2017 - $285; 2018 - $92 and none thereafter. The maximum per store investment, which is currently $900, increased by $25 in both fiscal 2016 and 2015, resulting in additional investments of $717 and $738, respectively. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $30,559, $27,557 and $26,438 in fiscal 2016, 2015 and 2014, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $33,526, $33,306 and $32,808 from Wakefern in fiscal 2016, 2015 and 2014, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

At July 30, 2016, the Company had $42,735 in notes receivable due from Wakefern. Half of these notes earn interest at the prime rate plus .25% and mature on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 30, 2016, the Company had demand deposits invested at Wakefern in the amount of $63,609. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $2,506, $2,399 and $2,622 in fiscal 2016, 2015 and 2014, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.   This loan agreement expires on December 31, 2017.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 30, 2016 or July 25, 2015 under this facility.

The revolving loan agreement provides for up to $3,000 of letters of credit ($129 outstanding at July 30, 2016), which secure obligations for construction performance guarantees to municipalities.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 30, 2016, the Company was in compliance with all covenants of the revolving loan agreement.

NOTE 5 — INCOME TAXES

The components of the provision for income taxes are:

	2016	2015	2014
Federal:
Current	$13,150	$2,424	$10,808
Deferred	183	13,954	(6,938)

State:
Current	4,215	(6,490)	21,043
Deferred	(253)	887	(1,110)

	$17,295	$10,775	$23,803

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 30, 2016	July 25, 2015
Deferred tax assets:
Leasing activities	$7,922	$7,882
Federal benefit of uncertain tax positions	282	230
Compensation related costs	4,209	3,696
Pension costs	11,097	13,333
Other	704	734

Total deferred tax assets	24,214	25,875

Deferred tax liabilities:
Tax over book depreciation	17,114	16,559
Patronage dividend receivable	5,270	5,193
Investment in partnerships	1,476	1,418
Other	171	172

Total deferred tax liabilities	24,031	23,342

Net deferred tax asset (liability)	$183	$2,533

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 30, 2016 and July 25, 2015:

	2016	2015
Other assets	1,576	2,533
Other liabilities	(1,393)	—

Effective April 24, 2016, the Company early adopted FASB ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Current deferred tax liabilities of $2,013 have been reclassified from accounts payable and accrued expenses to other assets in the consolidated balance sheet for the period ended July 25, 2015 to conform with the ASU.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 30, 2016 and July 25, 2015.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.9%	6.1%	6.4%
Unrecognized tax benefits, interest and penalties on prior year tax positions	—%	(17.6)%	34.9%
Current year interest and penalties on unrecognized tax benefits	0.2%	2.0%	5.4%
Other	(0.3)%	0.5%	0.8%

Effective income tax rate	40.8%	26.0%	82.5%

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
The Division is currently auditing tax years 2011 through 2014 for all applicable entities and tax years 2000 through 2014 related to the February 2015 settlement agreement. The Company is open to examination by the remaining relevant tax authorities with varying statutes of limitations, generally ranging from three to four years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2016	2015
Balance at beginning of year	$514	$27,846
Additions based on tax positions related to the current year	117	76
Reductions based on tax positions related to prior periods	—	(546)
Cash paid on settlements	—	(26,862)

Balance at end of year	$631	$514

Unrecognized tax benefits at July 30, 2016 and July 25, 2015 include tax positions of $541 and $334 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

Although the outcome and timing are uncertain, the Company anticipates that the balance of gross unrecognized tax benefits will reverse during the next twelve months.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized expense (benefit) of $39, $(9,811) and $10,287 in fiscal 2016, 2015 and 2014, respectively, related to interest and penalties on income taxes. The amount of accrued interest and penalties included in the consolidated balance sheet was $192 and $158 at July 30, 2016 and July 25, 2015, respectively.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased 23 stores at July 30, 2016, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 30, 2016:

	Capital and financing leases	Operating leases
2017	$4,875	$10,763
2018	4,959	10,383
2019	5,001	8,552
2020	5,173	7,197
2021	5,240	5,871
Thereafter	59,596	38,711
Minimum lease payments	84,844	$81,477
Less amount representing interest	41,146

Present value of minimum lease payments	43,698

Less current portion	514
	$43,184

The following schedule shows the composition of total rental expense for the following years:

	2016	2015	2014
Minimum rentals	$11,585	$11,090	$11,308
Contingent rentals	929	893	872

	$12,514	$11,983	$12,180

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  The Company has paid $918, $982 and $710 of these costs in fiscal 2016, 2015 and 2014, respectively, with a remaining liability of $871 in Accounts payable and accrued expenses as of July 30, 2016.

On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The Company recorded a $929 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the old Union store. The Company has paid $266, $531 and $132 of these costs in fiscal 2016, 2015 and 2014, respectively, with no remaining liability as of July 30, 2016.

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $642, $640 and $640 in fiscal years 2016, 2015 and 2014, respectively. This lease expires in fiscal 2021 with options to extend at increasing annual rent.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,400, $1,300 and $1,008 in fiscal 2016, 2015 and 2014, respectively.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,316, $1,296 and $1,296 in fiscal 2016, 2015 and 2014, respectively. Both leases contain normal periodic rent increases and options to extend the lease.

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

During fiscal 2015 the Company’s Board of Directors authorized a share repurchase program of up to $5,000 of its Class A Common Stock.  Repurchases may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company made open market purchases totaling $978 under this repurchase program in fiscal 2016.

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,195, $3,169 and $3,229 in fiscal 2016, 2015 and 2014, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,131, $1,134 and $1,148 in fiscal 2016, 2015 and 2014, respectively.

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

On December 17, 2010, the shareholders of the Company approved the Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company's stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date. Restricted stock awards primarily cliff vest three years from the date of grant. There are 385 shares remaining for future grants under the 2010 Plan.

The following table summarizes option activity under all plans for the following years:

	2016		2015		2014
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	473	$27.75	591	$26.41	380	$24.91
Granted	7	26.79	4	24.51	224	28.83
Exercised	(30)	27.08	(111)	21.41	(9)	23.23
Forfeited	(26)	27.99	(11)	18.83	(4)	27.51

Outstanding at end of year	424	$27.77	473	$27.75	591	$26.41

Options exercisable at end of year	203	$26.76	248	$26.80	365	$24.89

As of July 30, 2016, the weighted-average remaining contractual term of options outstanding and options exercisable was 5.7 years and 3.5 years, respectively. As of July 30, 2016, the aggregate intrinsic value of options outstanding and options exercisable was $1,654 and $1,002, respectively. The weighted-average grant date fair value of options granted was $4.79 and $4.32 per share in fiscal 2016 and 2015, respectively. The total intrinsic value of options exercised was $70, $1,090 and $113 in fiscal 2016, 2015 and 2014, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

	2016	2015
Expected life (years)	5.0	5.0
Expected volatility	31.1%	29.8%
Expected dividend yield	3.8%	4.1%
Risk-free interest rate	1.5%	1.5%

The following table summarizes restricted stock activity under the 2004 and 2010 Plans for fiscal 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	271	$28.78	288	$28.83	299	$27.60
Granted	2	28.55	3	23.77	288	28.83
Vested	(19)	28.83	(20)	28.83	(299)	27.60
Forfeited	(4)	28.83	—	—	—	—

Nonvested at end of year	250	$28.77	271	$28.78	288	$28.83

The total fair value of restricted shares vested during fiscal 2016, 2015 and 2014 was $549, $576 and $8,663, respectively.

As of July 30, 2016, there was $2,134 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Cash received from option exercises under all share-based compensation arrangements was $813, $2,392 and $217 in fiscal 2016, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $29, $424 and $46 in fiscal 2016, 2015 and 2014, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2016	2015	2014
Per share:
Class A common stock	$1.000	$1.000	$1.000
Class B common stock	0.650	0.650	0.650

Aggregate:
Class A common stock	$9,827	$9,749	$9,598
Class B common stock	2,807	2,828	2,834

	$12,634	$12,577	$12,432

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

On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers nonunion employees and pharmacists, to freeze all benefits effective March 31, 2016. As a result of this amendment, the Company recognized a pre-tax curtailment gain totaling $17,904 in accumulated other comprehensive loss during fiscal 2016.

Net periodic pension cost for the four plans include the following components:

	2016	2015	2014
Service cost	$3,099	$3,642	$2,926
Interest cost on projected benefit obligation	3,031	3,055	2,775
Expected return on plan assets	(3,645)	(3,719)	(3,194)
Gain on settlement	—	(239)	—
Amortization of gains and losses	1,504	1,295	804
Net periodic pension cost	$3,989	$4,034	$3,311

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2016	2015
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$83,961	$77,090
Service cost	3,099	3,642
Interest cost	3,031	3,055
Benefits paid	(3,440)	(3,769)
Curtailment	(17,904)	—
Settlement	—	(3,033)
Actuarial loss	11,274	6,976
Benefit obligation at end of year	$80,021	$83,961

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$51,729	$50,129
Actual return on plan assets	1,468	2,279
Employer contributions	3,524	6,203
Benefits paid	(3,440)	(3,769)
Settlements paid	—	(3,113)
Fair value of plan assets at end of year	53,281	51,729

Funded status at end of year	$(26,740)	$(32,232)

Amounts recognized in the consolidated balance sheets:
Pension liabilities	(26,740)	(32,232)
Accumulated other comprehensive loss, net of income taxes	13,339	16,874

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$22,502	$28,459

The Company expects approximately $1,511 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2017.

The accumulated benefit obligations of the four plans were $80,021 and $66,809 at July 30, 2016 and July 25, 2015, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2016	2015
Projected benefit obligation	$80,021	$83,961
Accumulated benefit obligation	80,021	66,809
Fair value of plan assets	53,281	51,729

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2016	2015	2014
Assumed discount rate — net periodic pension cost	4.02%	3.95%	4.43%
Assumed discount rate — benefit obligation	3.08%	4.02%	3.95%
Assumed rate of increase in compensation levels	4 - 4.5%	4 - 4.5%	4 - 4.5%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

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

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made both directly and through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $770 and $651 at July 30, 2016 and July 25, 2015, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 30, 2016			July 25, 2015
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$1,173	$—	$1,173	$718	$—	$718

Equity securities:
Company stock	770	—	770	651	—	651
U.S large cap (1)	18,416	—	18,416	18,368	—	18,368
U.S. small/mid cap (2)	6,591	—	6,591	6,602	—	6,602
International (3)	6,752	—	6,752	6,431	—	6,431
Emerging markets (4)	1,219	—	1,219	1,193	—	1,193

Fixed income securities:
U.S treasuries (5)	10,560	—	10,560	9,911	—	9,911
Mortgage-backed (5)	—	1,918	1,918	—	2,014	2,014
Corporate bonds (5)	3,054	2,140	5,194	2,810	2,370	5,180
International (6)	688	—	688	661	—	661

Total	$49,223	$4,058	$53,281	$47,345	$4,384	$51,729

(1)	Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.

(2)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.

(3)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.

(4)	Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.

(5)	Includes directly owned securities, mutual funds and exchange traded funds.

(6)	Consists of exchange traded funds which invest in non-U.S. bonds in emerging markets.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2017	$2,820
2018	2,386
2019	2,928
2020	2,941
2021	14,958
2022 - 2026	17,903

The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2017.

Multi-Employer Plans

The Company contributes to three multi-employer pension plans under collective bargaining agreements covering union-represented employees.  These plans provide benefits to participants that are generally based on a fixed amount for each year of service.  Based on the most recent information available, certain of these multi-employer plans are underfunded. The amount of any increase or decrease in Village’s required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.

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

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2015 and 2014 is for the plan’s year-end at December 31, 2015 and December 31, 2014, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)				Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2015	2014		July 30, 2016	July 25, 2015	July 26, 2014	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$679	$665	$615	N/A	October 2020
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,510	3,501	3,273	No	October 2018
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	1,275	1,235	1,225	No	December 2017
Total Contributions					$5,464	$5,401	$5,113

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2015 and December 31, 2014.

(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2014 and December 31, 2013.

(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2015 and September 30, 2014.

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

(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 30, 2016, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $27,965, $26,932 and $25,531 in fiscal 2016, 2015 and 2014, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $641, $392 and $393 in fiscal 2016, 2015 and 2014, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $836, $817 and $813 in fiscal 2016, 2015 and 2014, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable. Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in fiscal 2016. Any further proceeds recovered will be recognized as they are received. As of July 30, 2016, Village has collected $3,583.

Approximately 92% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between June 2015 and October 2020.  Approximately 13% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 30, 2016 and July 25, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended July 30, 2016, July 25, 2015 and July 26, 2014. We also have audited Village Super Market, Inc.’s internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Village Super Market, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 30, 2016 and July 25, 2015, and the results of their operations and their cash flows for the years ended July 30, 2016, July 25, 2015 and July 26, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Village Super Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Short Hills, New Jersey
October 12, 2016

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 30, 2016.

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
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2016, in connection with its Annual Meeting scheduled to be held on December 16, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2016, in connection with its Annual Meeting scheduled to be held on December 16, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 30, 2016.  All data relates to the Village Super Market, Inc. 2004 Stock Plan and 2010 Stock Plan as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	424,192	$27.77	385,291

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2016, in connection with its annual meeting scheduled to be held on December 16, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2016, in connection with its annual meeting scheduled to be held on December 16, 2016.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 1, 2016, in connection with its annual meeting scheduled to be held on December 16, 2016.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets –July 30, 2016 and July 25, 2015
Consolidated Statements of Operations - years ended July 30, 2016, July 25, 2015 and July 26, 2014
Consolidated Statements of Comprehensive Income - years ended July 30, 2016, July 25, 2015 and July 26, 2014
Consolidated Statements of Shareholders' Equity – years ended July 30, 2016, July 25, 2015 and July 26, 2014
Consolidated Statements of Cash Flows - years ended July 30, 2016, July 25, 2015 and July 26, 2014
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

Date: October 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 12, 2016	October 12, 2016

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 12, 2016	October 12, 2016

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 12, 2016	October 12, 2016

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 12, 2016	October 12, 2016

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 12, 2016	October 12, 2016

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Director	John L. Van Orden, Chief Financial Officer
October 12, 2016	October 12, 2016

/s/ Luigi Perri
Luigi Perri, Controller (Principal Accounting Officer)
October 12, 2016