Form 10-Q
period 2016-10-29
VILLAGE SUPER MARKET INC
filed 2016-12-07
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 29, 2016

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 7, 2016

Class A Common Stock, No Par Value	9,851,625 Shares
Class B Common Stock, No Par Value	4,319,256 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 29, 2016	July 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$65,858	$88,379
Merchandise inventories	43,235	42,011
Patronage dividend receivable	17,821	13,185
Notes receivable from Wakefern	21,463	—
Income taxes receivable	6,207	—
Other current assets	17,550	16,259
Total current assets	172,134	159,834

Property, equipment and fixtures, net	202,332	201,470
Notes receivable from Wakefern	21,731	42,735
Investment in Wakefern	27,093	26,467
Goodwill	12,057	12,057
Other assets	7,900	7,691

Total assets	$443,247	$450,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$527	$514
Notes payable to Wakefern	935	341
Accounts payable to Wakefern	56,133	59,186
Accounts payable and accrued expenses	17,458	17,240
Accrued wages and benefits	15,042	16,313
Income taxes payable	122	5,702
Total current liabilities	90,217	99,296
Long-term Debt
Capital and financing lease obligations	43,048	43,184
Notes payable to Wakefern	316	377
Total long-term debt	43,364	43,561

Pension liabilities	26,493	26,740
Other liabilities	8,999	8,922

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,190 shares at October 29, 2016 and July 30, 2016	56,209	55,196
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at October 29, 2016 and July 30, 2016	701	701
Retained earnings	235,122	234,175
Accumulated other comprehensive loss	(13,072)	(13,339)
Less treasury stock, Class A, at cost: 338 shares at October 29, 2016 and 353 shares at July 30, 2016	(4,786)	(4,998)
Total shareholders’ equity	274,174	271,735

Total liabilities and shareholders’ equity	$443,247	$450,254

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended
	October 29, 2016	October 24, 2015
Sales	$389,692	$389,529

Cost of sales	285,044	284,042

Gross profit	104,648	105,487

Operating and administrative expense	91,131	91,338

Depreciation and amortization	6,063	5,958

Operating income	7,454	8,191

Interest expense	(1,117)	(1,128)

Interest income	688	563

Income before income taxes	7,025	7,626

Income taxes	2,916	3,196

Net income	$4,109	$4,430

Net income per share:
Class A common stock:
Basic	$0.32	$0.35
Diluted	$0.29	$0.31

Class B common stock:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended
	October 29, 2016	October 24, 2015
Net income	$4,109	$4,430

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	267	284

Comprehensive income	$4,376	$4,714

(1)
Amounts are net of tax of $111 and $198 for the 13 weeks ended October 29, 2016 and October 24, 2015, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	October 29, 2016	October 24, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,109	$4,430
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,063	5,958
Non-cash share-based compensation	797	740
Deferred taxes	(26)	(1,017)
Provision to value inventories at LIFO	—	100

Changes in assets and liabilities:
Merchandise inventories	(1,224)	(1,159)
Patronage dividend receivable	(4,636)	(4,553)
Accounts payable to Wakefern	(3,053)	(68)
Accounts payable and accrued expenses	(118)	7
Accrued wages and benefits	(1,271)	(1,930)
Income taxes payable/receivable	(11,787)	4,112
Other assets and liabilities	(1,171)	(1,205)
Net cash (used in) provided by operating activities	(12,317)	5,415

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,795)	(5,328)
Proceeds from the sale of assets	—	900
Investment in notes receivable from Wakefern	(459)	—
Net cash used in investing activities	(7,254)	(4,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	396	—
Excess tax benefit related to share-based compensation	32	—
Principal payments of long-term debt	(216)	(223)
Dividends	(3,162)	(3,164)
Treasury stock purchases	—	(490)
Net cash used in financing activities	(2,950)	(3,877)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,521)	(2,890)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,379	59,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,858	$56,150

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,117	$1,128
Income taxes	$14,700	$100

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$626	$717

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 29, 2016 and the consolidated statements of operations, comprehensive income and cash flows for the 13 week periods ended October 29, 2016 and October 24, 2015 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2016 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended October 29, 2016 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both October 29, 2016 and July 30, 2016, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,522 higher than reported at both October 29, 2016 and July 30, 2016.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 29, 2016
	Class A	Class B
Numerator:
Net income allocated, basic	$3,116	$912
Conversion of Class B to Class A shares	912	—
Effect of share-based compensation on allocated net income	2	(1)
Net income allocated, diluted	$4,030	$911

Denominator:
Weighted average shares outstanding, basic	9,592	4,319
Conversion of Class B to Class A shares	4,319	—
Dilutive effect of share-based compensation	49	—
Weighted average shares outstanding, diluted	13,960	4,319

	13 Weeks Ended
	October 24, 2015
	Class A	Class B
Numerator:
Net income allocated, basic	$3,353	$983
Conversion of Class B to Class A shares	983	—
Effect of share-based compensation on allocated net income	3	—
Net income allocated, diluted	$4,339	$983

Denominator:
Weighted average shares outstanding, basic	9,577	4,319
Conversion of Class B to Class A shares	4,319	—
Dilutive effect of share-based compensation	5	—
Weighted average shares outstanding, diluted	13,901	4,319

Outstanding stock options to purchase Class A shares of 5 and 394 were excluded from the calculation of diluted net income per share at October 29, 2016 and October 24, 2015, respectively, as a result of their anti-dilutive effect. In addition, 250 and 269 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 29, 2016 and October 24, 2015, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended
	October 29, 2016	October 24, 2015
Service cost	$139	$1,104
Interest cost on projected benefit obligations	604	827
Expected return on plan assets	(973)	(940)
Amortization of net losses	378	482
Net periodic pension cost	$148	$1,473

On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers nonunion employees and pharmacists, to freeze all benefits effective March 31, 2016. As a result of this amendment, the Company recognized a pre-tax curtailment gain totaling $17,904 in accumulated other comprehensive loss during fiscal 2016.

As of October 29, 2016, the Company has not made contributions to its pension plans in fiscal 2017.  The Company expects to contribute approximately $3,000 during fiscal 2017 to fund its pension plans.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 13 weeks of fiscal 2017 except for an additional required investment in Wakefern common stock of $626.

Included in cash and cash equivalents at October 29, 2016 and July 30, 2016 are $42,000 and $63,609, respectively, of demand deposits invested at Wakefern at overnight money market rates.

6. COMMITMENTS and CONTINGENCIES

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

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, superior customer service, and a broad range of consistently available quality products (including ShopRite private labeled products). The ShopRite Price Plus card also strengthens customer loyalty.

The Company’s stores, six of which are owned, average 59,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.

Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept featuring a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 29, 2016	October 24, 2015
Sales	100.00%	100.00%
Cost of sales	73.15	72.92
Gross profit	26.85	27.08
Operating and administrative expense	23.39	23.45
Depreciation and amortization	1.55	1.52
Operating income	1.91	2.11
Interest expense	(0.29)	(0.29)
Interest income	0.18	0.14
Income before taxes	1.80	1.96
Income taxes	0.75	0.82
Net income	1.05%	1.14%

Sales.  Sales were $389,692 in the first quarter of fiscal 2017 compared to $389,529 in the first quarter of the prior year.  Same store sales were flat. Same store sales increased due to the closing of four competitor stores and continued sales growth in the expanded or replaced stores in Stirling and Greater Morristown. These increases were offset by reduced sales due to seven new competitor store openings, including stores formerly operated by A&P, and deflation in the meat and dairy departments. The Company expects same store sales in fiscal 2017 to range from a 0.5% decrease to a 1.5% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .23% in the first quarter of fiscal 2017 compared to the first quarter of the prior year primarily due to decreased departmental gross margin percentages (.13%) and increased promotional spending (.08%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .06% in the first quarter of fiscal 2017 compared to the first quarter of the prior year due primarily to decreased non-union pension expense (.34%) partially offset by higher payroll (.27%). Payroll costs increased due to investments in service departments at the newly remodeled Chester store and reduced operating leverage on flat same store sales.

Depreciation and Amortization.  Depreciation and amortization expense increased slightly in the first quarter of fiscal 2017 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the first quarter of fiscal 2017 was flat compared to the corresponding period of the prior year.

Interest Income.  Interest income increased in the first quarter of fiscal 2017 compared to the corresponding period of the prior year due to higher amounts invested in demand deposits at Wakefern.

Income Taxes.  The effective income tax rate was 41.5% in the first quarter of fiscal 2017 compared to 41.9% in the first quarter of the prior year.  The effective income tax rate decreased slightly due to an increase in estimated work opportunity tax credits.

Net Income.  Net income was $4,109 in the first quarter of fiscal 2017 compared to $4,430 in the first quarter of the prior year. Net income decreased 7% in the first quarter of fiscal 2017 compared to the prior year due primarily to flat same store sales and a lower gross profit percentage partially offset by lower operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.  As of October 29, 2016, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $12,317 in the 13-week period of fiscal 2017 compared to net cash provided by operating activities of $5,415 in the corresponding period of the prior year.  Net cash used in operating activities was primarily due to changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO. Working capital changes increased cash used in operating activities in fiscal 2017 by $23,260 and decreased net cash provided by operating activities by $4,796 in fiscal 2016. The larger impact of working capital changes in fiscal 2017 is due primarily to changes in income taxes receivable/payable due to the timing of estimated tax payments.

During the 13-week period of fiscal 2017, Village used cash to fund capital expenditures of $6,795, dividends of $3,162 and invested an additional $459 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with one major remodel and several smaller remodels of other existing stores. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

Village has budgeted approximately $25,000 for capital expenditures in fiscal 2017.  Planned expenditures include the beginning of construction of a new store in the Bronx, New York, one major remodel, several smaller remodels and certain energy efficient lighting projects. The Company’s primary sources of liquidity in fiscal 2017 are expected to be cash and cash equivalents on hand at October 29, 2016 and operating cash flow generated in fiscal 2017.

At October 29, 2016, the Company had $43,194 in notes receivable due from Wakefern. Of these notes, $21,463 earn interest at the prime rate plus .25% and mature on August 15, 2017 and $21,731 earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Working capital was $81,917 at October 29, 2016 compared to $60,538 at July 30, 2016. Working capital ratios at the same dates were 1.91 and 1.61 to 1, respectively.  The increase in working capital in fiscal 2017 compared to fiscal 2016 is due primarily to $21,463 in notes receivable from Wakefern that have been reclassified to current assets as they are due on August 15, 2017. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. This loan agreement expires on December 31, 2018. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at October 29, 2016 or July 30, 2016 under this facility.

There have been no substantial changes as of October 29, 2016 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.

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

•We expect same store sales to range from a 0.5% decrease to an increase of 1.5% in fiscal 2017.

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

•	We expect our effective income tax rate in fiscal 2017 to be in the range of 41.0% - 42.0%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and other fringe benefit costs.

•
We expect approximately $600 of net periodic pension costs in fiscal 2017 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2017.

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

RELATED PARTY TRANSACTIONS

See note 5 to the unaudited consolidated financial statements for information on related party transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 29, 2016, the Company had demand deposits of $42,000 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 29, 2016, the Company had $43,194 in notes receivable due from Wakefern. Of these notes, $21,463 earn interest at the prime rate plus .25% and mature on August 15, 2017 and $21,731 earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated December 7, 2016

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: December 7, 2016	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: December 7, 2016	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)