Form 10-Q
period 2017-01-28
VILLAGE SUPER MARKET INC
filed 2017-03-09
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 28, 2017

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 8, 2017

Class A Common Stock, No Par Value	9,867,157 Shares
Class B Common Stock, No Par Value	4,319,256 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	January 28, 2017	July 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$83,107	$88,379
Merchandise inventories	43,431	42,011
Patronage dividend receivable	5,278	13,185
Notes receivable from Wakefern	21,668	—
Income taxes receivable	6,705	—
Other current assets	18,784	16,259
Total current assets	178,973	159,834

Property, equipment and fixtures, net	202,104	201,470
Notes receivable from Wakefern	21,994	42,735
Investment in Wakefern	27,093	26,467
Goodwill	12,057	12,057
Other assets	7,761	7,691

Total assets	$449,982	$450,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$567	$514
Notes payable to Wakefern	292	341
Accounts payable to Wakefern	60,187	59,186
Accounts payable and accrued expenses	15,633	17,240
Accrued wages and benefits	15,649	16,313
Income taxes payable	905	5,702
Total current liabilities	93,233	99,296
Long-term Debt
Capital and financing lease obligations	42,880	43,184
Notes payable to Wakefern	260	377
Total long-term debt	43,140	43,561

Pension liabilities	25,656	26,740
Other liabilities	9,205	8,922

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,186 shares at January 28, 2017 and 10,190 shares at July 30, 2016	57,129	55,196
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,319 shares at January 28, 2017 and July 30, 2016	701	701
Retained earnings	237,946	234,175
Accumulated other comprehensive loss	(12,476)	(13,339)
Less treasury stock, Class A, at cost: 318 shares at January 28, 2017 and 353 shares at July 30, 2016	(4,552)	(4,998)
Total shareholders’ equity	278,748	271,735

Total liabilities and shareholders’ equity	$449,982	$450,254

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Sales	$412,215	$420,170	$801,907	$809,699

Cost of sales	300,977	307,444	586,021	591,487

Gross profit	111,238	112,726	215,886	218,212

Operating and administrative expense	94,393	95,243	185,524	186,581

Depreciation and amortization	6,233	6,060	12,296	12,018

Operating income	10,612	11,423	18,066	19,613

Interest expense	(1,114)	(1,125)	(2,230)	(2,252)

Interest income	648	565	1,335	1,128

Income before income taxes	10,146	10,863	17,171	18,489

Income taxes	4,154	4,579	7,070	7,775

Net income	$5,992	$6,284	$10,101	$10,714

Net income per share:
Class A common stock:
Basic	$0.47	$0.50	$0.80	$0.85
Diluted	$0.42	$0.44	$0.71	$0.76

Class B common stock:
Basic	$0.31	$0.32	$0.52	$0.55
Diluted	$0.31	$0.32	$0.52	$0.55

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Net income	$5,992	$6,284	$10,101	$10,714

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	224	284	491	568
Pension remeasurement, net of tax (2)	372	—	372	—

Comprehensive income	$6,588	$6,568	$10,964	$11,282

(1)
Amounts are net of tax of $154 and $198 for the 13 weeks ended January 28, 2017 and January 23, 2016, respectively. and $264 and $396 for the 26 weeks ended January 28, 2017 and January 23, 2016, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amount is net of tax of $257.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 28, 2017	January 23, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,101	$10,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,296	12,018
Non-cash share-based compensation	1,484	1,537
Deferred taxes	(90)	(415)
Provision to value inventories at LIFO	—	200

Changes in assets and liabilities:
Merchandise inventories	(1,420)	2,193
Patronage dividend receivable	7,907	7,850
Accounts payable to Wakefern	1,001	4,190
Accounts payable and accrued expenses	(1,712)	(122)
Accrued wages and benefits	(664)	(777)
Income taxes payable/receivable	(11,502)	2,097
Other assets and liabilities	(2,255)	(744)
Net cash provided by operating activities	15,146	38,741

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,013)	(10,558)
Proceeds from the sale of assets	—	900
Investment in notes receivable from Wakefern	(927)	(422)
Net cash used in investing activities	(13,940)	(10,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	812	51
Excess tax benefit related to share-based compensation	83	—
Principal payments of long-term debt	(1,043)	(1,166)
Dividends	(6,330)	(6,328)
Treasury stock purchases	—	(490)
Net cash used in financing activities	(6,478)	(7,933)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,272)	20,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,379	59,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,107	$79,768

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,230	$2,252
Income taxes	$18,559	$6,092

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 28, 2017 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 week periods ended January 28, 2017 and January 23, 2016 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2016 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 28, 2017 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both January 28, 2017 and July 30, 2016, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,522 higher than reported at both January 28, 2017 and July 30, 2016.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017		January 28, 2017
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,548	$1,327	$7,664	$2,239
Conversion of Class B to Class A shares	1,327	—	2,239	—
Effect of share-based compensation on allocated net income	6	(3)	8	(3)
Net income allocated, diluted	$5,881	$1,324	$9,911	$2,236

Denominator:
Weighted average shares outstanding, basic	9,613	4,319	9,603	4,319
Conversion of Class B to Class A shares	4,319	—	4,319	—
Dilutive effect of share-based compensation	52	—	50	—
Weighted average shares outstanding, diluted	13,984	4,319	13,972	4,319

	13 Weeks Ended		26 Weeks Ended
	January 23, 2016		January 23, 2016
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,755	$1,395	$8,108	$2,379
Conversion of Class B to Class A shares	1,395	—	2,379	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$6,150	$1,395	$10,487	$2,379

Denominator:
Weighted average shares outstanding, basic	9,561	4,319	9,569	4,319
Conversion of Class B to Class A shares	4,319	—	4,319	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	13,880	4,319	13,888	4,319

Outstanding stock options to purchase Class A shares of 52 and 477 were excluded from the calculation of diluted net income per share at January 28, 2017 and January 23, 2016, respectively, as a result of their anti-dilutive effect. In addition, 246 and 269 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 28, 2017 and January 23, 2016, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Service cost	$116	$1,104	$255	$2,208
Interest cost on projected benefit obligations	604	827	1,209	1,654
Expected return on plan assets	(973)	(940)	(1,946)	(1,880)
Amortization of net losses	378	482	755	964
Net periodic pension cost	$125	$1,473	$273	$2,946

On November 29, 2016, the Company amended the Village Super Market Local 72 Retail Clerks Employees’ Retirement Plan, which covers union employees in the Stroudsburg store, to freeze all benefits effective January 31, 2017. As a result of this amendment, the Company recognized a pre-tax remeasurement gain totaling $629 in accumulated other comprehensive loss during the second quarter of fiscal 2017. The remeasurement had no impact on the consolidated statements of operations. Assumptions used in the remeasurement include a discount rate of 4.09% and long-term expected rate of return on plan assets of 7.50%.

On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers nonunion employees and pharmacists, to freeze all benefits effective March 31, 2016. As a result of this amendment, the Company recognized a pre-tax curtailment gain totaling $17,904 in accumulated other comprehensive loss during fiscal 2016.

As of January 28, 2017, the Company has not made contributions to its pension plans in fiscal 2017.  The Company expects to contribute approximately $3,000 during fiscal 2017 to fund its pension plans.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 26 weeks of fiscal 2017 except for an additional required investment in Wakefern common stock of $626.

Included in cash and cash equivalents at January 28, 2017 and July 30, 2016 are $58,628 and $63,609, respectively, of demand deposits invested at Wakefern at overnight money market rates.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.01	73.17	73.08	73.05
Gross profit	26.99	26.83	26.92	26.95
Operating and administrative expense	22.90	22.67	23.14	23.04
Depreciation and amortization	1.52	1.43	1.53	1.49
Operating income	2.57	2.73	2.25	2.42
Interest expense	(0.27)	(0.27)	(0.28)	(0.28)
Interest income	0.16	0.13	0.17	0.14
Income before taxes	2.46	2.59	2.14	2.28
Income taxes	1.01	1.09	0.88	0.96
Net income	1.45%	1.50%	1.26%	1.32%

Sales.  Sales were $412,215 in the second quarter of fiscal 2017, a decrease of 1.9% compared the second quarter of the prior year.  Same store sales decreased 1.9% due primarily to four competitor store openings, deflation in the meat, dairy and produce departments and very high sales in the last week of the second quarter of prior year as customers prepared for Winter Storm Jonas. These decreases were offset by increased sales due to three competitor store closings and sales growth in recently remodeled and expanded stores in Stirling and Chester. Excluding the positive impact of Winter Storm Jonas on the last week of the second quarter of fiscal 2016, same store sales decreased .5%. The Company expects same store sales in fiscal 2017 to range from a 1.0% decrease to flat.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Sales were $801,907 in the six-month period of fiscal 2017, a decrease of 1.0% from the six-month period of the prior year. Same store sales decreased 1.0% due primarily to four competitor store openings, deflation in the meat, dairy and produce departments and very high sales in the last week of the second quarter of prior year as customers prepared for Winter Storm Jonas. These decreases were offset by increased sales due to three competitor store closings and sales growth in recently remodeled and expanded stores in Stirling and Chester. Excluding the positive impact of Winter Storm Jonas on the last week of the six month period of fiscal 2016, same store sales decreased .3%.

Gross Profit.  Gross profit as a percentage of sales increased .16% in the second quarter of fiscal 2017 compared to the second quarter of the prior year primarily due to increased departmental gross margin percentages (.35%) partially offset by lower patronage dividends (.12%) and increased promotional spending (.06%). Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2017 (.12%) and fiscal 2016 (.24%).

Gross profit as a percentage of sales decreased .03% in the six-month period of fiscal 2017 compared to the six-month period of the prior year primarily due to increased promotional spending (.07%) and lower patronage dividends (.05%) partially offset by increased departmental gross margin percentages (.11%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .23% in the second quarter of fiscal 2017 compared to the second quarter of the prior year due primarily to higher payroll (.36%) and increased legal and consulting fees (.13%) partially offset by decreased fringe benefit costs (.28%). Payroll costs increased due primarily to reduced operating leverage on lower same store sales and investments in service departments at the newly remodeled Chester store. Fringe benefit costs decreased due primarily to lower non-union pension expense (.32%).

Operating and administrative expense as a percentage of sales increased .10% in the six-month period of fiscal 2017 compared to the six-month period of the prior year primarily due to higher payroll (.32%) and increased legal and consulting fees (.05%) partially offset by decreased fringe benefit costs (.27%). Payroll costs increased due primarily to reduced operating leverage on lower same store sales and investments in service departments at the newly remodeled Chester store. Fringe benefit costs decreased due primarily to lower non-union pension expense (.32%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2017 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the second quarter and six-month period of fiscal 2017 was flat compared to the corresponding periods of the prior year.

Interest Income.  Interest income increased in the second quarter and six-month period of fiscal 2017 compared to the corresponding periods of the prior year due to higher amounts invested in demand deposits at Wakefern.

Income Taxes.  The effective income tax rate was 40.9% in the second quarter of fiscal 2017 compared to 42.2% in the second quarter of the prior year.  The effective income tax rate was 41.2% in the six-month period of fiscal 2017 compared to 42.1% in the six-month period of the prior year.  The effective income tax rate decreased in both the second quarter and six-month period of fiscal 2017 due primarily to an increase in estimated work opportunity tax credits.

Net Income.  Net income was $5,992 in the second quarter of fiscal 2017 compared to $6,284 in the second quarter of the prior year. Net income decreased 5% in the second quarter of fiscal 2017 compared to the prior year due primarily to lower same store sales and higher operating and administrative expenses.

Net income was $10,101 in the six-month period of fiscal 2017 compared to $10,714 in the six-month period of the prior year. Net income decreased 6% in the six-month period of fiscal 2017 compared to the prior year due primarily to lower same store sales and higher operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.  As of January 28, 2017, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15,146 in the 26-week period of fiscal 2017 compared to net cash provided by operating activities of $38,741 in the corresponding period of the prior year.  The decrease in net cash provided by operating activities was primarily due to changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO. Working capital changes decreased cash provided by operating activities in fiscal 2017 by $6,390 and increased net cash provided by operating activities by $15,431 in fiscal 2016. Working capital changes decreased cash provided by operating activities in the six-month period of fiscal 2017 due primarily to changes in income taxes receivable/payable as a result of the timing of estimated tax payments. Working capital increased cash provided by operating activities in the six-month period of fiscal 2016 due primarily to the timing of payables and lower inventories as a result of higher sales during the last week of the second quarter of fiscal 2016 as customers prepared for Winter Storm Jonas.

During the 26-week period of fiscal 2017, Village used cash to fund capital expenditures of $13,013, dividends of $6,330 and invested an additional $927 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with one major remodel, several smaller remodels of other existing stores and certain energy efficient lighting projects. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

Village has budgeted approximately $25,000 for capital expenditures in fiscal 2017.  Planned expenditures include the beginning of construction of a new store in the Bronx, New York, one major remodel, several smaller remodels and certain energy efficient lighting projects. The Company’s primary sources of liquidity in fiscal 2017 are expected to be cash and cash equivalents on hand at January 28, 2017 and operating cash flow generated in fiscal 2017.

At January 28, 2017, the Company had $43,662 in notes receivable due from Wakefern. Of these notes, $21,668 earn interest at the prime rate plus .25% and mature on August 15, 2017 and $21,994 earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Working capital was $85,740 at January 28, 2017 compared to $60,538 at July 30, 2016. Working capital ratios at the same dates were 1.92 and 1.61 to 1, respectively.  The increase in working capital in fiscal 2017 compared to fiscal 2016 is due primarily to $21,668 in notes receivable from Wakefern that have been reclassified to current assets as they are due on August 15, 2017. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. This loan agreement expires on December 31, 2018. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at January 28, 2017 or July 30, 2016 under this facility.

There have been no substantial changes as of January 28, 2017 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.

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

•We expect same store sales to range from a 1.0% decrease to flat in fiscal 2017.

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

•
We expect approximately $435 of net periodic pension costs in fiscal 2017 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2017.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 28, 2017, the Company had demand deposits of $58,628 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 28, 2017, the Company had $43,662 in notes receivable due from Wakefern. Of these notes, $21,668 earn interest at the prime rate plus .25% and mature on August 15, 2017 and $21,994 earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated March 8, 2017

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: March 9, 2017	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: March 9, 2017	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)