Form 10-Q
period 2017-04-29
VILLAGE SUPER MARKET INC
filed 2017-06-07
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 29, 2017

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 7, 2017

Class A Common Stock, No Par Value	10,113,612 Shares
Class B Common Stock, No Par Value	4,303,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	April 29, 2017	July 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$80,552	$88,379
Merchandise inventories	42,805	42,011
Patronage dividend receivable	8,975	13,185
Notes receivable from Wakefern	21,884	—
Income taxes receivable	3,426	—
Other current assets	15,223	16,259
Total current assets	172,865	159,834

Property, equipment and fixtures, net	202,998	201,470
Notes receivable from Wakefern	22,267	42,735
Investment in Wakefern	27,093	26,467
Goodwill	12,057	12,057
Other assets	7,741	7,691

Total assets	$445,021	$450,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$609	$514
Notes payable to Wakefern	292	341
Accounts payable to Wakefern	53,257	59,186
Accounts payable and accrued expenses	16,513	17,240
Accrued wages and benefits	16,103	16,313
Income taxes payable	893	5,702
Total current liabilities	87,667	99,296
Long-term Debt
Capital and financing lease obligations	42,708	43,184
Notes payable to Wakefern	187	377
Total long-term debt	42,895	43,561

Pension liabilities	25,351	26,740
Other liabilities	10,515	8,922

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,563 shares at April 29, 2017 and 10,190 shares at July 30, 2016	56,995	55,196
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at April 29, 2017 and 4,319 shares at July 30, 2016	701	701
Retained earnings	240,730	234,175
Accumulated other comprehensive loss	(12,276)	(13,339)
Less treasury stock, Class A, at cost: 430 shares at April 29, 2017 and 353 shares at July 30, 2016	(7,557)	(4,998)
Total shareholders’ equity	278,593	271,735

Total liabilities and shareholders’ equity	$445,021	$450,254

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Sales	$391,984	$387,905	$1,193,891	$1,197,603

Cost of sales	283,648	281,167	869,668	872,653

Gross profit	108,336	106,738	324,223	324,950

Operating and administrative expense	91,536	90,851	277,060	277,432

Depreciation and amortization	6,062	5,822	18,358	17,840

Operating income	10,738	10,065	28,805	29,678

Interest expense	(1,111)	(1,122)	(3,343)	(3,375)

Interest income	726	659	2,063	1,788

Income before income taxes	10,353	9,602	27,525	28,091

Income taxes	4,338	3,720	11,408	11,495

Net income	$6,015	$5,882	$16,117	$16,596

Net income per share:
Class A common stock:
Basic	$0.47	$0.47	$1.27	$1.31
Diluted	$0.42	$0.42	$1.13	$1.17

Class B common stock:
Basic	$0.30	$0.30	$0.82	$0.85
Diluted	$0.30	$0.30	$0.82	$0.85

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Net income	$6,015	$5,882	$16,117	$16,596

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	200	236	691	804
Pension remeasurement, net of tax (2)	—	(4,394)	372	(4,394)
Pension curtailment gain, net of tax (3)	—	11,118	—	11,118

Comprehensive income	$6,215	$12,842	$17,180	$24,124

(1)
Amounts are net of tax of $147 and $163 for the 13 weeks ended April 29, 2017 and April 23, 2016, respectively, and $411 and $559 for the 39 weeks ended April 29, 2017 and April 23, 2016, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amounts are net of tax of $3,034 for the 13 weeks ended April 23, 2016, and $257 and $3,034 for the 39 weeks ended April 29, 2017 and April 23, 2016, respectively.

(3)	Amount is net of tax of $7,678.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 29, 2017	April 23, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,117	$16,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,358	17,840
Non-cash share-based compensation	2,280	2,335
Deferred taxes	1,207	(907)
Provision to value inventories at LIFO	100	300

Changes in assets and liabilities:
Merchandise inventories	(894)	2,304
Patronage dividend receivable	4,210	4,104
Accounts payable to Wakefern	(5,929)	(2,743)
Accounts payable and accrued expenses	(1,038)	(1,537)
Accrued wages and benefits	(210)	539
Income taxes payable/receivable	(9,165)	4,355
Other assets and liabilities	1,226	3,495
Net cash provided by operating activities	26,262	46,681

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,755)	(13,784)
Proceeds from the sale of assets	—	900
Investment in notes receivable from Wakefern	(1,416)	(866)
Net cash used in investing activities	(21,171)	(13,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	812	51
Excess tax benefit related to share-based compensation	83	—
Principal payments of long-term debt	(1,246)	(1,390)
Dividends	(9,562)	(9,476)
Treasury stock purchases	(3,005)	(978)
Net cash used in financing activities	(12,918)	(11,793)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,827)	21,138

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,379	59,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,552	$80,178

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,343	$3,375
Income taxes	$19,285	$8,047

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 29, 2017 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 week periods ended April 29, 2017 and April 23, 2016 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2016 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 29, 2017 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both April 29, 2017 and July 30, 2016, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,622 and $14,522 higher than reported at April 29, 2017 and July 30, 2016, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 29, 2017		April 29, 2017
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,550	$1,312	$12,214	$3,551
Conversion of Class B to Class A shares	1,312	—	3,551	—
Effect of share-based compensation on allocated net income	—	—	15	(4)
Net income allocated, diluted	$5,862	$1,312	$15,780	$3,547

Denominator:
Weighted average shares outstanding, basic	9,696	4,316	9,634	4,318
Conversion of Class B to Class A shares	4,316	—	4,318	—
Dilutive effect of share-based compensation	—	—	36	—
Weighted average shares outstanding, diluted	14,012	4,316	13,988	4,318

	13 Weeks Ended		39 Weeks Ended
	April 23, 2016		April 23, 2016
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,455	$1,308	$12,563	$3,686
Conversion of Class B to Class A shares	1,308	—	3,686	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$5,763	$1,308	$16,249	$3,686

Denominator:
Weighted average shares outstanding, basic	9,559	4,319	9,566	4,319
Conversion of Class B to Class A shares	4,319	—	4,319	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	13,878	4,319	13,885	4,319

Outstanding stock options to purchase Class A shares of 207 and 466 were excluded from the calculation of diluted net income per share at April 29, 2017 and April 23, 2016, respectively, as a result of their anti-dilutive effect. In addition, 362 and 250 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 29, 2017 and April 23, 2016, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Service cost	$61	$774	$316	$2,982
Interest cost on projected benefit obligations	607	770	1,817	2,424
Expected return on plan assets	(973)	(927)	(2,920)	(2,807)
Amortization of net losses	347	399	1,102	1,363
Net periodic pension cost	$42	$1,016	$315	$3,962

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

As of April 29, 2017, the Company has not made contributions to its pension plans in fiscal 2017.  The Company expects to contribute approximately $3,000 during fiscal 2017 to fund its pension plans.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 39 weeks of fiscal 2017 except for an additional required investment in Wakefern common stock of $626.

Included in cash and cash equivalents at April 29, 2017 and July 30, 2016 are $55,209 and $63,609, respectively, of demand deposits invested at Wakefern at overnight money market rates.

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

Village also has on-site registered dieticians in fifteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program.  We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.36	72.48	72.84	72.87
Gross profit	27.64	27.52	27.16	27.13
Operating and administrative expense	23.35	23.42	23.21	23.17
Depreciation and amortization	1.56	1.49	1.54	1.50
Operating income	2.73	2.61	2.41	2.48
Interest expense	(0.28)	(0.29)	(0.28)	(0.28)
Interest income	0.19	0.17	0.17	0.15
Income before taxes	2.64	2.49	2.30	2.35
Income taxes	1.11	0.96	0.96	0.96
Net income	1.53%	1.53%	1.34%	1.39%

Sales.  Sales were $391,984 in the third quarter of fiscal 2017, an increase of 1.1% compared to the third quarter of the prior year.  Same store sales increased 1.1% due primarily to three competitor store closings, sales growth in recently remodeled and expanded stores in Stirling and Chester and low sales in the first week of the third quarter of fiscal 2016 due to Winter Storm Jonas. These increases were partially offset by four competitor store openings and deflation, particularly in the meat, produce and dairy departments. Excluding the negative impact of Winter Storm Jonas on the first week of the third quarter of fiscal 2016, same store sales increased .4%. The Company expects same store sales in fiscal 2017 to range from a 1.0% decrease to flat.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Sales were $1,193,891 in the nine-month period of fiscal 2017, a decrease of .3% from the nine-month period of the prior year. Same store sales decreased .3% due primarily to four competitor store openings and deflation, particularly in the meat, produce and dairy departments. These decreases were offset by increased sales due to three competitor store closings and sales growth in recently remodeled and expanded stores in Stirling and Chester.

Gross Profit.  Gross profit as a percentage of sales increased .12% in the third quarter of fiscal 2017 compared to the third quarter of the prior year primarily due to a favorable change in product mix (.07%), increased departmental gross margin percentages (.04%) and decreased promotional spending (.04%).

Gross profit as a percentage of sales increased .03% in the nine-month period of fiscal 2017 compared to the nine-month period of the prior year primarily due to increased departmental gross margin percentages (.09%) partially offset by lower patronage dividends (.04%) and increased promotional spending (.03%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .07% in the third quarter of fiscal 2017 compared to the third quarter of the prior year. The third quarter of fiscal 2017 includes a non-recurring credit received related to multi-employer health and welfare benefits (.20%). The third quarter of fiscal 2016 includes a gain for Superstorm Sandy insurance proceeds received (.24%). Excluding these items from both periods, operating and administrative expense as a percentage of sales decreased .11% compared to the third quarter of the prior year due primarily to decreased fringe benefit costs (.36%) partially offset by increased payroll (.27%). Fringe benefit costs decreased due primarily to lower non-union pension expense (.25%) and lower healthcare costs (.19%). Payroll costs increased due primarily to reduced operating leverage as a result of low same store sales growth and investments in service departments, including the newly remodeled Chester store.

Operating and administrative expense as a percentage of sales increased .04% in the nine-month period of fiscal 2017 compared to the nine-month period of the prior year. The nine-month period of fiscal 2017 includes a non-recurring credit received related to multi-employer health and welfare benefits (.07%). The nine-month period of fiscal 2016 includes a gain for Superstorm

Sandy insurance proceeds received (.08%). Excluding these items from both periods, operating and administrative expense as a percentage of sales increased .03% compared to the nine-month period of the prior year primarily due to higher payroll (.30%) partially offset by decreased fringe benefit costs (.29%). Payroll costs increased due primarily to reduced operating leverage as a result of lower same store sales and investments in service departments, including the newly remodeled Chester store. Fringe benefit costs decreased due primarily to lower non-union pension expense (.30%) and lower healthcare costs (.08%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2017 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the third quarter and nine-month period of fiscal 2017 was flat compared to the corresponding periods of the prior year.

Interest Income.  Interest income increased in the third quarter and nine-month period of fiscal 2017 compared to the corresponding periods of the prior year due to higher amounts invested in demand deposits at Wakefern.

Income Taxes.  The effective income tax rate was 41.9% in the third quarter of fiscal 2017 compared to 38.7% in the third quarter of the prior year.  The effective income tax rate was 41.4% in the nine-month period of fiscal 2017 compared to 40.9% in the nine-month period of the prior year.  The effective income tax rate was impacted in the third quarter and nine-month period of the prior year by favorable return to provision adjustments primarily related to Work Opportunity Tax Credits.

Net Income.  Net income was $6,015 in the third quarter of fiscal 2017 compared to $5,882 in the third quarter of the prior year. The third quarter of fiscal 2017 includes a $465 (net of tax) non-recurring credit received related to multi-employer health and welfare benefits. The third quarter of fiscal 2016 includes a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy. Excluding these items from both periods, net income increased 4% in the third quarter of fiscal 2017 compared to the prior year due primarily to a higher gross profit percentage, lower operating and administrative expense and lower sales in the first week of the third quarter of fiscal 2016 due to the impact of Winter Storm Jonas.

Net income was $16,117 in the nine-month period of fiscal 2017 compared to $16,596 in the nine-month period of the prior year. The nine-month period of fiscal 2017 includes a $465 (net of tax) non-recurring credit received related to multi-employer health and welfare benefits. The nine-month period of fiscal 2016 includes a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy. Excluding these items from both periods, net income decreased 2% in the nine-month period of fiscal 2017 compared to the prior year due primarily to the .3% decrease in same store sales.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  accounting for pension plans, and accounting for uncertain tax positions, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.  As of April 29, 2017, there have been no changes to any of the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $26,262 in the nine-month period of fiscal 2017 compared to net cash provided by operating activities of $46,681 in the corresponding period of the prior year.  The decrease in net cash provided by operating activities was primarily due to changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO. Working capital changes decreased cash provided by operating activities in fiscal 2017 by $11,800 and increased net cash provided by operating activities by $10,517 in fiscal 2016. Working capital changes decreased cash provided by operating activities in the nine-month period of fiscal 2017 as compared to the prior year due primarily to changes in income taxes receivable/payable as a result of the timing of estimated tax payments and changes in inventories.

During the nine-month period of fiscal 2017, Village used cash to fund capital expenditures of $19,755, dividends of $9,562 and invested an additional $1,416 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with one major remodel, several smaller remodels of other existing stores and certain energy efficient lighting projects. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

Village has budgeted approximately $25,000 for capital expenditures in fiscal 2017.  Planned expenditures include the beginning of construction of a new store in the Bronx, New York, one major remodel, several smaller remodels and certain energy efficient lighting projects. The Company’s primary sources of liquidity in fiscal 2017 are expected to be cash and cash equivalents on hand at April 29, 2017 and operating cash flow generated in fiscal 2017.

At April 29, 2017, the Company had $44,151 in notes receivable due from Wakefern. Of these notes, $21,884 earn interest at the prime rate plus .25% and mature on August 15, 2017 and $22,267 earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Working capital was $85,198 at April 29, 2017 compared to $60,538 at July 30, 2016. Working capital ratios at the same dates were 1.97 and 1.61 to 1, respectively.  The increase in working capital in fiscal 2017 compared to fiscal 2016 is due primarily to $21,884 in notes receivable from Wakefern that have been reclassified to current assets as they are due on August 15, 2017. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. This loan agreement expires on December 31, 2018. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at April 29, 2017 or July 30, 2016 under this facility.

There have been no substantial changes as of April 29, 2017 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.

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

•
We expect approximately $400 of net periodic pension costs in fiscal 2017 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2017.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 29, 2017, the Company had demand deposits of $55,209 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 29, 2017, the Company had $44,151 in notes receivable due from Wakefern. Of these notes, $21,884 earn interest at the prime rate plus .25% and mature on August 15, 2017 and $22,267 earn interest at the prime rate plus 1.25% and mature on February 15, 2019. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2017 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2017 to February 25, 2017	—	—	—	$4,022,500
February 26, 2017 to March 25, 2017	100,714	$27.00	18,500	$3,525,212
March 26, 2017 to April 29, 2017	10,974	$26.02	10,974	$3,239,669
Total	111,688	$26.91	29,474	$3,239,669

(1)	The reported periods conform to our fiscal calendar.
(2)     Includes (i) shares repurchased under a $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on June 12, 2015 and (ii) 82,214 shares were surrendered to the Company to cover employee related taxes withheld on vested restricted stock. Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release dated June 7, 2017

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: June 7, 2017	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: June 7, 2017	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)