Form 10-K
period 2017-07-29
VILLAGE SUPER MARKET INC
filed 2017-10-12
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 29, 2017

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $211.8 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.7 million based upon the closing price of the Class A shares on the NASDAQ on January 28, 2017, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 12, 2017

Class A common stock, no par value	10,078,689 Shares
Class B common stock, no par value	4,303,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2017 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 15, 2017 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

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

Village competes by using low pricing, providing a superior customer experience and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus preferred customer program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.

During fiscal 2017, sales per store were $55,330 and sales per average square foot of selling space were $1,186.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.

Below is a summary of the range of store sizes at July 29, 2017:

Total Square Feet	Number of Stores

Greater than 60,000	15
50,001 to 60,000	7
40,000 to 50,000	5
Less than 40,000	2
Total	29

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include a Village Food Garden, featuring a restaurant style kitchen and a wide variety of store prepared specialty foods for both take-home and in-store dining.

Village also has on-site registered dieticians in seventeen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program.  Expanded services such as a culinary classroom, fitness studio and a learning and childcare center have been incorporated into certain new and expanded stores.

We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2017	2016	2015
Groceries	36.3%	36.1%	36.4%
Dairy and Frozen	16.8	17.0	17.3
Produce	12.1	12.1	11.7
Meats	10.0	10.2	10.6
Non-Foods	8.4	8.4	8.2
Deli and Prepared Food	7.0	6.8	6.7
Pharmacy	4.5	4.5	4.2
Seafood	2.4	2.4	2.4
Bakery	2.1	2.1	2.1
Liquor	0.4	0.4	0.4
	100%	100%	100%

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

Village has budgeted $50 million for capital expenditures for fiscal 2018.  Planned expenditures include the construction of a new store in the Bronx, New York, a replacement store, two major remodels, several smaller remodels and various technology upgrade projects.

In fiscal 2017, Village completed a substantial portion of the remodel of the Chester, New Jersey store, several smaller remodels and energy efficient lighting projects in multiple stores.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.9% of Wakefern’s outstanding stock as of July 29, 2017.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 345 supermarkets and other retail formats, including 96 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 11.5% of sales in fiscal 2017.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2017, 2016 and 2015.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite or The Fresh Grocer supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $27,093 at July 29, 2017.  The total amount of debt outstanding from all capital pledges to Wakefern is $406 at July 29, 2017.  The maximum per store capital contribution increased from $900 to $925 in fiscal 2017, resulting in an additional $626 capital pledge, which was paid in fiscal 2017.

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

LABOR

As of July 29, 2017, the Company employed approximately 6,552 persons with approximately 74% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between July 2017 and July 2021.  Approximately 6% of our associates are represented by unions whose contracts have expired or will expire within one year.  Most of the Company’s competitors are similarly unionized.

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

COMPETITION

For the disclosure related to our competition, see Item 1A under the heading “Competitive Environment.”

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

ITEM 1A.   RISK FACTORS

COMPETITIVE ENVIRONMENT

The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Some of the Company's principal competitors include Acme, Aldi, Amazon, BJs, Costco, Foodtown, Giant, Kings, Safeway, Stop & Shop, Target, Wal-Mart, Wegmans, Weis and Whole Foods. Competition with these outlets is based on price, store location, convenience, promotion, product assortment, quality and service.  Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

GEOGRAPHIC CONCENTRATION AND MARKET CONDITIONS

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

LABOR RELATIONS

Approximately 91% of the Company’s employees are covered by collective bargaining agreements with unions. Contracts with the Company’s seven unions have expiration dates between July 2017 and July 2021.  Approximately 6% of our associates are represented by unions whose contracts have expired or will expire within one year.  In future negotiations with labor unions, we expect that rising health care and pension costs, among other issues, will continue to be important topics for negotiation.  Upon the expiration of our collective bargaining agreements, work stoppages by the affected workers could occur if we are unable to negotiate acceptable contracts with labor unions.  This could significantly disrupt our operations or have an adverse impact on our financial results.  Further, if we are unable to control health care and pension costs provided for in collective bargaining agreements, we may experience increased operating costs and an adverse impact on our results of operations.

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

MULTI-EMPLOYER PENSION PLANS

The Company is required to make contributions to multi-employer pension plans in amounts established under collective bargaining agreements.  Pension expense for these plans is recognized as contributions are funded.  Benefits generally are based on a fixed amount for each year of service.   Based on the most recent information available to us, certain of these multi-employer plans are underfunded.  As a result, we expect that contributions to these plans may increase.  Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements.  Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules.  The failure of an employer to fund these obligations can impact remaining employers.   The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors. See Note 8 to the Consolidated Financial Statements for more information relating to our participation in multi-employer pension plans.

INSURANCE

The Company uses a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, director and officers’ liability, and certain employee health care benefits. Any projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and insolvency of insurance carriers could all affect our financial condition, results of operations, or cash flows.

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

Any breach of these security measures and loss of confidential information, which could be undetected for a period of time, could damage our reputation with customers, vendors and associates, cause Wakefern and Village to incur significant costs to protect any customers, vendors and associates whose personal data was compromised, cause us to make changes to our information systems and could result in government enforcement actions and litigation against Wakefern and Village from outside parties.  Any such breach could have a material adverse impact on our operations, consolidated financial condition, results of operations, and liquidity if the related costs to Wakefern and Village are not covered by or are in excess of carried insurance policies.  In addition, a security breach could require Wakefern and Village to devote significant management resources to address problems created by the security breach and restore our reputation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 29, 2017, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining 23 supermarkets (containing 1,305,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining seven are freestanding stores.  In October 2015, the Company sold the land and building of a closed store in Washington, New Jersey for $900.

The annual rent, including capitalized leases and closed stores, for all of the Company's leased facilities for the year ended July 29, 2017 was approximately $17,484.

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
Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued its opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to Operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable. Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in fiscal 2016. Any further proceeds recovered will be recognized as they are received. As of July 29, 2017, Village has collected $3,583.

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

2017	High	Low
4th Quarter	$27.05	$23.96
3rd Quarter	31.03	25.98
2nd Quarter	36.39	29.90
1st Quarter	32.84	30.02
2016	High	Low
4th Quarter	$31.64	$24.40
3rd Quarter	26.51	23.54
2nd Quarter	27.45	23.43
1st Quarter	29.36	23.61

As of October 1, 2017, there were approximately 790 holders of Class A common stock.

During fiscal 2017, Village paid cash dividends of $12,788.  Dividends in fiscal 2017 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2016, Village paid cash dividends of $12,634.  Dividends in fiscal 2016 consist of $1.00 per Class A common share and $.65 per Class B common share.

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Class A stock against the cumulative total return of the S&P 500 Composite Stock Index and the NASDAQ Retail Trade index for the Company’s last five fiscal years. The comparison assumes $100 was invested on July 31, 2012, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested.

*$100 invested on July 31, 2012 Assumes dividends are reinvested Fiscal years ending July 31

	Jul-12	Jul-13	Jul-14	Jul-15	Jul-16	Jul-17
Village Super Market, Inc.	$100	$110	$73	$92	$106	$85
S&P 500	$100	$125	$146	$163	$172	$199
NASDAQ Retail Trade	$100	$129	$136	$195	$219	$254

The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2017 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2017 to May 27, 2017	9,752	$25.76	9,752	$2,988,514
May 28, 2017 to June 24, 2017	18,524	$24.77	18,524	$2,529,590
June 25, 2017 to July 29, 2017	15,289	$23.96	15,289	$2,163,277
Total	43,565	$24.71	43,565	$2,163,277

(1)	The reported periods conform to our fiscal calendar.
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

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2016 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 29, 2017		July 30, 2016		July 25, 2015		July 26, 2014		July 27, 2013
Sales	$1,604,574		$1,634,904		$1,583,789		$1,518,636		$1,476,457
Net income	22,921	(1)	25,044	(2)	30,620	(3)	5,045	(4)	25,784	(5)
Net income as a % of sales	1.43%		1.53%		1.93%		0.33%		1.75%
Net income per share:
Class A common stock:
Basic	$1.80		$1.98		$2.44		$0.41		$2.18
Diluted	1.60		1.77		2.16		0.36		1.85
Class B common stock:
Basic	1.16		1.29		1.58		0.26		1.36
Diluted	1.16		1.29		1.58		0.26		1.36
Cash dividends per share:
Class A	1.000		1.000		1.000		1.000		2.000
Class B	0.650		0.650		0.650		0.650		1.300

At year-end
Total assets	$455,225		$450,254		$431,889		$457,412		$427,412
Long-term debt	42,646		43,561		44,425		45,242		42,738
Working capital	85,279		60,538		41,760		16,782		94,299
Shareholders’ equity	286,820		271,735		252,767		233,136		244,560
Book value per share	19.93		19.20		17.84		16.59		17.66

Other data
Same store sales trend (6)	0.0%		1.4%		2.1%		0.2%		2.9%
Total square feet	1,717,000		1,717,000		1,717,000		1,700,000		1,644,000
Average total sq. ft. per store	59,000		59,000		59,000		59,000		57,000
Selling square feet	1,353,000		1,353,000		1,353,000		1,339,000		1,295,000
Sales per average square foot of selling space	$1,186		$1,208		$1,177		$1,153		$1,140
Number of stores	29		29		29		29		29
Sales per average number of stores	$55,330		$56,376		$54,613		$52,367		$50,912
Capital expenditures and acquisitions	27,726		19,971		23,517		50,322		21,888

(1) Includes a $465 (net of tax) non-recurring credit received related to multi-employer health and welfare benefits.
(2) Includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy.
(3) Includes a charge to write-off insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store and a tax benefit of $6,452 related to settlement of the New Jersey tax dispute, net of interest and penalties accrued prior to settlement.
(4) Includes a $10,052 charge related to tax positions taken in prior years due to an unfavorable ruling by the New Jersey Tax Court, a higher tax rate due to $1,557 of accrued interest and penalties related to the New Jersey tax dispute, a charge for future lease obligations due to the closure of the Morris Plains and Union stores of $2,551 (net of tax) and pre-opening costs for the replacement stores in greater Morristown and Union of $1,141 (net of tax).
(5) Includes income from a partnership distribution of $840 (net of tax), income from the national credit card lawsuit of $693 (net of tax) and a charge for the settlement of a landlord dispute of $376 (net of tax).
(6) The change in same store sales in fiscal 2017 and 2016 excludes the impact of the 53rd week in fiscal 2016.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Fiscal Year
2017
Sales	$389,692	$412,215	$391,984	$410,683	$1,604,574
Gross profit	104,648	111,238	108,336	112,489	436,711
Net income	4,109	5,992	6,015	6,805	22,921
Net income per share:
Class A common stock:
Basic	0.32	0.47	0.47	0.53	1.80
Diluted	0.29	0.42	0.42	0.47	1.60
Class B common stock:
Basic	0.21	0.31	0.30	0.34	1.16
Diluted	0.21	0.31	0.30	0.34	1.16

2016
Sales	$389,529	$420,170	$387,905	$437,300	$1,634,904
Gross profit	105,487	112,726	106,738	120,079	445,030
Net income	4,430	6,284	5,882	8,448	25,044
Net income per share:
Class A common stock:
Basic	0.35	0.50	0.47	0.67	1.98
Diluted	0.31	0.44	0.42	0.60	1.77
Class B common stock:
Basic	0.23	0.32	0.30	0.43	1.29
Diluted	0.23	0.32	0.30	0.43	1.29

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

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, providing a superior customer experience and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus preferred customer program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.

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

Village also has on-site registered dieticians in seventeen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program.  We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

 The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2017 and 2015 contain 52 weeks. Fiscal 2016 contains 53 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 29, 2017	July 30, 2016	July 25, 2015
Sales	100.00%	100.00%	100.00%
Cost of sales	72.78%	72.78%	72.65%
Gross profit	27.22%	27.22%	27.35%
Operating and administrative expense	23.15%	23.04%	23.13%
Depreciation and amortization	1.53%	1.47%	1.47%
Operating income	2.54%	2.71%	2.75%
Interest expense	(0.28)%	(0.27)%	(0.29)%
Interest income	0.18%	0.15%	0.15%
Income before income taxes	2.44%	2.59%	2.61%
Income taxes	1.01%	1.06%	0.68%
Net income	1.43%	1.53%	1.93%

SALES

Sales were $1,604,574 in fiscal 2017, a decrease of $30,330, or 1.9% from fiscal 2016. Sales decreased due primarily to fiscal 2016 containing 53 weeks. Same store sales, excluding the impact of the 53rd week in fiscal 2016, were flat. Same store sales increased due primarily to three competitor store closings and sales growth in recently remodeled and expanded stores in Stirling and Chester. These increases were offset primarily by four competitor store openings and deflation, particularly in the meat, produce and dairy departments. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Sales were $1,634,904 in fiscal 2016, an increase of $51,115, or 3.2% from fiscal 2015. Sales increased $29,233, or 1.8%, due to fiscal 2016 containing 53 weeks. Same store sales, excluding the impact of the 53rd week, increased 1.4%. Same store sales increased due to the closing of two competitor stores and continued sales growth in the expanded or replaced stores in Stirling, Greater Morristown and Union. These increases were partially offset by six new competitor store openings, including stores formerly operated by A&P.

GROSS PROFIT

Gross profit as a percentage of sales was flat in fiscal 2017 compared to fiscal 2016. Increased departmental gross margin percentages (.09%) and more favorable product mix (.02%) were offset by decreased patronage dividends (.07%) and higher promotional spending (.04%).

Gross profit as a percentage of sales decreased .13% in fiscal 2016 compared to fiscal 2015 primarily due to decreased departmental gross margin percentages (.21%) and increased warehouse assessment charges from Wakefern (.04%). These decreases were partially offset by lower promotional spending (.07%), improved mix (.02%) and higher patronage dividends (.02%).

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased .11% in fiscal 2017 compared to fiscal 2016. Fiscal 2017 includes a non-recurring credit received related to multi-employer health and welfare benefits (.05%) and fiscal 2016 includes a gain for Superstorm Sandy insurance proceeds received (.06%). Excluding these items from both periods, operating and administrative expense as a percentage of sales increased .10% compared to fiscal 2016 primarily due to higher payroll (.30%) partially offset by decreased fringe benefit costs (.11%). Payroll costs increased due primarily to reduced operating leverage as a result of flat same store sales and investments in service departments, including the newly remodeled Chester store. Fringe benefit costs decreased due primarily to lower non-union pension expense (.15%) and lower healthcare costs (.08%).

Operating and administrative expense as a percentage of sales decreased .09% in fiscal 2016 compared to fiscal 2015. As described in note 9 to the consolidated financial statements, fiscal 2015 includes a charge to write-off all remaining Superstorm Sandy insurance receivables (.14%) and fiscal 2016 includes a gain related to recovery of a portion of those receivables (.06%). Excluding these items from both periods, Operating and administrative expense as a percentage of sales increased .11% due primarily to higher claim costs in our self-insured medical plan (.11%) and legal and consulting fees (.13%). These increases were partially offset by lower workers compensation costs (.14%).

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $24,482, $24,101 and $23,330 in fiscal 2017, 2016 and 2015, respectively. Depreciation and amortization expense increased in fiscal 2017 and 2016 compared to the prior years due to depreciation related to capital expenditures.

INTEREST EXPENSE

Interest expense was $4,452, $4,495 and $4,535, in fiscal 2017, 2016 and 2015, respectively. Interest expense was flat in fiscal 2017 compared to fiscal 2016 and fiscal 2015.

INTEREST INCOME

Interest income was $2,841, $2,506 and $2,399 in fiscal 2017, 2016 and 2015, respectively. Interest income increased in both fiscal 2017 and 2016 compared to fiscal 2015 due primarily to higher interest rates earned on variable rate investments and higher amounts invested.

INCOME TAXES

The Company’s effective income tax rate was 41.4%, 40.8% and 26.0% in fiscal 2017, 2016 and 2015, respectively.

Income taxes in fiscal 2015 include a tax benefit of $6,452 related to the settlement with the New Jersey Division of Taxation, net of $841 of interest and penalties accrued prior to settlement. Excluding these items, the effective income tax rate was 41.6% in fiscal 2015. The effective income tax rate in fiscal 2016 was lower than both fiscal 2017 and 2015 due primarily to increased Work Opportunity Tax Credits.

The dispute and related settlement with the New Jersey Division of Taxation is described in Note 5 to the Consolidated Financial Statements.

NET INCOME

Net income was $22,921 in fiscal 2017 compared to $25,044 in fiscal 2016.  Fiscal 2017 includes a $465 (net of tax) non-recurring credit received related to multi-employer health and welfare benefits. Fiscal 2016 includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy. Excluding these items from both periods, net income decreased 7% in fiscal 2017 compared to fiscal 2016 due primarily to flat same store sales and increased operating expenses.

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

IMPAIRMENT

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future net cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups, which include long-term leases, to their carrying value.

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 29, 2017. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $12,655 and $13,185 at July 29, 2017 and July 30, 2016, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 29, 2017 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.60% at July 29, 2017 compared to 3.08% at July 30, 2016. Changes in the discount rate and the mortality table utilized decreased the projected benefit obligation by approximately $7,567 at July 29, 2017. Village evaluated the expected long-term rate of return on plan assets of 7.5% and the expected increase in compensation costs of 4 to 4.5% and concluded no changes in these assumptions were necessary in estimating pension plan obligations and expense.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$9,503	$(11,951)	$605	$(737)
Expected return on assets	+ / - 1.0%	$—	—	$547	$(550)

Village contributed $3,000 and $3,524 in fiscal 2017 and 2016, respectively, to these Company-sponsored pension plans. Village expects to contribute $3,500 in fiscal 2018 to these plans. Substantially all contributions in 2017 and 2016 are voluntary contributions.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the Consolidated Financial Statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $46,153 in fiscal 2017 compared to $64,101 in fiscal 2016 and $17,468 in fiscal 2015. Net cash provided by operating activities was generated primarily by changes in working capital and net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO.

The decrease in non-cash items in fiscal 2017 and 2016, compared to fiscal 2015, was primarily due to the impact on deferred taxes in fiscal 2015 resulting from the $33,000 settlement with the New Jersey Division of Taxation.

Working capital changes increased (decreased) net cash provided by operating activities by $(6,551), $12,002 and $(54,616) in fiscal 2017, 2016 and 2015, respectively. Working capital changes in income taxes receivable/payable, merchandise inventories, accounts payable to Wakefern and other assets and liabilities decreased cash provided by operating activities in fiscal 2017 compared to fiscal 2016. Working capital changes in income taxes receivable/payable, merchandise inventories, accounts payable to Wakefern and accrued wages and benefits increased cash provided by operating activities in fiscal 2016 compared to fiscal 2015. The decrease in income taxes receivable/payable in fiscal 2015 was due primarily to the $33,000 settlement with the New Jersey Division of Taxation.

During fiscal 2017, Village used cash to fund capital expenditures of $27,726, dividends of $12,788, treasury stock purchases of $4,081 and invested an additional $1,945 in notes receivable from Wakefern. Capital expenditures primarily includes costs associated with the completion of the remodel of the Chester, New Jersey store, several smaller remodels of other existing stores and certain energy efficient lighting projects.

During fiscal 2016, Village used cash to fund capital expenditures of $19,971, dividends of $12,634, treasury stock purchases of $978 and invested an additional $1,314 in notes receivable from Wakefern. Capital expenditures primarily includes costs associated with the completion of the remodel and expansion of the Stirling, New Jersey store, one major remodel and several smaller remodels of other existing stores. In October 2015, Village sold the land and building of a closed store in Washington, New Jersey for $900.

During fiscal 2015, Village used cash to fund capital expenditures of $23,517, dividends of $12,577 and invested an additional $823 in notes receivable from Wakefern. Capital expenditures primarily include costs associated with the major remodel and expansion of the Stirling, New Jersey store and smaller remodels of other existing stores.

LIQUIDITY and DEBT

Working capital was $85,279, $60,538, and $41,760 at July 29, 2017, July 30, 2016 and July 25, 2015, respectively. Working capital ratios at the same dates were 1.89, 1.61, and 1.44 to one, respectively.  The increase in working capital in fiscal 2017 compared to fiscal 2016 is due primarily to $22,118 in notes receivable from Wakefern that have been reclassified to current assets as they are due on August 15, 2017. The increase in working capital in fiscal 2016 compared to fiscal 2015 is due primarily to operating cash flows in excess of capital expenditures and dividends. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted approximately $50,000 for capital expenditures in fiscal 2018.  Planned expenditures include construction of a new store in the Bronx, New York, a replacement store, two major remodels, several smaller remodels and various technology upgrade projects. The Company’s primary sources of liquidity in fiscal 2018 are expected to be cash and cash equivalents on hand at July 29, 2017 and operating cash flow generated in fiscal 2018.

At July 29, 2017, the Company had $44,680 in notes receivable due from Wakefern. Half of these notes earned interest at the prime rate plus .25% and matured on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  The Company invested $22,000 of the proceeds received from the notes that matured on August 15, 2017 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 29, 2017, Village had demand deposits invested at Wakefern in the amount of $60,037. These deposits earn overnight money market rates.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.  This loan agreement expires on December 31, 2018. The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 29, 2017 or July 30, 2016 under this facility.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 29, 2017, the Company was in compliance with all terms and covenants of the revolving loan agreement.

During fiscal 2017, Village paid cash dividends of $12,788.  Dividends in fiscal 2017 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2016, Village paid cash dividends of $12,634.  Dividends in fiscal 2016 consist of $1.00 per Class A common share and $.65 per Class B common share.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The table below presents significant contractual obligations of the Company at July 29, 2017:

	Payments due by fiscal period
	2018	2019	2020	2021	2022	Thereafter	Total
Capital and financing leases (2)	$4,959	$5,001	$5,173	$5,240	$5,240	$54,355	$79,968
Operating leases (2)	11,102	9,131	7,776	6,450	4,997	38,046	77,502
Notes payable to Wakefern	292	114	—	—	—	—	406
	$16,353	$14,246	$12,949	$11,690	$10,237	$92,401	$157,876

(1)	In addition, the Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern (see Note 3 to the Consolidated Financial Statements).

(2)
The above amounts for capital, financing and operating leases include interest, but do not include certain obligations under these leases for other charges. These charges consisted of the following in fiscal 2017: Real estate taxes - $5,050; common area maintenance - $2,038; insurance - $332; and contingent rentals - $668.

(3)
Pension plan funding requirements are excluded from the above table as estimated contribution amounts for future years are uncertain. Future contributions will be determined by, among other factors, actual investment performance of plan assets, interest rates required to be used to calculate pension obligations, and changes in legislation. The Company expects to contribute $3,500 in fiscal 2018 to fund Company-sponsored defined benefit pension plans compared to actual contributions of $3,000 in fiscal 2017. The table also excludes contributions under various multi-employer pension plans, which totaled $5,574 in fiscal 2017.

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

•
We expect same store sales to range from a decrease of 2.0% to flat in fiscal 2018. We expect sales trends to be negatively impacted by several local competitor store openings and continued competitive pressure on retail price inflation.

•
We have budgeted $50,000 for capital expenditures in fiscal 2018.  Planned expenditures include construction of a new store in the Bronx, New York, a replacement store, two major remodels, several smaller remodels and various technology upgrade projects.

•	The Board’s current intention is to continue to pay quarterly dividends in 2018 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2018 to be in the range of 41.0% - 42.0%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and other fringe benefit costs.

•
We expect approximately $100 of net periodic pension costs in fiscal 2018 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,500 in cash to all defined benefit pension plans in fiscal 2018.

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

•
The Company uses a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, property, director and officers’ liability, and certain employee health care benefits. Any projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and insolvency of insurance carriers could all affect our financial condition, results of operations, or cash flows.

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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 29, 2017, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $406. The maximum per store investment, which is currently $925, increased by $25 in both fiscal 2017 and 2016, resulting in additional investments of $626 and $717, respectively. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the Consolidated Financial Statements.

At July 29, 2017, the Company had $44,680 in notes receivable due from Wakefern. Half of these notes earned interest at the prime rate plus .25% and matured on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  The Company invested $22,000 of the proceeds received from the notes that matured on August 15, 2017 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 29, 2017, Village had demand deposits invested at Wakefern in the amount of $60,037. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,316. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688, $642 and $640 in fiscal years 2017, 2016 and 2015, respectively. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of approximately $1,500, $1,400, and $1,300 in fiscal years 2017, 2016 and 2015, respectively.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation or deflation on its operations, it estimates that product prices overall experienced deflation in fiscal 2017 and 2016 compared to slight inflation in 2015. The Company recorded pre-tax LIFO (benefit) expense of $(112), $(171) and $124 in fiscal 2017, 2016 and 2015, respectively. The Company calculates LIFO based on CPI indices published by the Department of Labor, which indicated weighted-average CPI changes of (0.3%), (0.5%), and 0.3%, in fiscal 2017, 2016 and 2015, respectively.

MARKET RISK

At July 29, 2017, the Company had demand deposits of $60,037 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At July 29, 2017, the Company had $44,680 in notes receivable due from Wakefern. Half of these notes earned interest at the prime rate plus .25% and matured on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  The Company invested $22,000 of the proceeds received from the notes that matured on August 15, 2017 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	July 29, 2017	July 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$87,435	$88,379
Merchandise inventories	41,852	42,011
Patronage dividend receivable	12,655	13,185
Notes receivable from Wakefern	22,118	—
Income taxes receivable	1,742	—
Other current assets	15,670	16,259

Total current assets	181,472	159,834

Notes receivable from Wakefern	22,562	42,735
Property, equipment and fixtures, net	204,440	201,470
Investment in Wakefern	27,093	26,467
Goodwill	12,057	12,057
Other assets	7,601	7,691

Total assets	$455,225	$450,254

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$652	$514
Notes payable to Wakefern	292	341
Accounts payable to Wakefern	59,556	59,186
Accounts payable and accrued expenses	17,279	17,240
Accrued wages and benefits	17,810	16,313
Income taxes payable	604	5,702

Total current liabilities	96,193	99,296

Long-term debt
Capital and financing lease obligations	42,532	43,184
Notes payable to Wakefern	114	377

Total long-term debt	42,646	43,561

Pension liabilities	15,194	26,740
Other liabilities	14,372	8,922

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,562 shares at July 29, 2017 and 10,190 shares at July 30, 2016	57,852	55,196
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at July 29, 2017 and 4,319 shares at July 30, 2016	699	701
Retained earnings	244,308	234,175
Accumulated other comprehensive loss	(7,406)	(13,339)
Less treasury stock, Class A, at cost: 477 shares at July 29, 2017 and 353 shares at July 30, 2016	(8,633)	(4,998)

Total shareholders’ equity	286,820	271,735

Total liabilities and shareholders' equity	$455,225	$450,254
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Years ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(52 Weeks)	(53 Weeks)	(52 Weeks)

Sales	$1,604,574	$1,634,904	$1,583,789
Cost of sales	1,167,863	1,189,874	1,150,674

Gross profit	436,711	445,030	433,115

Operating and administrative expense	371,495	376,601	366,254
Depreciation and amortization	24,482	24,101	23,330

Operating income	40,734	44,328	43,531

Interest expense	(4,452)	(4,495)	(4,535)
Interest income	2,841	2,506	2,399

Income before income taxes	39,123	42,339	41,395
Income taxes	16,202	17,295	10,775

Net income	$22,921	$25,044	$30,620

Net income per share:
Class A common stock:
Basic	$1.80	$1.98	$2.44
Diluted	$1.60	$1.77	$2.16

Class B common stock:
Basic	$1.16	$1.29	$1.58
Diluted	$1.16	$1.29	$1.58

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Years ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(52 Weeks)	(53 Weeks)	(52 Weeks)

Net income	$22,921	$25,044	$30,620

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	794	892	768
Pension remeasurement, net of tax (2)	4,568	(7,973)	(4,988)
Pension settlement loss (gain), net of tax (3)	571	—	(189)
Pension curtailment gain, net of tax (4)	—	10,616	—
Total other comprehensive income (loss)	5,933	3,535	(4,409)

Comprehensive income	$28,854	$28,579	$26,211

(1)	Amounts are net of tax of $549, $612 and $527 for 2017, 2016 and 2015, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amounts are net of tax of $3,106, $5,478 and $3,429 for 2017, 2016 and 2015, respectively.

(3)	Amounts are net of tax of $394 and $130 for 2017 and 2015, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(4)	Amount is net of tax of $7,288.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 29, 2017, July 30, 2016 and July 25, 2015
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 26, 2014	10,147	$47,056	4,361	$708	$203,722	$(12,465)	454	$(5,885)	$233,136
Net income	—	—	—	—	30,620	—	—	—	30,620
Other comprehensive loss, net of tax of $3,032	—	—	—	—	—	(4,409)	—	—	(4,409)
Dividends	—	—	—	—	(12,577)	—	—	—	(12,577)
Exercise of stock options	—	950	—	—	—	—	(111)	1,442	2,392
Share-based compensation expense	3	3,169	—	—	—	—	—	—	3,169
Excess tax benefits from exercise of stock options and restricted share vesting	—	436	—	—	—	—	—	—	436
Conversion of Class B shares to Class A shares	42	7	(42)	(7)	—	—	—	—	—
Balance, July 25, 2015	10,192	51,618	4,319	701	221,765	(16,874)	343	(4,443)	252,767
Net income	—	—	—	—	25,044	—	—	—	25,044
Other comprehensive income, net of tax of $2,422	—	—	—	—	—	3,535	—	—	3,535
Dividends	—	—	—	—	(12,634)	—	—	—	(12,634)
Exercise of stock options	—	390	—	—	—	—	(30)	423	813
Treasury stock purchases	—	—	—	—	—	—	40	(978)	(978)
Restricted shares forfeited	(4)	(55)	—	—	—	—	—	—	(55)
Share-based compensation expense	2	3,250	—	—	—	—	—	—	3,250
Net tax deficit from exercise of stock options and restricted share vesting	—	(7)	—	—	—	—	—	—	(7)
Balance, July 30, 2016	10,190	55,196	4,319	701	234,175	(13,339)	353	(4,998)	271,735
Net income	—	—	—	—	22,921	—	—	—	22,921
Other comprehensive income, net of tax of $4,049	—	—	—	—	—	5,933	—	—	5,933
Dividends	—	—	—	—	(12,788)	—	—	—	(12,788)
Exercise of stock options	—	366	—	—	—	—	(31)	446	812
Treasury stock purchases	—	—	—	—	—	—	155	(4,081)	(4,081)
Restricted shares forfeited	(5)	(102)	—	—	—	—	—	—	(102)
Share-based compensation expense	362	3,236	—	—	—	—	—	—	3,236
Net tax deficit from exercise of stock options and restricted share vesting	—	(846)	—	—	—	—	—	—	(846)
Conversion of Class B shares to Class A shares	15	$2	(15)	$(2)	$—	$—	—	$—	$—
Balance, July 29, 2017	10,562	$57,852	4,304	$699	$244,308	$(7,406)	477	$(8,633)	$286,820

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended
	July 29, 2017	July 30, 2016	July 25, 2015
	(52 Weeks)	(53 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,921	$25,044	$30,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,482	24,101	23,330
Non-cash share-based compensation	3,134	3,195	3,169
Deferred taxes	2,279	(70)	14,841
Provision to value inventories at LIFO	(112)	(171)	124

Changes in assets and liabilities:
Merchandise inventories	271	3,932	(1,202)
Patronage dividend receivable	530	(354)	92
Accounts payable to Wakefern	370	849	(5,372)
Accounts payable and accrued expenses	111	(1,389)	1,329
Accrued wages and benefits	1,497	1,196	(3,739)
Income taxes receivable / payable	(7,957)	8,819	(47,539)
Other assets and liabilities	(1,373)	(1,051)	1,815

Net cash provided by operating activities	46,153	64,101	17,468

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,726)	(19,971)	(23,517)
Proceeds from the sale of assets	—	919	—
Investment in notes receivable from Wakefern	(1,945)	(1,314)	(823)

Net cash used in investing activities	(29,671)	(20,366)	(24,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	812	813	2,392
Excess tax benefit related to share-based compensation	83	28	436
Principal payments of long-term debt	(1,452)	(1,625)	(1,691)
Dividends	(12,788)	(12,634)	(12,577)
Treasury stock purchases, including shares surrendered for withholding taxes	(4,081)	(978)	—

Net cash used in financing activities	(17,426)	(14,396)	(11,440)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(944)	29,339	(18,312)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	88,379	59,040	77,352

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,435	$88,379	$59,040

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,452	$4,495	$4,446
Income taxes	21,590	8,518	43,038

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

Certain amounts have been reclassified in the fiscal 2015 consolidated statement of comprehensive income to conform to the fiscal 2017 presentation.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2017 and 2015 contain 52 weeks. Fiscal 2016 contains 53 weeks.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $7,641 and $7,534 at July 29, 2017 and July 30, 2016, respectively. Included in cash and cash equivalents at July 29, 2017 and July 30, 2016 are $60,037 and $63,609, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,410 and $14,522 higher than reported in fiscal 2017 and 2016, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,824, $11,644 and $11,121 in fiscal 2017, 2016 and 2015, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$17,354	$5,025	$18,967	$5,563	$23,050	$6,885
Conversion of Class B to Class A shares	5,025	—	5,563	—	6,885	—
Effect of share-based compensation on allocated net income	25	(4)	—	(3)	46	(23)
Net income allocated, diluted	$22,404	$5,021	$24,530	$5,560	$29,981	$6,862

Denominator:
Weighted average shares outstanding, basic	9,663	4,314	9,567	4,319	9,459	4,353
Conversion of Class B to Class A shares	4,314	—	4,319	—	4,353	—
Dilutive effect of share-based compensation	27	—	—	—	48	—
Weighted average shares outstanding, diluted	14,004	4,314	13,886	4,319	13,860	4,353

Net income per share is as follows:

	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic	$1.80	$1.16	$1.98	$1.29	$2.44	$1.58
Diluted	$1.60	$1.16	$1.77	$1.29	$2.16	$1.58

Outstanding stock options to purchase Class A shares of 376, 226 and 224 were excluded from the calculation of diluted net income per share at July 29, 2017, July 30, 2016 and July 25, 2015, respectively, as a result of their anti-dilutive effect. In addition, 361, 250 and 271 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 29, 2017, July 30, 2016 and July 25, 2015, respectively, due to their anti-dilutive effect.

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

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company expects to adopt the new standard in the first quarter of its fiscal year ending July 27, 2019. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements. The Company does not anticipate it will have a material impact on its recognition of revenue at the point of sale, and is continuing to identify and assess transactions that may be affected by the new standard.
In February 2016, the FASB issued ASU 2016-02, "Leases." This guidance requires lessees to recognize lease liabilities and a right-of-use asset for all leases with terms of more than 12 months on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with earlier adoption permitted. The Company expects to adopt the new standard in the first quarter of its fiscal year ending July 25, 2020. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption. The adoption of ASU 2016-02 will result in a significant increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The guidance changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with earlier adoption permitted. The Company will adopt the new standard in the first quarter of its fiscal year ending July 28, 2018. The Company does not anticipate it will have a material impact on its consolidated financial statements and related disclosures.
NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 29, 2017	July 30, 2016
Land and buildings	$105,211	$104,451
Store fixtures and equipment	253,227	234,094
Leasehold improvements	104,946	100,076
Leased property under capital leases	25,211	25,211
Construction in progress	2,288	215
Vehicles	3,240	3,225

Total property, equipment and fixtures	494,123	467,272
Accumulated depreciation	(281,216)	(258,356)
Accumulated amortization of property under capital leases	(8,467)	(7,446)

Property, equipment and fixtures, net	$204,440	$201,470

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.9% of the outstanding shares of Wakefern at July 29, 2017. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2017, 2016 and 2015. The Company also has an investment of approximately 8.0% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 29, 2017, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $406. Installment payments are due as follows:  2017 -$292; 2018 - $114 and none thereafter. The maximum per store investment, which is currently $925, increased by $25 in both fiscal 2017 and 2016, resulting in additional investments of $626 and $717, respectively. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $30,048, $30,559 and $27,557 in fiscal 2017, 2016 and 2015, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $32,135, $33,526 and $33,306 from Wakefern in fiscal 2017, 2016 and 2015, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

At July 29, 2017, the Company had $44,680 in notes receivable due from Wakefern. Half of these notes earned interest at the prime rate plus .25% and matured on August 15, 2017 and half earn interest at the prime rate plus 1.25% and mature on February 15, 2019.  The Company invested $22,000 of the proceeds received from the notes that matured on August 15, 2017 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 29, 2017, the Company had demand deposits invested at Wakefern in the amount of $60,037. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $2,841, $2,506 and $2,399 in fiscal 2017, 2016 and 2015, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.   This loan agreement expires on December 31, 2018.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the prime rate, or at the Eurodollar rate, at the Company’s option, plus applicable margins based on the Company’s fixed charge coverage ratio. There were no amounts outstanding at July 29, 2017 or July 30, 2016 under this facility.

The revolving loan agreement provides for up to $3,000 of letters of credit ($129 outstanding at July 29, 2017), which secure obligations for construction performance guarantees to municipalities.

The revolving loan agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. At July 29, 2017, the Company was in compliance with all covenants of the revolving loan agreement.

NOTE 5 — INCOME TAXES

The components of the provision for income taxes are:

	2017	2016	2015
Federal:
Current	$10,018	$13,150	$2,424
Deferred	2,167	183	13,954

State:
Current	3,906	4,215	(6,490)
Deferred	111	(253)	887

	$16,202	$17,295	$10,775

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 29, 2017	July 30, 2016
Deferred tax assets:
Leasing activities	$8,115	$7,922
Federal benefit of uncertain tax positions	304	282
Compensation related costs	2,543	4,209
Pension costs	6,410	11,097
Other	729	704

Total deferred tax assets	18,101	24,214

Deferred tax liabilities:
Tax over book depreciation	17,603	17,114
Patronage dividend receivable	5,164	5,270
Investment in partnerships	1,479	1,476
Other	—	171

Total deferred tax liabilities	24,246	24,031

Net deferred tax (liability) asset	$(6,145)	$183

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 29, 2017 and July 30, 2016:

	2017	2016
Other assets	611	1,576
Other liabilities	(6,756)	(1,393)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 29, 2017 and July 30, 2016.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.2%	5.9%	6.1%
Unrecognized tax benefits, interest and penalties on prior year tax positions	—%	—%	(17.6)%
Current year interest and penalties on unrecognized tax benefits	0.1%	0.2%	2.0%
Other	0.1%	(0.3)%	0.5%

Effective income tax rate	41.4%	40.8%	26.0%

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

On February 27, 2015, the Company reached an agreement with the Division whereby the Company paid $33,000 in March 2015 to settle the disputes with the Division for fiscal years 2000 through 2014. Net of federal benefit, the total cash outflow as a result of the settlement was approximately $21,000. Under the terms of the agreement, the Company withdrew its appeal of the Tax Court opinion on the nexus dispute. In addition, the case pending on the deductibility of certain payments between subsidiaries was dismissed and the Division withdrew the related assessments. The Company recorded an income tax benefit of $7,293, net of federal taxes, in the fiscal quarter ending April 25, 2015 to reverse remaining unrecognized tax benefits and related interest and penalties in excess of the settlement.
The Division is currently auditing tax years 2011 through 2015 for all applicable entities and tax years 2000 through 2014 related to the February 2015 settlement agreement. The Company is open to examination by the remaining relevant tax authorities with varying statutes of limitations, generally ranging from three to four years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2017	2016
Balance at beginning of year	$631	$514
Additions based on tax positions related to prior periods	17	—
Additions based on tax positions related to the current year	—	117

Balance at end of year	$648	$631

Unrecognized tax benefits at July 29, 2017 and July 30, 2016 include tax positions of $585 and $541 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

Although the outcome and timing are uncertain, the Company anticipates that the balance of gross unrecognized tax benefits will reverse during the next twelve months.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized expense (benefit) of $50, $39 and $(9,811) in fiscal 2017, 2016 and 2015, respectively, related to interest and penalties on income taxes. The amount of accrued interest and penalties included in the consolidated balance sheet was $242 and $192 at July 29, 2017 and July 30, 2016, respectively.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased 23 stores at July 29, 2017, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 29, 2017:

	Capital and financing leases	Operating leases
2018	$4,959	$11,102
2019	5,001	9,131
2020	5,173	7,776
2021	5,240	6,450
2022	5,240	4,997
Thereafter	54,355	38,046
Minimum lease payments	79,968	$77,502
Less amount representing interest	36,784

Present value of minimum lease payments	43,184

Less current portion	652
	$42,532

The following schedule shows the composition of total rental expense for the following years:

	2017	2016	2015
Minimum rentals	$11,153	$11,585	$11,090
Contingent rentals	668	929	893

	$11,821	$12,514	$11,983

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  The Company paid $788, $918 and $982 of these costs in fiscal 2017, 2016 and 2015, respectively, with no remaining liability as of July 29, 2017.

On April 30, 2014, Village opened a 59,000 sq. ft. store in Union, New Jersey and closed our existing 40,000 sq. ft. store.  The Company recorded a $929 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the old Union store. The Company paid $0, $266 and $531 of these costs in fiscal 2017, 2016 and 2015, respectively, with no remaining liability as of July 29, 2017.

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688, $642 and $640 in fiscal years 2017, 2016 and 2015, respectively. This lease expires in fiscal 2021 with options to extend at increasing annual rent.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,500, $1,400 and $1,300 in fiscal 2017, 2016 and 2015, respectively.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,316, $1,316 and $1,296 in fiscal 2017, 2016 and 2015, respectively. Both leases contain normal periodic rent increases and options to extend the lease.

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

During fiscal 2015 the Company’s Board of Directors authorized a share repurchase program of up to $5,000 of its Class A Common Stock.  Repurchases may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company made open market purchases totaling $1,859 and $978 under this repurchase program in fiscal 2017 and 2016, respectively, and an additional $2,222 in shares of Class A Common Stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in Fiscal 2017.

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,134, $3,195 and $3,169 in fiscal 2017, 2016 and 2015, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $802, $1,131 and $1,134 in fiscal 2017, 2016 and 2015, respectively.

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

On December 17, 2010, the shareholders of the Company approved the Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company's stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date. Restricted stock awards primarily cliff vest three years from the date of grant. There are 45 shares remaining for future grants under the 2010 Plan.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. There have been no awards granted to date under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	2017		2016		2015
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	424	$27.77	473	$27.75	591	$26.41
Granted	—	—	7	26.79	4	24.51
Exercised	(31)	25.75	(30)	27.08	(111)	21.41
Forfeited	(9)	26.46	(26)	27.99	(11)	18.83

Outstanding at end of year	384	$27.91	424	$27.77	473	$27.75

Options exercisable at end of year	371	$27.88	203	$26.76	248	$26.80

As of July 29, 2017, the weighted-average remaining contractual term of options outstanding and options exercisable was 4.8 years and 4.7 years, respectively. As of July 29, 2017, the aggregate intrinsic value was $2 for both options outstanding and options exercisable. The weighted-average grant date fair value of options granted was $4.79 and $4.32 per share in fiscal 2016 and 2015, respectively. The total intrinsic value of options exercised was $204, $70 and $1,090 in fiscal 2017, 2016 and 2015, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

	2016	2015
Expected life (years)	5.0	5.0
Expected volatility	31.1%	29.8%
Expected dividend yield	3.8%	4.1%
Risk-free interest rate	1.5%	1.5%

The following table summarizes restricted stock activity under all plans for the following years:

	2017		2016		2015
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	250	$28.77	271	$28.78	288	$28.83
Granted	362	27.22	2	28.55	3	23.77
Vested	(246)	28.77	(19)	28.83	(20)	28.83
Forfeited	(5)	28.51	(4)	28.83	—	—

Nonvested at end of year	361	$27.22	250	$28.77	271	$28.78

The total fair value of restricted shares vested during fiscal 2017, 2016 and 2015 was $4,117, $549 and $576, respectively.

As of July 29, 2017, there was $8,685 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises under all share-based compensation arrangements was $812, $813 and $2,392 in fiscal 2017, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $83, $29 and $424 in fiscal 2017, 2016 and 2015, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2017	2016	2015
Per share:
Class A common stock	$1.000	$1.000	$1.000
Class B common stock	0.650	0.650	0.650

Aggregate:
Class A common stock	$9,983	$9,827	$9,749
Class B common stock	2,805	2,807	2,828

	$12,788	$12,634	$12,577

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

On November 29, 2016, the Company amended the Village Super Market Local 72 Retail Clerks Employees’ Retirement Plan, which covers union employees in the Stroudsburg store, to freeze all benefits effective January 31, 2017. As a result of this amendment, the Company recognized a pre-tax remeasurement gain totaling $629 in accumulated other comprehensive loss during fiscal 2017. The remeasurement had no impact on the consolidated statements of operations.

On February 15, 2016, the Company amended the Village Super Market Employees Retirement Plan, which covers nonunion employees and pharmacists, to freeze all benefits effective March 31, 2016. As a result of this amendment, the Company recognized a pre-tax curtailment gain totaling $17,904 in accumulated other comprehensive loss during fiscal 2016.

Net periodic pension cost for the four plans include the following components:

	2017	2016	2015
Service cost	$388	$3,099	$3,642
Interest cost on projected benefit obligation	2,424	3,031	3,055
Expected return on plan assets	(3,684)	(3,645)	(3,719)
Loss (gain) on settlement	965	—	(239)
Amortization of gains and losses	1,343	1,504	1,295
Net periodic pension cost	$1,436	$3,989	$4,034

The Company recognized a settlement loss (gain) of $965 and $(239) in fiscal 2017 and 2015, respectively, for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost during the year.

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2017	2016
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$80,021	$83,961
Service cost	388	3,099
Interest cost	2,424	3,031
Benefits paid	(549)	(3,440)
Curtailment	—	(17,904)
Settlement	(4,487)	—
Actuarial loss	(6,096)	11,274
Benefit obligation at end of year	$71,701	$80,021

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$53,281	$51,729
Actual return on plan assets	5,262	1,468
Employer contributions	3,000	3,524
Benefits paid	(549)	(3,440)
Settlements paid	(4,487)	—
Fair value of plan assets at end of year	56,507	53,281

Funded status at end of year	$15,194	$26,740

Amounts recognized in the consolidated balance sheets:
Pension liabilities	15,194	26,740
Accumulated other comprehensive loss, net of income taxes	7,406	13,339

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$12,521	$22,502

The Company expects approximately $570 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2018.

The accumulated benefit obligations of the four plans were $71,701 and $80,021 at July 29, 2017 and July 30, 2016, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2017	2016
Projected benefit obligation	$70,019	$80,021
Accumulated benefit obligation	70,019	80,021
Fair value of plan assets	54,557	53,281

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2017	2016	2015
Assumed discount rate — net periodic pension cost	3.08%	4.02%	3.95%
Assumed discount rate — benefit obligation	3.60%	3.08%	4.02%
Assumed rate of increase in compensation levels	4 - 4.5%	4 - 4.5%	4 - 4.5%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

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

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made both directly and through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $636 and $770 at July 29, 2017 and July 30, 2016, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 29, 2017			July 30, 2016
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$166	$610	$776	$1,173	$—	$1,173

Equity securities:
Company stock	636	—	636	770	—	770
U.S large cap (1)	19,696	1,197	20,893	18,416	—	18,416
U.S. small/mid cap (2)	6,644	179	6,823	6,591	—	6,591
International (3)	7,187	421	7,608	6,752	—	6,752
Emerging markets (4)	1,277	—	1,277	1,219	—	1,219

Fixed income securities:
U.S treasuries (5)	9,520	356	9,876	10,560	—	10,560
Mortgage-backed (5)	1,783	106	1,889	—	1,918	1,918
Corporate bonds (5)	2,931	3,179	6,110	3,054	2,140	5,194
International (6)	619	—	619	688	—	688

Total	$50,459	$6,048	$56,507	$49,223	$4,058	$53,281

(1)	Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.

(2)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.

(3)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.

(4)	Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.

(5)	Includes directly owned securities, mutual funds and exchange traded funds.

(6)	Consists of exchange traded funds which invest in non-U.S. bonds in emerging markets.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2018	$3,670
2019	2,530
2020	3,130
2021	3,101
2022	12,750
2023 - 2027	17,830

The Company expects to contribute $3,500 in cash to all defined benefit pension plans in fiscal 2018.

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

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2016 and 2015 is for the plan’s year-end at December 31, 2016 and December 31, 2015, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)				Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2016	2015		July 29, 2017	July 30, 2016	July 25, 2015	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$762	$679	$665	N/A	October 2020
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,498	3,510	3,501	No	October 2018
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	1,314	1,275	1,235	No	March 2019
Total Contributions					$5,574	$5,464	$5,401

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2016 and December 31, 2015.

(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2015 and December 31, 2014.

(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2016 and September 30, 2015.

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

(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 29, 2017, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were approximately $28,137, $27,965 and $26,932 in fiscal 2017, 2016 and 2015, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $1,132, $641 and $392 in fiscal 2017, 2016 and 2015, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $783, $836 and $817 in fiscal 2017, 2016 and 2015, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated our area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable. Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in fiscal 2016. Any further proceeds recovered will be recognized as they are received. As of July 29, 2017, Village has collected $3,583.

Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between July 2017 and July 2021.  Approximately 6% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries as of July 29, 2017 and July 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended July 29, 2017, July 30, 2016 and July 25, 2015. We also have audited Village Super Market, Inc.’s internal control over financial reporting as of July 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Village Super Market, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Village Super Market, Inc. and subsidiaries as of July 29, 2017 and July 30, 2016, and the results of their operations and their cash flows for the years ended July 29, 2017, July 30, 2016 and July 25, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Village Super Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Short Hills, New Jersey
October 12, 2017

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 29, 2017.

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
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2017, in connection with its Annual Meeting scheduled to be held on December 15, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2017, in connection with its Annual Meeting scheduled to be held on December 15, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 29, 2017.  All data relates to the Village Super Market, Inc. 2004, 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	375,888	$27.91	1,245,413

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2017, in connection with its annual meeting scheduled to be held on December 15, 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2017, in connection with its annual meeting scheduled to be held on December 15, 2017.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 30, 2017, in connection with its annual meeting scheduled to be held on December 15, 2017.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets –July 29, 2017 and July 30, 2016
Consolidated Statements of Operations - years ended July 29, 2017, July 30, 2016 and July 25, 2015
Consolidated Statements of Comprehensive Income - years ended July 29, 2017, July 30, 2016 and July 25, 2015
Consolidated Statements of Shareholders' Equity – years ended July 29, 2017, July 30, 2016 and July 25, 2015
Consolidated Statements of Cash Flows - years ended July 29, 2017, July 30, 2016 and July 25, 2015
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation
	3.2	By-laws*
	4.6	Loan Agreement dated September 16, 1999
	4.7	First Amendment to Loan Agreement*
	4.8	Second Amendment to Loan Agreement*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note
	10.16	60-Month Adjustable Rate Promissory Note
	10.17	60-Month Adjustable Rate Promissory Note
	14	Code of Ethics
	21	Subsidiaries of Registrant
	23	Consent of KPMG LLP
	31.1	Certification
	31.2	Certification
	32.1	Certification (furnished, not filed)
	32.2	Certification (furnished, not filed)
	101 INS	XBRL Instance Document*
	101 SCH	XBRL Schema Document*
	101 CAL	XBRL Calculation Linkbase Document*
	101 DEF	XBRL Definition Linkbase Document*
	101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

* The following exhibits are incorporated by reference from the following previous filings:

DEF 14A Proxy Statement filed October 31, 2016: 10.10
Form 10-K for 2014: 10.7
Form 10-Q for April 2014: 10.11, 10.12, 10.13, 10.14
Form 10-Q for April 2013: 10.1
DEF 14A Proxy Statement filed November 1, 2010: 10.9
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

Date: October 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ James Sumas	/s/ Stephen Rooney
James Sumas, Director	Stephen Rooney, Director
October 12, 2017	October 12, 2017

/s/ Robert Sumas	/s/ William Sumas
Robert Sumas, Director	William Sumas, Director
October 12, 2017	October 12, 2017

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 12, 2017	October 12, 2017

/s/ David C. Judge	/s/ Steven Crystal
David C. Judge, Director	Steven Crystal, Director
October 12, 2017	October 12, 2017

/s/ John J. Sumas	/s/ Nicholas J. Sumas
John J. Sumas, Director	Nicholas J. Sumas, Director
October 12, 2017	October 12, 2017

/s/ Kevin Begley	/s/ John L. Van Orden
Kevin Begley, Director	John L. Van Orden, Chief Financial Officer
October 12, 2017	October 12, 2017

/s/ Luigi Perri
Luigi Perri, Controller (Principal Accounting Officer)
October 12, 2017