Form 10-Q
period 2017-10-28
VILLAGE SUPER MARKET INC
filed 2017-12-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 28, 2017

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 5, 2017

Class A Common Stock, No Par Value	10,086,783 Shares
Class B Common Stock, No Par Value	4,303,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 28, 2017	July 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$74,591	$87,435
Merchandise inventories	42,471	41,852
Patronage dividend receivable	17,152	12,655
Notes receivable from Wakefern	—	22,118
Income taxes receivable	106	1,742
Other current assets	17,957	15,670
Total current assets	152,277	181,472

Property, equipment and fixtures, net	204,147	204,440
Notes receivable from Wakefern	45,100	22,562
Investment in Wakefern	27,093	27,093
Goodwill	12,057	12,057
Other assets	8,234	7,601

Total assets	$448,908	$455,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$696	$652
Notes payable to Wakefern	291	292
Accounts payable to Wakefern	56,670	59,556
Accounts payable and accrued expenses	15,413	17,279
Accrued wages and benefits	15,921	17,810
Income taxes payable	1,106	604
Total current liabilities	90,097	96,193

Long-term debt
Capital and financing lease obligations	42,352	42,532
Notes payable to Wakefern	41	114
Total long-term debt	42,393	42,646

Pension liabilities	14,558	15,194
Other liabilities	14,447	14,372

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,570 shares at October 28, 2017 and 10,562 shares at July 29, 2017	58,717	57,852
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at October 28, 2017 and July 29, 2017	699	699
Retained earnings	244,106	244,308
Accumulated other comprehensive loss	(7,322)	(7,406)
Less treasury stock, Class A, at cost: 483 shares at October 28, 2017 and 477 shares at July 29, 2017	(8,787)	(8,633)
Total shareholders’ equity	287,413	286,820

Total liabilities and shareholders’ equity	$448,908	$455,225

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended
	October 28, 2017	October 29, 2016
Sales	$386,474	$389,692

Cost of sales	282,595	285,044

Gross profit	103,879	104,648

Operating and administrative expense	92,292	91,131

Depreciation and amortization	6,235	6,063

Operating income	5,352	7,454

Interest expense	(1,105)	(1,117)

Interest income	900	688

Income before income taxes	5,147	7,025

Income taxes	2,131	2,916

Net income	$3,016	$4,109

Net income per share:
Class A common stock:
Basic	$0.23	$0.32
Diluted	$0.21	$0.29

Class B common stock:
Basic	$0.15	$0.21
Diluted	$0.15	$0.21

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended
	October 28, 2017	October 29, 2016
Net income	$3,016	$4,109

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	84	267

Comprehensive income	$3,100	$4,376

(1)
Amounts are net of tax of $58 and $111 for the 13 weeks ended October 28, 2017 and October 29, 2016, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,016	$4,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,235	6,063
Non-cash share-based compensation	865	797
Deferred taxes	(7)	(26)

Changes in assets and liabilities:
Merchandise inventories	(619)	(1,224)
Patronage dividend receivable	(4,497)	(4,636)
Accounts payable to Wakefern	(2,886)	(3,053)
Accounts payable and accrued expenses	(1,163)	(118)
Accrued wages and benefits	(1,889)	(1,271)
Income taxes receivable / payable	2,138	(11,787)
Other assets and liabilities	(3,422)	(1,171)
Net cash used in operating activities	(2,229)	(12,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,629)	(6,795)
Proceeds from the sale of assets	16	—
Investment in notes receivable from Wakefern	(22,592)	(459)
Maturity of notes receivable from Wakefern	22,172	—
Net cash used in investing activities	(7,033)	(7,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	396
Excess tax benefit related to share-based compensation	—	32
Principal payments of long-term debt	(210)	(216)
Dividends	(3,218)	(3,162)
Treasury stock purchases	(154)	—
Net cash used in financing activities	(3,582)	(2,950)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,844)	(22,521)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,435	88,379

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,591	$65,858

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,105	$1,117
Income taxes	$—	$14,700

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$626

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 28, 2017 and the consolidated statements of operations, comprehensive income and cash flows for the 13 week periods ended October 28, 2017 and October 29, 2016 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2017 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended October 28, 2017 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both October 28, 2017 and July 29, 2017, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,410 higher than reported at both October 28, 2017 and July 29, 2017.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 28, 2017
	Class A	Class B
Numerator:
Net income allocated, basic	$2,277	$655
Conversion of Class B to Class A shares	655	—
Effect of share-based compensation on allocated net income	(1)	(1)
Net income allocated, diluted	$2,931	$654

Denominator:
Weighted average shares outstanding, basic	9,722	4,304
Conversion of Class B to Class A shares	4,304	—
Dilutive effect of share-based compensation	—	—
Weighted average shares outstanding, diluted	14,026	4,304

	13 Weeks Ended
	October 29, 2016
	Class A	Class B
Numerator:
Net income allocated, basic	$3,116	$912
Conversion of Class B to Class A shares	912	—
Effect of share-based compensation on allocated net income	2	(1)
Net income allocated, diluted	$4,030	$911

Denominator:
Weighted average shares outstanding, basic	9,592	4,319
Conversion of Class B to Class A shares	4,319	—
Dilutive effect of share-based compensation	49	—
Weighted average shares outstanding, diluted	13,960	4,319

Outstanding stock options to purchase Class A shares of 380 and 5 were excluded from the calculation of diluted net income per share at October 28, 2017 and October 29, 2016, respectively, as a result of their anti-dilutive effect. In addition, 369 and 250 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 28, 2017 and October 29, 2016, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended
	October 28, 2017	October 29, 2016
Service cost	$65	$139
Interest cost on projected benefit obligations	629	604
Expected return on plan assets	(820)	(973)
Amortization of net losses	142	378
Net periodic pension cost	$16	$148

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

As of October 28, 2017, the Company has contributed $510 to its pension plans in fiscal 2018.  The Company expects to contribute approximately $3,500 during fiscal 2018 to fund its pension plans.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 13 weeks of fiscal 2018 except for the maturity of $22,172 in notes receivable from Wakefern that earned interest at the prime rate plus .25% on August 15, 2017. The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at October 28, 2017 and July 29, 2017 are $53,789 and $60,037, respectively, of demand deposits invested at Wakefern at overnight money market rates.

6. COMMITMENTS and CONTINGENCIES

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. SUBSEQUENT EVENT

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at October 28, 2017 or July 29, 2017 under the superseded facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 29 ShopRite supermarkets in New Jersey, Maryland and northeastern Pennsylvania. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, providing a superior customer service experience and a broad range of consistently available quality products (including ShopRite private labeled products). The ShopRite Price Plus preferred customer program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 28, 2017	October 29, 2016
Sales	100.00%	100.00%
Cost of sales	73.12	73.15
Gross profit	26.88	26.85
Operating and administrative expense	23.88	23.39
Depreciation and amortization	1.61	1.55
Operating income	1.39	1.91
Interest expense	(0.29)	(0.29)
Interest income	0.23	0.18
Income before taxes	1.33	1.80
Income taxes	0.55	0.75
Net income	0.78%	1.05%

Sales.  Sales were $386,474 in the first quarter of fiscal 2018, a decrease of 0.8% compared to the first quarter of the prior year.  Same store sales decreased 0.8% due primarily to four competitor store openings.  Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced slight inflation as increases in most departments were partially offset by deflation in the pharmacy and meat departments. The Company expects same store sales in fiscal 2018 to range from a 2.0% decrease to flat.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales increased .03% in the first quarter of fiscal 2018 compared to the first quarter of the prior year primarily due to a favorable change in product mix (.12%) and increased departmental gross margin percentages (.11%) partially offset by increased warehouse assessment charges from Wakefern (.07%) and increased promotional spending (.13%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .49% in the first quarter of fiscal 2018 compared to the first quarter of the prior year due primarily to increased payroll costs (.46%). Payroll costs increased due primarily to reduced operating leverage as a result of the same store sales decrease and investments in service departments and training initiatives.

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2018 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the first quarter of fiscal 2018 was flat compared to the corresponding period of the prior year.

Interest Income.  Interest income increased in the first quarter of fiscal 2018 compared to the corresponding period of the prior year due to higher amounts invested in demand deposits at Wakefern and higher interest rates earned on notes receivable from Wakefern.

Income Taxes.  The effective income tax rate was 41.4% in the first quarter of fiscal 2018 compared to 41.5% in the first quarter of the prior year.

Net Income.  Net income was $3,016 in the first quarter of fiscal 2018 compared to $4,109 in the first quarter of the prior year. Net income decreased 27% in the first quarter of fiscal 2018 compared to the prior year due primarily the same store sales decrease and higher operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.  As no material uncertain tax positions remain in the Company’s financial condition and results of operations, the company has updated its critical accounting policies to exclude accounting for uncertain tax positions. As of October 28, 2017, there have been no other changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,229 in the three-month period of fiscal 2018 compared to net cash used in operating activities of $12,317 in the corresponding period of the prior year.  The decrease in net cash used in operating activities in fiscal 2018 was primarily due to changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation and deferred taxes. Working capital changes increased net cash used in operating activities in fiscal 2018 by $12,338 and increased net cash used in operating activities by $23,260 in fiscal 2017. The larger impact of working capital changes in fiscal 2017 is due primarily to changes in income taxes receivable/payable as a result of the timing of estimated tax payments.

During the three-month period of fiscal 2018, Village used cash to fund capital expenditures of $6,629, dividends of $3,218 and invested an additional $420 in notes receivable from Wakefern, net of proceeds received on matured notes.  Capital expenditures primarily include costs associated with several smaller remodels.

At October 28, 2017, the Company had $45,100 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus $1.25% with $22,944 that mature on February 15, 2019 and $22,156 that mature on August 15, 2022. On August 15, 2017, notes receivable due from Wakefern of $22,142 that earned interest at the prime rate plus .25% matured.  The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has budgeted approximately $50,000 for capital expenditures in fiscal 2018.  Planned expenditures include construction of a new store in the Bronx, New York, a replacement store, two major remodels, several smaller remodels and various technology upgrade projects. The Company’s primary sources of liquidity in fiscal 2018 are expected to be cash and cash equivalents on hand at October 28, 2017 and operating cash flow generated in fiscal 2018.

Working capital was $62,180 at October 28, 2017 compared to $85,279 at July 29, 2017. Working capital ratios at the same dates were 1.69 and 1.89 to 1, respectively.  The decrease in working capital in fiscal 2018 compared to fiscal 2017 is due primarily to maturity of $22,142 in notes receivable from Wakefern, of which $22,000 was reinvested in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at October 28, 2017 or July 29, 2017 under the superseded facility.

There have been no other substantial changes as of October 28, 2017 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.

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

•
Village purchases substantially all of its merchandise from Wakefern.  In addition, Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services.  Further, Village receives patronage dividends and other product incentives from Wakefern and also has demand deposits and notes receivable due from Wakefern.

Any material change in Wakefern’s method of operation or a termination or material modification of Village’s relationship with Wakefern could have an adverse impact on the conduct of the Company’s business and could involve additional expense for Village.  The failure of any Wakefern member to fulfill its obligations to Wakefern or a member’s insolvency or withdrawal from Wakefern could result in increased costs to the Company.  Additionally, an adverse change in Wakefern’s results of operations or solvency could have an adverse effect on Village’s results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 28, 2017, the Company had demand deposits of $53,789 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 28, 2017, the Company had $45,100 in notes receivable due from Wakefern that earn interest at the prime rate plus $1.25% with $22,944 that mature on February 15, 2019 and $22,156 that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2018 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2017 to August 26, 2017	5,461	$23.99	5,461	$2,032,268
August 27, 2017 to September 23, 2017	1,012	$23.02	1,012	$2,008,972
September 24, 2017 to October 28, 2017	—	$—	—	$2,008,972
Total	6,473	$23.83	6,473	$2,008,972

(1)	The reported periods conform to our fiscal calendar.
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

Item 6.	Exhibits

Exhibit 31.1	Certification

Exhibit 31.2	Certification

Exhibit 32.1	Certification (furnished, not filed)

Exhibit 32.2	Certification (furnished, not filed)

Exhibit 99.1	Press Release Dated December 5, 2017

101 INS	XBRL Instance

101 SCH	XBRL Schema

101 CAL	XBRL Calculation

101 DEF	XBRL Definition

101 LAB	XBRL Label

101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: December 5, 2017	/s/ James Sumas
James Sumas
(Chief Executive Officer)

Dated: December 5, 2017	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)