Form 10-Q
period 2018-01-27
VILLAGE SUPER MARKET INC
filed 2018-03-08
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 27, 2018

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 7, 2018

Class A Common Stock, No Par Value	10,065,045 Shares
Class B Common Stock, No Par Value	4,303,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	January 27, 2018	July 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$89,738	$87,435
Merchandise inventories	42,346	41,852
Patronage dividend receivable	4,850	12,655
Notes receivable from Wakefern	—	22,118
Income taxes receivable	2,673	1,742
Other current assets	18,424	15,670
Total current assets	158,031	181,472

Property, equipment and fixtures, net	205,401	204,440
Notes receivable from Wakefern	45,731	22,562
Investment in Wakefern	27,093	27,093
Goodwill	12,057	12,057
Other assets	19,574	7,601

Total assets	$467,887	$455,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$714	$652
Notes payable to Wakefern	254	292
Accounts payable to Wakefern	63,332	59,556
Accounts payable and accrued expenses	16,401	17,279
Accrued wages and benefits	16,620	17,810
Income taxes payable	822	604
Total current liabilities	98,143	96,193

Long-term debt
Capital and financing lease obligations	42,167	42,532
Notes payable to Wakefern	6	114
Notes payable related to New Markets Tax Credit	6,563	—
Total long-term debt	48,736	42,646

Pension liabilities	14,431	15,194
Other liabilities	12,393	14,372

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,569 shares at January 27, 2018 and 10,562 shares at July 29, 2017	59,573	57,852
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at January 27, 2018 and July 29, 2017	699	699
Retained earnings	250,397	244,308
Accumulated other comprehensive loss	(7,220)	(7,406)
Less treasury stock, Class A, at cost: 504 shares at January 27, 2018 and 477 shares at July 29, 2017	(9,265)	(8,633)
Total shareholders’ equity	294,184	286,820

Total liabilities and shareholders’ equity	$467,887	$455,225

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales	$417,382	$412,215	$803,856	$801,907

Cost of sales	305,097	300,977	587,691	586,021

Gross profit	112,285	111,238	216,165	215,886

Operating and administrative expense	96,066	94,393	188,358	185,524

Depreciation and amortization	6,386	6,233	12,621	12,296

Operating income	9,833	10,612	15,186	18,066

Interest expense	(1,102)	(1,114)	(2,207)	(2,230)

Interest income	864	648	1,764	1,335

Income before income taxes	9,595	10,146	14,743	17,171

Income taxes	84	4,154	2,215	7,070

Net income	$9,511	$5,992	$12,528	$10,101

Net income per share:
Class A common stock:
Basic	$0.74	$0.47	$0.97	$0.80
Diluted	$0.66	$0.42	$0.87	$0.71

Class B common stock:
Basic	$0.48	$0.31	$0.63	$0.52
Diluted	$0.48	$0.31	$0.63	$0.52

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net income	$9,511	$5,992	$12,528	$10,101

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	102	224	186	491
Pension remeasurement, net of tax (2)	—	372	—	372

Comprehensive income	$9,613	$6,588	$12,714	$10,964

(1)
Amounts are net of tax of $41 and $154 for the 13 weeks ended January 27, 2018 and January 28, 2017, respectively, and $98 and $264 for the 26 weeks ended January 27, 2018 and January 28, 2017, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amount is net of tax of $257.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 27, 2018	January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,528	$10,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,621	12,296
Non-cash share-based compensation	1,721	1,484
Deferred taxes	(2,221)	(90)

Changes in assets and liabilities:
Merchandise inventories	(494)	(1,420)
Patronage dividend receivable	7,805	7,907
Accounts payable to Wakefern	3,776	1,001
Accounts payable and accrued expenses	(1,692)	(1,712)
Accrued wages and benefits	(1,190)	(664)
Income taxes receivable / payable	(713)	(11,502)
Other assets and liabilities	(3,717)	(2,255)
Net cash provided by operating activities	28,424	15,146

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,731)	(13,013)
Proceeds from the sale of assets	16	—
Investment in notes receivable from Wakefern	(23,223)	(927)
Maturity of notes receivable from Wakefern	22,172	—
Investment in notes receivable related to New Markets Tax Credit financing	(4,835)	—
Net cash used in investing activities	(18,601)	(13,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	812
Excess tax benefit related to share-based compensation	—	83
Proceeds from New Markets Tax Credit financing	6,860	—
Debt Issuance Costs	(297)	—
Principal payments of long-term debt	(449)	(1,043)
Dividends	(6,439)	(6,330)
Treasury stock purchases	(632)	—
Net cash used in financing activities	(957)	(6,478)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,866	(5,272)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	87,435	88,379

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$96,301	$83,107

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,207	$2,230
Income taxes	$5,140	$18,559

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 27, 2018 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 week periods ended January 27, 2018 and January 28, 2017 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2017 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 27, 2018 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both January 27, 2018 and July 29, 2017, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,410 higher than reported at both January 27, 2018 and July 29, 2017.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 27, 2018		January 27, 2018
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$7,174	$2,065	$9,452	$2,721
Conversion of Class B to Class A shares	2,065	—	2,721	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$9,239	$2,065	$12,173	$2,721

Denominator:
Weighted average shares outstanding, basic	9,714	4,304	9,718	4,304
Conversion of Class B to Class A shares	4,304	—	4,304	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,018	4,304	14,022	4,304

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017		January 28, 2017
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,548	$1,327	$7,664	$2,239
Conversion of Class B to Class A shares	1,327	—	2,239	—
Effect of share-based compensation on allocated net income	6	(3)	8	(3)
Net income allocated, diluted	$5,881	$1,324	$9,911	$2,236

Denominator:
Weighted average shares outstanding, basic	9,613	4,319	9,603	4,319
Conversion of Class B to Class A shares	4,319	—	4,319	—
Dilutive effect of share-based compensation	52	—	50	—
Weighted average shares outstanding, diluted	13,984	4,319	13,972	4,319

Outstanding stock options to purchase Class A shares of 384 and 52 were excluded from the calculation of diluted net income per share at January 27, 2018 and January 28, 2017, respectively, as a result of their anti-dilutive effect. In addition, 369 and 246 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 27, 2018 and January 28, 2017, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Service cost	$65	$116	$130	$255
Interest cost on projected benefit obligations	629	604	1,258	1,209
Expected return on plan assets	(820)	(973)	(1,640)	(1,946)
Amortization of net losses	142	378	284	755
Net periodic pension cost	$16	$125	$32	$273

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

As of January 27, 2018, the Company has contributed $510 to its pension plans in fiscal 2018.  The Company expects to contribute approximately $3,500 during fiscal 2018 to fund its pension plans.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 26 weeks of fiscal 2018 except for the maturity of $22,172 in notes receivable from Wakefern that earned interest at the prime rate plus .25% on August 15, 2017. The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at January 27, 2018 and July 29, 2017 are $69,619 and $60,037, respectively, of demand deposits invested at Wakefern at overnight money market rates.

6. DEBT

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at January 27, 2018 or July 29, 2017 under the superseded facility.

On December 29, 2017, the Company entered into a financing transaction under the New Markets Tax Credit program, see note 8 to the unaudited consolidated financial statements for further discussion.

7. INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. Government. The Tax Act made significant changes to the U.S. tax code that will affect the Company's fiscal year ending July 28, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35.0%% to 21.0%% effective January 1, 2018, and introducing bonus depreciation that will allow for full expensing of qualified property.

As the Company’s fiscal year ends on July 28, 2018, the Company’s U.S. federal corporate statutory income tax rate will be subject to a full year blended tax rate of 26.9%% for fiscal 2018, and 21.0%% for subsequent fiscal years. As a result of the decrease in the U.S. federal corporate statutory rate, deferred tax balances were remeasured based on the rates at which they are expected to reverse in the future. In the 26 weeks ended January 27, 2018, a benefit of $2,726 was recognized related to the remeasurement of the Company’s deferred tax balances, which is included in Income taxes on the consolidated statements of operations.

On December 22, 2017, the Securities Exchange Commission ("SEC") issued guidance under Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," allowing taxpayers to record provisional amounts for reasonable estimates when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete their accounting for certain income tax effects of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company has completed recording the impacts of the change in tax rate. Estimates on the other impacts of the Tax Act were based on information currently available. The final impacts of the Tax Act may differ from the Company’s estimates due to changes in interpretations of the Tax Act or further legislation related to the Tax Act. Any changes could affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

8. NEW MARKETS TAX CREDIT

2017 New Markets Tax Credit

On December 29, 2017, the Company entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (“Wells Fargo”) under a qualified New Markets Tax Credit (“NMTC”) program related to the construction of a new store in the Bronx, New York. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the financing, the Company loaned $4,835 to VSM Investment Fund, LLC (the "Investment Fund") at an interest rate of 1.403% per year and with a maturity date of December 31, 2044.  Repayments on the loan commence in March 2025. Wells Fargo contributed $2,375 to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. The Investment Fund is a wholly owned subsidiary of Wells Fargo.  The loan to the Investment Fund is recorded in Other assets in the consolidated balance sheets.

The Investment Fund then contributed the proceeds to a CDE, which, in turn, loaned combined funds of $6,563, net of debt issuance costs, to Village Super Market of NY, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.000% per year with a maturity date of December 31, 2051. These loans are secured by the leasehold improvements and equipment related to the construction of the Bronx store. Repayment of the loans commences in March 2025. The proceeds of the loans from the CDE will be used to partially fund the construction of the Bronx store. The Notes payable related to New Markets Tax Credit, net of debt issuance costs, are recorded in Long-term debt in the consolidated balance sheets.

The NMTC is subject to 100% recapture for a period of seven years. The Company is required to be in compliance with various regulations and contractual provisions that apply to the New Markets Tax Credit arrangement. Noncompliance could result in Wells Fargo's projected tax benefits not being realized and, therefore, require the Company to indemnify Wells Fargo for any loss or recapture of NMTCs. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement. The transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Wells Fargo's interest in the Investment Fund. The value attributed to the put/call is de minimis. We believe that Wells Fargo will exercise the put option in December 2024, at the end of the recapture period, that will result in a net benefit to the Company of $1,728. The Company is recognizing the net benefit over the seven-year compliance period.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash," which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. The Company early-adopted ASU No. 2016-18 during the second quarter of fiscal 2018 and applied its provisions retrospectively. Other than the change in presentation within the consolidated statement of cash flows, the adoption of ASU No. 2016-18 did not have an impact on the Company's consolidated financial statements. Included in Other assets at January 27, 2018 is $6,563 of cash and cash equivalents related to the NMTC financing transaction that are restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets in the Bronx store. There were no restricted cash or cash equivalents at July 29, 2017.

9. COMMITMENTS and CONTINGENCIES

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.10	73.01	73.11	73.08
Gross profit	26.90	26.99	26.89	26.92
Operating and administrative expense	23.02	22.90	23.43	23.14
Depreciation and amortization	1.53	1.52	1.57	1.53
Operating income	2.35	2.57	1.89	2.25
Interest expense	(0.26)	(0.27)	(0.27)	(0.28)
Interest income	0.21	0.16	0.22	0.17
Income before taxes	2.30	2.46	1.84	2.14
Income taxes	0.02	1.01	0.28	0.88
Net income	2.28%	1.45%	1.56%	1.26%

Sales.  Sales were $417,382 in the second quarter of fiscal 2018, an increase of 1.3% compared to the second quarter of the prior year.   Same store sales increased due to sales growth in recently remodeled and expanded stores in Chester and Stirling, inflation and increased promotional spending.  These increases were partially offset by two competitor store openings. The Company expects same store sales in fiscal 2018 to range from a 0.5% decrease to a 0.5% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Sales were $803,856 in the six-month period of fiscal 2018, an increase of 0.2% from the six-month period of the prior year. Same store sales increased 0.2% due primarily to sales growth in recently remodeled and expanded stores in Chester and Stirling, inflation and increased promotional spending.  These increases were partially offset by four competitor store openings.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced moderate inflation during the second quarter and six-month period of fiscal 2018 across all selling departments other than pharmacy, which continued to experience deflation.

Gross Profit.  Gross profit as a percentage of sales decreased .09% in the second quarter of fiscal 2018 compared to the second quarter of the prior year primarily due to decreased patronage dividends from Wakefern (.07%), increased promotional spending (.05%) and decreased departmental gross margin percentages (.11%) partially offset by a favorable change in product mix (.12%).

Gross profit as a percentage of sales decreased .03% in the six-month period of fiscal 2018 compared to the six-month period of the prior year primarily due to decreased patronage dividends from Wakefern (.04%) and increased promotional spending (.09%) partially offset by a favorable change in product mix (.12%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .12% in the second quarter of fiscal 2018 compared to the second quarter of the prior year due primarily to payroll investments in service departments, training and other initiatives (.21%).

Operating and administrative expense as a percentage of sales increased .29% in the six-month period of fiscal 2018 compared to the six-month period of the prior year primarily due primarily to payroll investments in service departments, training and other initiatives (.32%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the second quarter and six-month period of fiscal 2018 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the second quarter and six-month period of fiscal 2018 was flat compared to the corresponding period of the prior year.

Interest Income.  Interest income increased in the second quarter and six-month period of fiscal 2018 compared to the corresponding period of the prior year due primarily to higher amounts invested and higher interest rates earned on notes receivable from Wakefern.

Income Taxes.  The effective income tax rate was .9% in the second quarter of fiscal 2018 compared to 40.9% in the second quarter of the prior year.  The effective income tax rate was 15.0% in the six-month period of fiscal 2018 compared to 41.2% in the six-month period of the prior year.

The effective tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act makes significant changes to the U.S tax code that will affect our fiscal year ended July 28, 2018, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and bonus depreciation that will allow for full expensing of qualified property.

For the fiscal year ended July 28, 2018 the Company will have a blended federal corporate tax rate of 26.9% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recognized a decrease in its net deferred tax liabilities of $2,726 in the second quarter of fiscal 2018, with a corresponding reduction to deferred income tax expense. Excluding the impact of the adjustment to deferred tax expense, the effective income tax rates were 29.3% and 33.5% in the second quarter and six-month period of fiscal 2018, respectively.

Net Income.  Net income was $9,511 in the second quarter of fiscal 2018 compared to $5,992 in the second quarter of the prior year. The second quarter of fiscal 2018 includes a $2,726 non-cash reduction in deferred tax expense as a result of the Tax Act. Excluding this item from the second quarter of fiscal 2018, net income increased 13% in the second quarter of fiscal 2018 compared to the prior year primarily due to the favorable impact of a reduction in the fiscal 2018 estimated effective tax rate to 33.5% as a result of the Tax Act.

Net income was $12,528 in the six-month period of fiscal 2018 compared to $10,101 in the six-month period of the prior year. Fiscal 2018 includes a $2,726 non-cash reduction in deferred tax expense as a result of the Tax Act. Excluding this item, net income decreased 3% in the six-month period of fiscal 2018 compared to the prior year primarily due to higher operating and administrative expenses partially offset by the favorable impact of a reduction in the fiscal 2018 estimated effective tax rate to 33.5% as a result of the Tax Act.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.  As no material uncertain tax positions remain in the Company’s financial condition and results of operations, the Company has updated its critical accounting policies to exclude accounting for uncertain tax positions. As of January 27, 2018, there have been no other changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28,424 in the six-month period of fiscal 2018 compared to $15,146 in the corresponding period of the prior year.  The increase in net cash provided by operating activities in fiscal 2018 was primarily due to changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation and deferred taxes. Working capital changes, including Other assets and Other liabilities, increased net cash provided by operating activities in fiscal 2018 by $3,775 and decreased net cash provided by operating activities by $8,645 in fiscal 2017. The larger impact of working capital changes in fiscal 2017 is due primarily to changes in income taxes receivable/payable as a result of the timing of estimated tax payments.

During the six-month period of fiscal 2018, Village used cash to fund capital expenditures of $12,731, dividends of $6,439 and invested an additional $1,051 in notes receivable from Wakefern, net of proceeds received on matured notes.  Capital expenditures primarily include costs associated with several smaller remodels.

At January 27, 2018, the Company had $45,731 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus $1.25% with $23,265 that mature on February 15, 2019 and $22,466 that mature on August 15, 2022. On August 15, 2017, notes receivable due from Wakefern of $22,142 that earned interest at the prime rate plus .25% matured.  The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has revised its budgeted capital expenditures downward from prior estimates to approximately $30,000 for fiscal 2018 due to delays in the timing of certain projects.  Planned expenditures include construction of a new store in the Bronx, New York, two major remodels, several smaller remodels and various technology upgrade projects. The Company’s primary sources of liquidity in fiscal 2018 are expected to be cash and cash equivalents on hand at January 27, 2018, operating cash flow generated in fiscal 2018 and funding through the New Markets Tax Credit program as described in note 8 to the unaudited consolidated financial statements.

Working capital was $59,888 at January 27, 2018 compared to $85,279 at July 29, 2017. Working capital ratios at the same dates were 1.61 and 1.89 to 1, respectively.  The decrease in working capital in fiscal 2018 compared to fiscal 2017 is due primarily to maturity of $22,142 in notes receivable from Wakefern, of which $22,000 was reinvested in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at January 27, 2018 or July 29, 2017 under the new or superseded facility, respectively.

There have been no other substantial changes as of January 27, 2018 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.

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

•	We expect same store sales to range from a decrease of 0.5% to an increase of 0.5% in fiscal 2018. We expect sales trends to be negatively impacted by several local competitor store openings.

•
We have revised budgeted capital expenditures downward from prior estimates to approximately $30,000 for fiscal 2018 due to delays in the timing of certain projects.  Planned expenditures include construction of a new store in the Bronx, New York, two major remodels, several smaller remodels and various technology upgrade projects.

•	The Board’s current intention is to continue to pay quarterly dividends in 2018 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•	We expect our effective income tax rate in fiscal 2018 to be in the range of 33.0% - 34.0%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and other fringe benefit costs.

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
In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. The new guidance is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company is currently evaluating the effects of adoption of this standard on its consolidated financial statements and related disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 27, 2018, the Company had demand deposits of $69,619 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 27, 2018, the Company had $45,731 in notes receivable due from Wakefern that earn interest at the prime rate plus $1.25% with $23,265 that mature on February 15, 2019 and $22,466 that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 27, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2018 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
October 29, 2017 to November 25, 2017	—	$—	—	$2,008,972
November 26, 2017 to December 23, 2017	8,893	$23.02	8,893	$1,804,255
December 24, 2017 to January 27, 2018	11,845	$23.02	11,845	$1,531,583
Total	20,738	$23.02	20,738	$1,531,583

(1)	The reported periods conform to our fiscal calendar.
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

Village Super Market, Inc.
Registrant

Dated: March 8, 2018	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 8, 2018	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)