Form 10-Q
period 2018-04-28
VILLAGE SUPER MARKET INC
filed 2018-06-07
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 28, 2018

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ❑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 7, 2018

Class A Common Stock, No Par Value	10,071,644 Shares
Class B Common Stock, No Par Value	4,303,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	April 28, 2018	July 29, 2017
ASSETS
Current assets
Cash and cash equivalents	$79,916	$87,435
Merchandise inventories	41,246	41,852
Patronage dividend receivable	8,362	12,655
Notes receivable from Wakefern	23,597	22,118
Income taxes receivable	2,531	1,742
Other current assets	16,953	15,670
Total current assets	172,605	181,472

Property, equipment and fixtures, net	210,502	204,440
Notes receivable from Wakefern	22,786	22,562
Investment in Wakefern	27,093	27,093
Goodwill	12,057	12,057
Other assets	19,280	7,601

Total assets	$464,323	$455,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$731	$652
Notes payable to Wakefern	187	292
Accounts payable to Wakefern	56,856	59,556
Accounts payable and accrued expenses	18,531	17,279
Accrued wages and benefits	17,829	17,810
Income taxes payable	991	604
Total current liabilities	95,125	96,193

Long-term debt
Capital and financing lease obligations	41,977	42,532
Notes payable to Wakefern	—	114
Notes payable related to New Markets Tax Credit	6,480	—
Total long-term debt	48,457	42,646

Pension liabilities	8,306	15,194
Other liabilities	14,033	14,372

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,576 shares at April 28, 2018 and 10,562 shares at July 29, 2017	60,367	57,852
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at April 28, 2018 and July 29, 2017	699	699
Retained earnings	253,722	244,308
Accumulated other comprehensive loss	(7,121)	(7,406)
Less treasury stock, Class A, at cost: 504 shares at April 28, 2018 and 477 shares at July 29, 2017	(9,265)	(8,633)
Total shareholders’ equity	298,402	286,820

Total liabilities and shareholders’ equity	$464,323	$455,225

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Sales	$394,608	$391,984	$1,198,464	$1,193,891

Cost of sales	285,731	283,648	873,422	869,668

Gross profit	108,877	108,336	325,042	324,223

Operating and administrative expense	93,780	91,536	282,138	277,060

Depreciation and amortization	6,083	6,062	18,704	18,358

Operating income	9,014	10,738	24,200	28,805

Interest expense	(1,133)	(1,111)	(3,340)	(3,343)

Interest income	1,012	726	2,776	2,063

Income before income taxes	8,893	10,353	23,636	27,525

Income taxes	2,351	4,338	4,566	11,408

Net income	$6,542	$6,015	$19,070	$16,117

Net income per share:
Class A common stock:
Basic	$0.51	$0.47	$1.48	$1.27
Diluted	$0.45	$0.42	$1.32	$1.13

Class B common stock:
Basic	$0.33	$0.30	$0.96	$0.82
Diluted	$0.33	$0.30	$0.96	$0.82

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Net income	$6,542	$6,015	$19,070	$16,117

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	99	200	285	691
Pension remeasurement, net of tax (2)	—	—	—	372

Comprehensive income	$6,641	$6,215	$19,355	$17,180

(1)
Amounts are net of tax of $43 and $147 for the 13 weeks ended April 28, 2018 and April 29, 2017, respectively, and $141 and $411 for the 39 weeks ended April 28, 2018 and April 29, 2017, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amount is net of tax of $257.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 28, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,070	$16,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,704	18,358
Non-cash share-based compensation	2,515	2,280
Deferred taxes	(418)	1,207
Provision to value inventories at LIFO	100	100
Gain on sale of property, equipment and fixtures	(130)	—

Changes in assets and liabilities:
Merchandise inventories	506	(894)
Patronage dividend receivable	4,293	4,210
Accounts payable to Wakefern	(2,700)	(5,929)
Accounts payable and accrued expenses	(1,575)	(1,038)
Accrued wages and benefits	19	(210)
Income taxes receivable / payable	(402)	(9,165)
Other assets and liabilities	(8,259)	1,226
Net cash provided by operating activities	31,723	26,262

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,883)	(19,755)
Proceeds from the sale of assets	130	—
Investment in notes receivable from Wakefern	(23,875)	(1,416)
Maturity of notes receivable from Wakefern	22,172	—
Investment in notes receivable related to New Markets Tax Credit financing	(4,835)	—
Net cash used in investing activities	(28,291)	(21,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	812
Excess tax benefit related to share-based compensation	—	83
Proceeds from New Markets Tax Credit financing	6,860	—
Debt issuance costs	(297)	—
Principal payments of long-term debt	(695)	(1,246)
Dividends	(9,656)	(9,562)
Treasury stock purchases	(632)	(3,005)
Net cash used in financing activities	(4,420)	(12,918)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(988)	(7,827)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	87,435	88,379

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$86,447	$80,552

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,340	$3,343
Income taxes	$5,375	$19,285

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 28, 2018 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 week periods ended April 28, 2018 and April 29, 2017 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2017 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 28, 2018 are not necessarily indicative of the results to be expected for the full year.

2. MERCHANDISE INVENTORIES

At both April 28, 2018 and July 29, 2017, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,510 and $14,410 higher than reported at both April 28, 2018 and July 29, 2017.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 28, 2018		April 28, 2018
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,935	$1,421	$14,387	$4,142
Conversion of Class B to Class A shares	1,421	—	4,142	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$6,356	$1,421	$18,529	$4,142

Denominator:
Weighted average shares outstanding, basic	9,709	4,304	9,715	4,304
Conversion of Class B to Class A shares	4,304	—	4,304	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,013	4,304	14,019	4,304

	13 Weeks Ended		39 Weeks Ended
	April 29, 2017		April 29, 2017
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,550	$1,312	$12,214	$3,551
Conversion of Class B to Class A shares	1,312	—	3,551	—
Effect of share-based compensation on allocated net income	—	—	15	(4)
Net income allocated, diluted	$5,862	$1,312	$15,780	$3,547

Denominator:
Weighted average shares outstanding, basic	9,696	4,316	9,634	4,318
Conversion of Class B to Class A shares	4,316	—	4,318	—
Dilutive effect of share-based compensation	—	—	36	—
Weighted average shares outstanding, diluted	14,012	4,316	13,988	4,318

Outstanding stock options to purchase Class A shares of 306 and 207 were excluded from the calculation of diluted net income per share at April 28, 2018 and April 29, 2017, respectively, as a result of their anti-dilutive effect. In addition, 356 and 362 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 28, 2018 and April 29, 2017, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Service cost	$65	$61	$195	$316
Interest cost on projected benefit obligations	629	607	1,887	1,817
Expected return on plan assets	(820)	(973)	(2,460)	(2,920)
Amortization of net losses	142	347	426	1,102
Net periodic pension cost	$16	$42	$48	$315

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

As of April 28, 2018, the Company has contributed $6,510 to its pension plans in fiscal 2018.  The Company does not expect to make additional contributions to fund its pension plans during fiscal 2018.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 39 weeks of fiscal 2018 except for the maturity of $22,172 in notes receivable from Wakefern that earned interest at the prime rate plus .25% on August 15, 2017. The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus 1.25% and mature on August 15, 2022.  Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at April 28, 2018 and July 29, 2017 are $58,042 and $60,037, respectively, of demand deposits invested at Wakefern at overnight money market rates.

6. DEBT

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at April 28, 2018 or July 29, 2017 under the new or superseded facility.

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

As the Company’s fiscal year ends on July 28, 2018, the Company’s U.S. federal corporate statutory income tax rate will be subject to a full year blended tax rate of 26.9% for fiscal 2018, and 21.0% for subsequent fiscal years. As a result of the decrease in the U.S. federal corporate statutory rate, deferred tax balances were remeasured based on the rates at which they are expected to reverse in the future. In the 39 weeks ended April 28, 2018, a benefit of $3,300 was recognized related to the remeasurement of the Company’s deferred tax balances, which is included in Income taxes on the consolidated statements of operations.

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

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash," which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. The Company early-adopted ASU No. 2016-18 during the second quarter of fiscal 2018 and applied its provisions retrospectively. Other than the change in presentation within the consolidated statement of cash flows, the adoption of ASU No. 2016-18 did not have an impact on the Company's consolidated financial statements. Included in Other assets at April 28, 2018 is $6,532 of cash and cash equivalents related to the NMTC financing transaction that are restricted as to withdrawal and designated for expenditure in the construction of noncurrent assets in the Bronx store. There were no restricted cash or cash equivalents at July 29, 2017.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.41	72.36	72.88	72.84
Gross profit	27.59	27.64	27.12	27.16
Operating and administrative expense	23.77	23.35	23.54	23.21
Depreciation and amortization	1.54	1.56	1.56	1.54
Operating income	2.28	2.73	2.02	2.41
Interest expense	(0.29)	(0.28)	(0.28)	(0.28)
Interest income	0.26	0.19	0.23	0.17
Income before taxes	2.25	2.64	1.97	2.30
Income taxes	0.60	1.11	0.38	0.96
Net income	1.65%	1.53%	1.59%	1.34%

Sales.  Sales were $394,608 in the third quarter of fiscal 2018, an increase of .7% compared to the third quarter of the prior year. Same store sales increased .7% due primarily to sales growth in recently remodeled and expanded stores, inflation and increased promotional spending.  Same store sales were negatively impacted by two competitor store openings. The Company expects same store sales in fiscal 2018 to range from a .25% decrease to a .75% increase.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Sales were $1,198,464 in the nine-month period of fiscal 2018, an increase of .4% from the nine-month period of the prior year. Same store sales increased .4% due primarily to sales growth in recently remodeled and expanded stores, inflation and increased promotional spending.  These increases were partially offset by four competitor store openings.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced moderate inflation during the third quarter and nine-month period of fiscal 2018 across all selling departments other than pharmacy, which continued to experience deflation.

Gross Profit.  Gross profit as a percentage of sales decreased .05% in the third quarter of fiscal 2018 compared to the third quarter of the prior year primarily due to increased promotional spending (.25%) and decreased patronage dividends from Wakefern (.04%) partially offset by increased departmental gross margin percentages (.17%) and a favorable change in product mix (.08%).

Gross profit as a percentage of sales decreased .04% in the nine-month period of fiscal 2018 compared to the nine-month period of the prior year primarily due to increased promotional spending (.15%) and decreased patronage dividends from Wakefern (.04%) partially offset by a favorable change in product mix (.11%) and increased departmental gross margin percentages (.05%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .42% in the third quarter of fiscal 2018 compared to the third quarter of the prior year due primarily to payroll investments in service departments, training and other initiatives (.14%), increased occupancy costs including snow removal (.12%), higher legal and consulting fees (.09%) and pre-opening costs for the Bronx, NY store (.07%), Both the third quarter of fiscal 2018 and 2017 included credits received related to multi-employer health and welfare benefits of .22% and .20%, respectively.

Operating and administrative expense as a percentage of sales increased .33% in the nine-month period of fiscal 2018 compared to the nine-month period of the prior year primarily due primarily to payroll investments in service departments, training and other initiatives (.27%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the third quarter and nine-month period of fiscal 2018 compared to the corresponding periods of the prior year due to depreciation related to fixed asset additions.

Interest Expense.  Interest expense in the third quarter and nine-month period of fiscal 2018 was flat compared to the corresponding period of the prior year.

Interest Income.  Interest income increased in the third quarter and nine-month period of fiscal 2018 compared to the corresponding period of the prior year due primarily to higher amounts invested and higher interest rates earned on notes receivable from Wakefern.

Income Taxes.  The effective income tax rate was 26.4% in the third quarter of fiscal 2018 compared to 41.9% in the third quarter of the prior year.  The effective income tax rate was 19.3% in the nine-month period of fiscal 2018 compared to 41.4% in the nine-month period of the prior year.

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

For the fiscal year ended July 28, 2018 the Company will have a blended federal corporate tax rate of 26.9% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal tax rate, the Company recognized a decrease in its net deferred tax liabilities of $2,726 in the second quarter of fiscal 2018, with a corresponding reduction to deferred income tax expense. The Company recognized an additional reduction in net deferred tax liabilities of $574 in the third quarter of fiscal 2018, with a corresponding reduction to deferred income tax expense, due to the impact of the reduced federal tax rate on return to provision adjustments. Excluding the impact of these adjustments to deferred tax expense, the effective income tax rates were 32.9% and 33.3% in the third quarter and nine-month period of fiscal 2018, respectively.

Net Income.  Net income was $6,542 in the third quarter of fiscal 2018 compared to $6,015 in the third quarter of the prior year. The third quarter of fiscal 2018 includes a $574 reduction in deferred tax expense as a result of the impact of the reduced federal tax rate on return to provision adjustments. Excluding this item from the third quarter of fiscal 2018, net income decreased 1% in the third quarter of fiscal 2018 compared to the prior year primarily due to higher operating and administrative expenses partially offset by the favorable impact of a reduction in the fiscal 2018 estimated effective tax rate to 33.3% as a result of the Tax Act.

Net income was $19,070 in the nine-month period of fiscal 2018 compared to $16,117 in the nine-month period of the prior year. Fiscal 2018 includes a $3,300 reduction in deferred tax expense as a result of the Tax Act and related return to provision adjustments. Excluding this item, net income decreased 2% in the nine-month period of fiscal 2018 compared to the prior year primarily due to higher operating and administrative expenses partially offset by the favorable impact of a reduction in the fiscal 2018 estimated effective tax rate to 33.3% as a result of the Tax Act.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.  As no material uncertain tax positions remain in the Company’s financial condition and results of operations, the Company has updated its critical accounting policies to exclude accounting for uncertain tax positions. As of April 28, 2018, there have been no other changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $31,723 in the nine-month period of fiscal 2018 compared to $26,262 in the corresponding period of the prior year.  The increase in net cash provided by operating activities in fiscal 2018 was primarily due to changes in working capital and net income adjusted for non-cash expenses including depreciation and amortization, share-based compensation and deferred taxes. Working capital changes, including Other assets and Other liabilities, decreased net cash provided by operating activities in fiscal 2018 by $8,118 and decreased net cash provided by operating activities in fiscal 2017 by $11,800. The decreased impact of working capital is due primarily to changes in income taxes receivable/payable as a result of the timing of estimated tax payments in fiscal 2017 partially offset by a decrease in pension liabilities due to the Company's $6,510 contribution to its pension plans in the third quarter of fiscal 2018 compared to a $3,000 contribution in the fourth quarter of fiscal 2017.

During the nine-month period of fiscal 2018, Village used cash to fund capital expenditures of $21,883, dividends of $9,656, investments in notes receivable related to New Market Tax Credit financing of $4,835 and additional investments of $1,703 in notes receivable from Wakefern, net of proceeds received on matured notes.  Capital expenditures primarily include costs associated with the construction of a new store in Bronx, New York, several smaller remodels and various technology upgrades.

At April 28, 2018, the Company had $46,383 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $23,597 that mature on February 15, 2019 and $22,786 that mature on August 15, 2022. On August 15, 2017, notes receivable due from Wakefern of $22,142 that earned interest at the prime rate plus .25% matured.  The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has revised its budgeted capital expenditures upward from prior estimates to approximately $40,000 for fiscal 2018 due to the acceleration of several remodels.  Planned expenditures include construction of a new store in the Bronx, New York, two major remodels, several smaller remodels and various technology upgrade projects. The Company’s primary sources of liquidity in fiscal 2018 are expected to be cash and cash equivalents on hand at April 28, 2018, operating cash flow generated in fiscal 2018 and funding through the New Markets Tax Credit program as described in note 8 to the unaudited consolidated financial statements.

Working capital was $77,480 at April 28, 2018 compared to $85,279 at July 29, 2017. Working capital ratios at the same dates were 1.81 and 1.89 to 1, respectively.  The decrease in working capital in fiscal 2018 compared to fiscal 2017 is due primarily to the Company's $6,510 contribution to its pension plans in the third quarter of fiscal 2018 compared to a $3,000 contribution in the fourth quarter of fiscal 2017. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at April 28, 2018 or July 29, 2017 under the new or superseded facility, respectively.

There have been no other substantial changes as of April 28, 2018 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.

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

•	We expect same store sales to range from a decrease of .25% to an increase of .75% in fiscal 2018. We expect sales trends to be negatively impacted by several local competitor store openings.

•
Village has revised its budgeted capital expenditures upward from prior estimates to approximately $40,000 for fiscal 2018 due to the acceleration of several remodels.  Planned expenditures include construction of a new store in the Bronx, New York, two major remodels, several smaller remodels and various technology upgrade projects.

•	The Board’s current intention is to continue to pay quarterly dividends in 2018 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•
Excluding the $3,300 reduction in income tax expense related to revaluation of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act, we expect our effective income tax rate in fiscal 2018 to be in the range of 33.0% - 34.0%.

•	We expect operating expenses will be affected by increased costs in certain areas, such as medical and other fringe benefit costs.

•
We expect approximately $100 of net periodic pension costs in fiscal 2018 related to the four Company sponsored defined benefit pension plans. As of April 28, 2018, the Company has contributed $6,510 to its pension plans in fiscal 2018.  The Company does not expect to make additional contributions to fund its pension plans during fiscal 2018.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 28, 2018, the Company had demand deposits of $58,042 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 28, 2018, the Company had $46,383 in notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $23,597 that mature on February 15, 2019 and $22,786 that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: June 7, 2018	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 7, 2018	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)