Form 10-K
period 2018-07-28
VILLAGE SUPER MARKET INC
filed 2018-10-11
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 28, 2018

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

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and " emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $189.7 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 27, 2018, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 10, 2018

Class A common stock, no par value	10,078,896 Shares
Class B common stock, no par value	4,303,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2018 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 14, 2018 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
PART I
(All dollar amounts are in thousands, except per share and per square foot data).

ITEM I.   BUSINESS

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.   For almost all of fiscal 2018, Village operated a chain of 29 ShopRite supermarkets, eighteen of which are located in northern New Jersey, eight in southern New Jersey, two in Maryland and one in northeastern Pennsylvania. In addition, on June 28, 2018 Village opened a 53,000 sq. ft. (31,000 selling sq. ft.) store in the Bronx, New York City.   The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

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

During fiscal 2018, sales per store were $55,450 and sales per average square foot of selling space were $1,188, excluding the Bronx store.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.

Below is a summary of the range of store sizes at July 28, 2018:

Total Square Feet	Number of Stores

Greater than 60,000	15
50,001 to 60,000	8
40,000 to 50,000	5
Less than 40,000	2
Total	30

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit. Certain of our stores include a Village Food Garden, featuring a restaurant style kitchen and a wide variety of store prepared specialty foods for both take-home and in-store dining.

Village also has on-site registered dieticians in nineteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program.  Expanded services such as a culinary classroom, fitness studio and a learning and childcare center have been incorporated into certain new and expanded stores.

We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2018	2017	2016
Groceries	36.3%	36.3%	36.1%
Dairy and Frozen	16.9	16.8	17.0
Produce	12.1	12.1	12.1
Meats	9.9	10.0	10.2
Non-Foods	8.3	8.4	8.4
Deli and Prepared Food	7.2	7.0	6.8
Pharmacy	4.3	4.5	4.5
Seafood	2.5	2.4	2.4
Bakery	2.1	2.1	2.1
Liquor	0.4	0.4	0.4
	100%	100%	100%

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

Village has budgeted $40 million for capital expenditures for fiscal 2019.  Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades.

In fiscal 2018, Village completed construction of the Bronx, New York store, several minor remodels and various technology, equipment and facility upgrades.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.8% of Wakefern’s outstanding stock as of July 28, 2018.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 350 supermarkets and other retail formats, including 98 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 11.7% of sales in fiscal 2018.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, including shoprite.com and ShopRite smart phone apps, and other store services.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2018 and 2017.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite, The Fresh Grocer or Dearborn Market supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Wakefern does not prescribe geographical franchise areas to its members.  The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite, PriceRite, The Fresh Grocer or Dearborn Market names are, however, subject to the approval of Wakefern's Site Development Committee.  This committee is composed of persons who are not employees or members of Wakefern.  Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors.  Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $27,093 at

July 28, 2018.  The total amount of debt outstanding from all capital pledges to Wakefern is $114 at July 28, 2018.  The maximum per store capital contribution was $925 in both fiscal 2018 and 2017.

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

LABOR

As of July 28, 2018, the Company employed approximately 6,742 persons with approximately 74% working part-time.  Approximately 89% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between March 2019 and October 2023.  Approximately 19% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

COMPETITION

The supermarket business is highly competitive and characterized by narrow profit margins.  Village competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Some of the Company's principal competitors include Acme, Aldi, Amazon, BJs, Costco, Foodtown, Giant, Kings, Lidl, Safeway, Stop & Shop, Target, Wal-Mart, Wegmans, Weis and Whole Foods. Competition with these outlets is based on price, store location, convenience, promotion, product assortment, quality and service.  Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 28, 2018, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining 24 supermarkets (containing 1,358,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Sixteen of these leased stores are located in shopping centers and the remaining eight are freestanding stores.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 28, 2018 was approximately $17,670.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.   LEGAL PROCEEDINGS

Superstorm Sandy devastated the area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable. Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in fiscal 2016. Any further proceeds recovered will be recognized as they are received. As of July 28, 2018, Village has collected $3,583.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

2018	High	Low
4th Quarter	$31.28	$27.19
3rd Quarter	27.79	22.50
2nd Quarter	25.92	22.67
1st Quarter	25.80	22.90
2017	High	Low
4th Quarter	$27.05	$23.96
3rd Quarter	31.03	25.98
2nd Quarter	36.39	29.90
1st Quarter	32.84	30.02

As of October 1, 2018, there were approximately 790 holders of Class A common stock.

During fiscal 2018, Village paid cash dividends of $12,878.  Dividends in fiscal 2018 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2017, Village paid cash dividends of $12,788.  Dividends in fiscal 2017 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2016 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 28, 2018		July 29, 2017	July 30, 2016		July 25, 2015		July 26, 2014
Sales	$1,612,015		$1,604,574	$1,634,904		$1,583,789		$1,518,636
Net income	25,080	(1)	22,921	25,044	(2)	30,620	(3)	5,045	(4)
Net income as a % of sales	1.56%		1.43%	1.53%		1.93%		0.33%
Net income per share:
Class A common stock:
Basic	$1.95		$1.80	$1.98		$2.44		$0.41
Diluted	1.74		1.60	1.77		2.16		0.36
Class B common stock:
Basic	1.27		1.16	1.29		1.58		0.26
Diluted	1.27		1.16	1.29		1.58		0.26
Cash dividends per share:
Class A	1.00		1.00	1.00		1.00		1.00
Class B	0.65		0.65	0.65		0.65		0.65

At year-end
Total assets	$481,590		$455,225	$450,254		$431,889		$457,412
Long-term debt	48,186		42,646	43,561		44,425		45,242
Working capital	89,201		85,279	60,538		41,760		16,782
Shareholders’ equity	303,145		286,820	271,735		252,767		233,136
Book value per share	21.08		19.93	19.20		17.84		16.59

Other data
Same store sales trend (5)	0.2%		0.0%	1.4%		2.1%		0.2%
Total square feet	1,770,000		1,717,000	1,717,000		1,717,000		1,700,000
Average total sq. ft. per store	59,000		59,000	59,000		59,000		59,000
Selling square feet	1,384,000		1,353,000	1,353,000		1,353,000		1,339,000
Sales per average square foot of selling space (6)	$1,188		$1,186	$1,208		$1,177		$1,153
Number of stores	30		29	29		29		29
Sales per average number of stores (6)	$55,450		$55,330	$56,376		$54,613		$52,367
Capital expenditures and acquisitions	35,464		27,726	19,971		23,517		50,322

(1) Includes a $3,300 reduction in deferred tax expense as a result of the Tax Cuts and Jobs Act, an $822 (net of tax non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store.
(2) Includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy.
(3) Includes a charge to write-off insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store and a tax benefit of $6,452 related to settlement of a dispute with the New Jersey Division of Taxation, net of interest and penalties accrued prior to settlement.

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
(5) New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2017 and 2016 excludes the impact of the 53rd week in fiscal 2016.
(6) Amounts for the year ended July 28, 2018 exclude results of the store opened in the Bronx, New York on June 28, 2018.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2018
Sales	$386,474	$417,382	$394,608	$413,551	$1,612,015
Gross profit	103,879	112,285	108,877	113,961	439,002
Net income	3,016	9,511	6,542	6,011	25,080
Net income per share:
Class A common stock:
Basic	0.23	0.74	0.51	0.47	1.95
Diluted	0.21	0.66	0.45	0.42	1.74
Class B common stock:
Basic	0.15	0.48	0.33	0.30	1.27
Diluted	0.15	0.48	0.33	0.30	1.27

2017
Sales	$389,692	$412,215	$391,984	$410,683	$1,604,574
Gross profit	104,648	111,238	108,336	112,489	436,711
Net income	4,109	5,992	6,015	6,805	22,921
Net income per share:
Class A common stock:
Basic	0.32	0.47	0.47	0.53	1.80
Diluted	0.29	0.42	0.42	0.47	1.60
Class B common stock:
Basic	0.21	0.31	0.30	0.34	1.16
Diluted	0.21	0.31	0.30	0.34	1.16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 ShopRite supermarkets in New Jersey, Maryland, northeastern Pennsylvania and New York City. On June 28, 2018 Village opened a 53,000 sq. ft. (31,000 selling sq. ft.) store in the Bronx, New York City.  Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

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

Village also has on-site registered dieticians in nineteen stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program.  We have thirteen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

 The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2018 and 2017 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 28, 2018	July 29, 2017
Sales	100.00%	100.00%
Cost of sales	72.77%	72.78%
Gross profit	27.23%	27.22%
Operating and administrative expense	23.61%	23.15%
Depreciation and amortization	1.55%	1.53%
Operating income	2.07%	2.54%
Interest expense	(0.28)%	(0.28)%
Interest income	0.24%	0.18%
Income before income taxes	2.03%	2.44%
Income taxes	0.48%	1.01%
Net income	1.55%	1.43%

SALES

Sales were $1,612,015 in fiscal 2018, an increase of $7,441, or 0.5% from fiscal 2017. Sales increased due to the opening of the Bronx, New York City store on June 28, 2018 and a same store sales increase of 0.2%. Same store sales increased due primarily to continued growth in recently remodeled and expanded stores, inflation and increased promotional spending. These increases were offset primarily by two competitor store openings. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT

Gross profit as a percentage of sales increased .01% in fiscal 2018 compared to fiscal 2017. Increased departmental gross margin percentages (.07%) and more favorable product mix (.09%) were offset by decreased patronage dividends (.04%) and higher promotional spending (.10%).

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased .46% in fiscal 2018 compared to fiscal 2017. Operating and administrative expense as a percentage of sales increased due primarily to payroll investments in service departments and training (.19%), internal payroll (.04%) and non-recurring external consulting fees (.09%) related to a launch of operational proficiency initiatives, pre-opening costs for the Bronx, New York store (.06%), non-recurring assessments from Wakefern (.08%) and increased occupancy costs including snow removal (.05%). These increases were partially offset by a non-recurring credit accrued related to multi-employer pension benefits (.08%).

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $24,999 and $24,482 in fiscal 2018 and 2017, respectively. Depreciation and amortization expense increased in fiscal 2018 compared to the prior year due to depreciation related to capital expenditures.

INTEREST EXPENSE

Interest expense was $4,460 and $4,452, in fiscal 2018 and 2017, respectively. Interest expense was flat in fiscal 2018 compared to fiscal 2017.

INTEREST INCOME

Interest income was $3,845 and $2,841 in fiscal 2018 and 2017, respectively. Interest income increased in fiscal 2018 compared to fiscal 2017 due primarily to higher amounts invested and higher interest rates earned on notes receivable from Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 23.6% and 41.4% in fiscal 2018 and 2017, respectively.

The effective tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act made significant changes to the U.S tax code that affected our fiscal year ended July 28, 2018, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property.

For the fiscal year ended July 28, 2018 the Company had a blended federal corporate tax rate of 26.9% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal tax rate, the Company recognized a decrease in its net deferred tax liabilities of $3,300 in fiscal 2018, with a corresponding reduction to deferred income tax expense. Excluding the impact of these adjustments to deferred tax expense, the effective income tax rate was 33.7% in fiscal 2018.

NET INCOME

Net income was $25,080 in fiscal 2018 compared to $22,921 in fiscal 2017.  Fiscal 2018 includes a $3,300 reduction in deferred tax expense as a result of the Tax Act, an $822 (net of tax) non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store. Excluding these items, net income decreased 2% in fiscal 2018 compared to the prior year primarily due to higher operating and administrative expenses partially offset by the favorable impact of a reduction in the fiscal 2018 effective tax rate to 33.7% as a result of the Tax Act.

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

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 28, 2018. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $11,937 and $12,655 at July 28, 2018 and July 29, 2017, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 28, 2018 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.99% at July 28, 2018 compared to 3.60% at July 29, 2017. Changes in the discount rate and the mortality table utilized decreased the projected benefit obligation by approximately $1,878 at July 28, 2018. Village evaluated the expected increase in compensation costs of 4.50% and concluded no changes in this assumptions was necessary in estimating pension plan obligations and expense. In fiscal 2018, the Company transitioned to a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans funded status increases.  Based on the Company’s transition to an LDI strategy, the Company assumed a 6.50% long-term rate of return on plan assets for fiscal 2018.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$8,714	$(10,926)	$466	$(744)
Expected return on assets	+ / - 1.0%	$—	—	$592	$(592)

Village contributed $6,510 and $3,000 in fiscal 2018 and 2017, respectively, to these Company-sponsored pension plans. Village expects to contribute $3,000 in fiscal 2019 to these plans. Substantially all contributions in 2018 and 2017 are voluntary contributions.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the Consolidated Financial Statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $58,884 in fiscal 2018 compared to $46,153 in fiscal 2017. Net cash provided by operating activities was generated primarily by changes in working capital and net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO.

Working capital changes, including Other assets and Other liabilities, increased net cash provided by operating activities in fiscal 2018 by $6,466 and decreased net cash provided by operating activities in fiscal 2017 by $6,551. This change is due primarily to changes in income taxes receivable/payable as a result of the timing of estimated tax payments, lower merchandise inventories and increased accounts payable due primarily to timing of payments. These increases were partially offset by a decrease in pension liabilities due to the Company's $6,510 contribution to its pension plans in fiscal 2018 compared to a $3,000 contribution in fiscal 2017.

During fiscal 2018, Village used cash to fund capital expenditures of $35,464, dividends of $12,878, investments in notes receivable related to New Market Tax Credit financing of $4,835, treasury stock purchases of $632 and additional investments of $2,401 in notes receivable from Wakefern, net of proceeds received on matured notes. See further discussion on the New Markets Tax Credit program in note 4 to the consolidated financial statements. Capital expenditures primarily includes costs associated with the construction of the Bronx, New York store, several minor remodels and various technology, equipment and facility upgrades.

During fiscal 2017, Village used cash to fund capital expenditures of $27,726, dividends of $12,788, treasury stock purchases of $4,081 and invested an additional $1,945 in notes receivable from Wakefern. Capital expenditures primarily includes costs associated with the completion for the remodel of the Chester, New Jersey store, several smaller remodels of other existing stores and certain energy efficient lighting projects.

LIQUIDITY and DEBT

Working capital was $89,201 and $85,279 at July 28, 2018 and July 29, 2017, respectively. Working capital ratios at the same dates were 1.88 and 1.89 to one, respectively. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted $40 million for capital expenditures for fiscal 2019.  Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2019 are expected to be cash and cash equivalents on hand at July 28, 2018 and operating cash flow generated in fiscal 2019.

At July 28, 2018, the Company had $47,081 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $23,952 that mature on February 15, 2019 and $23,129 that mature on August 15, 2022. On August 15, 2017, notes receivable due from Wakefern of $22,142 that earned interest at the prime rate plus .25% matured.  The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 28, 2018, Village had demand deposits invested at Wakefern in the amount of $63,413. These deposits earn overnight money market rates.

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at July 28, 2018 or July 29, 2017 under the new or superseded facility, respectively.

During fiscal 2018, Village paid cash dividends of $12,878.  Dividends in fiscal 2018 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•	We expect the same store sales increase to range from .5% to 2.5% in fiscal 2019.

•
We have budgeted $40,000 for capital expenditures in fiscal 2019.  Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades.

•	The Board’s current intention is to continue to pay quarterly dividends in 2019 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•
We expect our effective income tax rate in fiscal 2019 to be in the range of 30% - 31%. The reduction in the expected effective income tax rate is due primarily to realizing the full impact of the 21% federal corporate tax rate as a result of the Tax Cuts and Jobs Act, partially offset by New Jersey Assembly Bill 4202 which will temporarily increase the New Jersey corporate tax rate to 11.5% for fiscal 2019.

•	We expect operating expenses will be affected by spends on operational proficiency initiatives and increased costs in certain areas, such as medical and other fringe benefit costs.

•
We expect approximately $1,300 of net periodic pension costs in fiscal 2019 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2019.

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

•
The Company’s stores are concentrated in New Jersey, with two stores in Maryland, one in northeastern Pennsylvania and one in New York City. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, unemployment rates and changing demographics may adversely affect our sales and profits.

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

•
Approximately 89% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 28, 2018, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $114. The maximum per store investment, which is currently $925, increased by $25 in fiscal 2017, resulting in an additional investment of $626. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the Consolidated Financial Statements.

At July 28, 2018, the Company had $47,081 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $23,952 that mature on February 15, 2019 and $23,129 that mature on August 15, 2022. On August 15, 2017, notes receivable due from Wakefern of $22,142 that earned interest at the prime rate plus .25% matured.  The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 28, 2018, Village had demand deposits invested at Wakefern in the amount of $63,413. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,322. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688 in both fiscal 2018 and 2017. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,455 in both fiscal 2018 and 2017.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	July 28, 2018	July 29, 2017
ASSETS
Current Assets
Cash and cash equivalents	$96,108	$87,435
Merchandise inventories	39,413	41,852
Patronage dividend receivable	11,937	12,655
Notes receivable from Wakefern	23,952	22,118
Income taxes receivable	87	1,742
Other current assets	19,401	15,670

Total current assets	190,898	181,472

Notes receivable from Wakefern	23,129	22,562
Property, equipment and fixtures, net	214,566	204,440
Investment in Wakefern	27,093	27,093
Goodwill	12,057	12,057
Other assets	13,847	7,601

Total assets	$481,590	$455,225

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$764	$652
Notes payable to Wakefern	114	292
Accounts payable to Wakefern	61,798	59,556
Accounts payable and accrued expenses	19,080	17,279
Accrued wages and benefits	18,620	17,810
Income taxes payable	1,321	604

Total current liabilities	101,697	96,193

Long-term debt
Capital and financing lease obligations	41,768	42,532
Notes payable to Wakefern	—	114
Notes payable related to New Markets Tax Credit	6,418	—

Total long-term debt	48,186	42,646

Pension liabilities	8,482	15,194
Other liabilities	20,080	14,372

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,575 shares at July 28, 2018 and 10,562 shares at July 29, 2017	61,678	57,852
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at July 28, 2018 and July 29, 2017	699	699
Retained earnings	258,104	244,308
Accumulated other comprehensive loss	(8,185)	(7,406)
Less treasury stock, Class A, at cost: 496 shares at July 28, 2018 and 477 shares at July 29, 2017	(9,151)	(8,633)

Total shareholders’ equity	303,145	286,820

Total liabilities and shareholders' equity	$481,590	$455,225
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Years ended
	July 28, 2018	July 29, 2017

Sales	$1,612,015	$1,604,574
Cost of sales	1,173,013	1,167,863

Gross profit	439,002	436,711

Operating and administrative expense	380,550	371,495
Depreciation and amortization	24,999	24,482

Operating income	33,453	40,734

Interest expense	(4,460)	(4,452)
Interest income	3,845	2,841

Income before income taxes	32,838	39,123
Income taxes	7,758	16,202

Net income	$25,080	$22,921

Net income per share:
Class A common stock:
Basic	$1.95	$1.80
Diluted	$1.74	$1.60

Class B common stock:
Basic	$1.27	$1.16
Diluted	$1.27	$1.16

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Years ended
	July 28, 2018	July 29, 2017

Net income	$25,080	$22,921

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	409	794
Pension remeasurement, net of tax (2)	(218)	4,568
Pension settlement loss, net of tax (3)	624	571
Reclassification due to the adoption of ASU 2018-02	(1,594)	—
Total other comprehensive (loss) income	(779)	5,933

Comprehensive income	$24,301	$28,854

(1)	Amounts are net of tax of $160 and $549 for 2018 and 2017, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amounts are net of tax of $86 and $3,106 for 2018 and 2017, respectively.

(3)	Amounts are net of tax of $242 and $394 for 2018 and 2017, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 28, 2018 and July 29, 2017
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 30, 2016	10,190	55,196	4,319	701	234,175	(13,339)	353	(4,998)	271,735
Net income	—	—	—	—	22,921	—	—	—	22,921
Other comprehensive income, net of tax of $4,049	—	—	—	—	—	5,933	—	—	5,933
Dividends	—	—	—	—	(12,788)	—	—	—	(12,788)
Exercise of stock options	—	366	—	—	—	—	(31)	446	812
Treasury stock purchases	—	—	—	—	—	—	155	(4,081)	(4,081)
Restricted shares forfeited	(5)	(102)	—	—	—	—	—	—	(102)
Share-based compensation expense	362	3,236	—	—	—	—	—	—	3,236
Net tax deficit from exercise of stock options and restricted share vesting	—	(846)	—	—	—	—	—	—	(846)
Conversion of Class B shares to Class A shares	15	2	(15)	(2)	—	—	—	—	—
Balance, July 29, 2017	10,562	57,852	4,304	699	244,308	(7,406)	477	(8,633)	286,820
Net income	—	—	—	—	25,080	—	—	—	25,080
Other comprehensive income, net of tax of $316	—	—	—	—	1,594	(779)	—	—	815
Dividends	—	—	—	—	(12,878)	—	—	—	(12,878)
Exercise of stock options	—	111	—	—	—	—	(8)	114	225
Treasury stock purchases	—	—	—	—	—	—	27	(632)	(632)
Restricted shares forfeited	(8)	(59)	—	—	—	—	—	—	(59)
Share-based compensation expense	21	3,774	—	—	—	—	—	—	3,774
Balance, July 28, 2018	10,575	$61,678	4,304	$699	$258,104	$(8,185)	496	$(9,151)	$303,145

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended
	July 28, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,080	$22,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,999	24,482
Non-cash share-based compensation	3,715	3,134
Deferred taxes	(1,050)	2,279
Provision to value inventories at LIFO	(176)	(112)
Gain on sale of property, equipment and fixtures	(150)	—

Changes in assets and liabilities:
Merchandise inventories	2,615	271
Patronage dividend receivable	718	530
Accounts payable to Wakefern	2,242	370
Accounts payable and accrued expenses	2,139	111
Accrued wages and benefits	810	1,497
Income taxes receivable / payable	2,377	(7,957)
Other assets and liabilities	(4,435)	(1,373)

Net cash provided by operating activities	58,884	46,153

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35,464)	(27,726)
Proceeds from the sale of assets	150	—
Investment in notes receivable from Wakefern	(24,573)	(1,945)
Maturity of notes receivable from Wakefern	22,172	—
Investment in notes receivable related to New Markets Tax Credit financing	(4,835)	—
Net cash used in investing activities	(42,550)	(29,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	225	812
Excess tax benefit related to share-based compensation	5	83
Proceeds from New Markets Tax Credit financing	6,860	—
Debt issuance costs	(297)	—
Principal payments of long-term debt	(944)	(1,452)
Dividends	(12,878)	(12,788)
Treasury stock purchases, including shares surrendered for withholding taxes	(632)	(4,081)

Net cash used in financing activities	(7,661)	(17,426)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,673	(944)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,435	88,379

CASH AND CASH EQUIVALENTS, END OF YEAR	$96,108	$87,435

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,460	$4,452
Income taxes	6,420	21,590

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data).

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 ShopRite supermarkets in New Jersey, eastern Pennsylvania, Maryland and New York City. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite name.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2018 and 2017 contain 52 weeks.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, pension accounting assumptions, accounting for contingencies and the impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Merchandise sales are recognized at the point of sale to the customer. Sales tax is excluded from revenue. Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as the products are sold.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $8,227 and $7,641 at July 28, 2018 and July 29, 2017, respectively. Included in cash and cash equivalents at July 28, 2018 and July 29, 2017 are $63,413 and $60,037, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 65% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,234 and $14,410 higher than reported in fiscal 2018 and 2017, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

Depreciation is provided on a straight-line basis over estimated useful lives of thirty years for buildings, ten years for store fixtures and equipment, and three years for computer equipment, shopping carts and vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the estimated useful lives of the related assets.

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

Leases

Leases that meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight-line basis over the shorter of the related lease terms or the estimated useful lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to effect constant rates of interest over the terms of the leases. Leases that do not qualify as capital leases are classified as operating leases. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease. Deferred rent obligations of $13,259 and $6,790 at July 28, 2018 and July 29, 2017, respectively, were classified within Other liabilities in the consolidated balance sheets.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,514 and $11,824 in fiscal 2018 and 2017, respectively.

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

Goodwill

Goodwill is tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Village operates as a single reporting unit for purposes of evaluating goodwill for impairment and considers earnings multiples and other valuation techniques to measure fair value, in addition to the value of the Company’s stock.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$18,925	$5,447	$17,354	$5,025
Conversion of Class B to Class A shares	5,447	—	5,025	—
Effect of share-based compensation on allocated net income	—	—	25	(4)
Net income allocated, diluted	$24,372	$5,447	$22,404	$5,021

Denominator:
Weighted average shares outstanding, basic	9,717	4,304	9,663	4,314
Conversion of Class B to Class A shares	4,304	—	4,314	—
Dilutive effect of share-based compensation	—	—	27	—
Weighted average shares outstanding, diluted	14,021	4,304	14,004	4,314

Net income per share is as follows:

	2018		2017
	Class A	Class B	Class A	Class B
Basic	$1.95	$1.27	$1.80	$1.16
Diluted	$1.74	$1.27	$1.60	$1.16

Outstanding stock options to purchase Class A shares of 9 and 376 were excluded from the calculation of diluted net income per share at July 28, 2018 and July 29, 2017, respectively, as a result of their anti-dilutive effect. In addition, 356 and 361 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 28, 2018 and July 29, 2017, respectively, due to their anti-dilutive effect.

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

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt the new standard using the full retrospective approach in the first quarter of fiscal 2019. The standard will not affect consolidated net income, the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows. Upon adoption of the standard in the first quarter of fiscal 2019, certain other income streams, including ShopRite from Home service fees and gift card and lottery commissions, that are currently presented as a reduction in operating expenses will be reclassified to Sales. We expect the impact of this reclassification to be immaterial to the Consolidated Statements of Operations.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income." This guidance allows a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive loss at that time. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. The Company early adopted this ASU in the fourth quarter of fiscal 2018 and reclassified $1,594 of stranded deferred tax benefits from accumulated other comprehensive loss to retained earnings.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance modifies disclosure requirements for defined benefit plans. This guidance is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2018-14 on its consolidated financial statement disclosures.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 28, 2018	July 29, 2017
Land and buildings	$106,614	$105,211
Store fixtures and equipment	273,345	253,227
Leasehold improvements	116,699	104,946
Leased property under capital leases	25,211	25,211
Construction in progress	2,641	2,288
Vehicles	4,138	3,240

Total property, equipment and fixtures	528,648	494,123
Accumulated depreciation	(304,593)	(281,216)
Accumulated amortization of property under capital and financing leases	(9,489)	(8,467)

Property, equipment and fixtures, net	$214,566	$204,440

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.8% of the outstanding shares of Wakefern at July 28, 2018. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2018 and 2017. The Company also has an investment of approximately 7.8% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 28, 2018, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $114, all of which is due in fiscal 2019. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $28,536 and $30,048 in fiscal 2018 and 2017, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $33,037 and $32,135 from Wakefern in fiscal 2018 and 2017, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

 At July 28, 2018, the Company had $47,081 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $23,952 that mature on February 15, 2019 and $23,129 that mature on August 15, 2022. On August 15, 2017, notes receivable due from Wakefern of $22,142 that earned interest at the prime rate plus .25% matured.  The Company invested $22,000 of the proceeds received in variable rate notes receivable from Wakefern that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 28, 2018, the Company had demand deposits invested at Wakefern in the amount of $63,413. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $3,806 and $2,841 in fiscal 2018 and 2017, respectively.

NOTE 4 — DEBT

Effective November 9, 2017, the Company entered into a credit agreement that amends, restates and supersedes in its entirety the loan agreement dated September 16, 1999 and all amendments to that agreement. The agreement maintains Village's unsecured revolving line of credit providing a maximum amount available for borrowing of $25,000, and extends the credit agreement to December 31, 2020.  The revolving credit line can be used for general corporate purposes. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement continues to provide for up to $3,000 of letters of credit ($129 outstanding at July 28, 2018), which secure obligations for construction performance guarantees to municipalities. The credit agreement continues to contain covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. The Company was in compliance with all covenants of the credit agreement at July 28, 2018. There were no amounts outstanding at July 28, 2018 or July 29, 2017 under the new or superseded facility.

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

The Investment Fund then contributed the proceeds to a CDE, which, in turn, loaned combined funds of $6,563, net of debt issuance costs, to Village Super Market of NY, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.000% per year with a maturity date of December 31, 2051. These loans are secured by the leasehold improvements and equipment related to the construction of the Bronx store. Repayment of the loans commences in March 2025. The proceeds of the loans from the CDE were used to partially fund the construction of the Bronx store. The Notes payable related to New Markets Tax Credit, net of debt issuance costs, are recorded in Long-term debt in the consolidated balance sheets.

The NMTC is subject to 100% recapture for a period of seven years. The Company is required to be in compliance with various regulations and contractual provisions that apply to the New Markets Tax Credit arrangement. Noncompliance could result in Wells Fargo's projected tax benefits not being realized and, therefore, require the Company to indemnify Wells Fargo for any loss or recapture of NMTCs. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement. The transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Wells Fargo's interest in the Investment Fund. The value attributed to the put/call is de minimis. We believe that Wells Fargo will exercise the put option in December 2024, at the end of the recapture period, that will result in a net benefit to the Company of $1,728. The Company is recognizing the net benefit over the seven-year compliance period in Operating and administrative expense.

NOTE 5 — INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. Government. The Tax Act made significant changes to the U.S. tax code that affected the Company's fiscal year ending July 28, 2018, including, but not limited to, reducing the U.S. federal corporate statutory income tax rate from 35.0% to 21.0% effective January 1, 2018, and introducing bonus depreciation that allows for full expensing of qualified property.

As the Company’s fiscal year ended on July 28, 2018, the Company’s U.S. federal corporate statutory income tax rate is subject to a full year blended tax rate of 26.9% for fiscal 2018, and 21.0% for subsequent fiscal years. As a result of the decrease in the U.S. federal corporate statutory rate, deferred tax balances were remeasured based on the rates at which they are expected to reverse in the future. In the 52 weeks ended July 28, 2018, a benefit of $3,300 was recognized related to the remeasurement of the Company’s deferred tax balances, which is included in Income taxes on the consolidated statements of operations.

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

The components of the provision for income taxes are:

	2018	2017
Federal:
Current	$5,546	$10,018
Deferred	(915)	2,167

State:
Current	3,262	3,906
Deferred	(135)	111

	$7,758	$16,202

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 28, 2018	July 29, 2017
Deferred tax assets:
Leasing activities	$7,396	$8,115
Federal benefit of uncertain tax positions	182	304
Compensation related costs	2,795	2,543
Pension costs	1,673	6,410
Other	456	729

Total deferred tax assets	12,502	18,101

Deferred tax liabilities:
Tax over book depreciation	13,557	17,603
Patronage dividend receivable	3,281	5,164
Investment in partnerships	1,030	1,479
Other	47	—

Total deferred tax liabilities	17,915	24,246

Net deferred tax liability	$(5,413)	$(6,145)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 28, 2018 and July 29, 2017:

	2018	2017
Other assets	646	611
Other liabilities	(6,059)	(6,756)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 28, 2018 and July 29, 2017.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2018	2017
Statutory federal income tax rate	26.9%	35.0%
State income taxes, net of federal tax benefit	7.0%	6.2%
Deferred tax revaluation due to Tax Act	(10.0)%	—%
Other	(0.3)%	0.2%

Effective income tax rate	23.6%	41.4%

The New Jersey Division of Taxation is currently auditing tax years 2011 through 2015 for all applicable entities and tax years 2000 through 2014 related to a settlement agreement reached in February 2015 regarding nexus of certain subsidiaries. Additionally, the Company's fiscal 2014 through 2016 federal tax returns are currently under audit. The Company is open to examination by the remaining relevant tax authorities with varying statutes of limitations, generally ranging from three to four years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2018	2017
Balance at beginning of year	$648	$631
Additions based on tax positions related to prior periods	—	17

Balance at end of year	$648	$648

Unrecognized tax benefits at July 28, 2018 and July 29, 2017 include tax positions of $585 and $585 (net of federal benefit), respectively, that would reduce the Company’s effective income tax rate, if recognized in future periods.

Although the outcome and timing are uncertain, the Company anticipates that the balance of gross unrecognized tax benefits will reverse during the next twelve months.

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized expense of $50 in fiscal 2017 related to interest and penalties on income taxes. The amount of accrued interest and penalties included in the consolidated balance sheet was $242 at July 28, 2018 and July 29, 2017, respectively.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased 23 stores at July 28, 2018, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 28, 2018:

	Capital and financing leases	Operating leases
2019	$5,001	$12,514
2020	5,173	12,405
2021	5,240	10,927
2022	5,240	8,771
2023	5,305	8,463
Thereafter	49,050	61,727
Minimum lease payments	75,009	$114,807
Less amount representing interest	32,477

Present value of minimum lease payments	42,532

Less current portion	764
	$41,768

The following schedule shows the composition of total rental expense for the following years:

	2018	2017
Minimum rentals	$11,985	$11,153
Contingent rentals	726	668

	$12,711	$11,821

On November 6, 2013, the Company closed the Morris Plains, New Jersey store and opened a 77,000 sq. ft. replacement store in Hanover Township, New Jersey.  The Company recorded a $3,481 charge to Operating and administrative expense in fiscal 2014 for the remaining lease obligations, net of estimated sublease rentals, on the Morris Plains store.  The Company paid $0 and $788 of these costs in fiscal 2018 and 2017, respectively, with no remaining liability as of July 28, 2018.

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688 in both fiscal 2018 and 2017. This lease expires in fiscal 2021 with options to extend at increasing annual rent.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,455 in both fiscal 2018 and 2017.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,322 and $1,316 in fiscal 2018 and 2017, respectively. Both leases contain normal periodic rent increases and options to extend the lease.

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

During fiscal 2015 the Company’s Board of Directors authorized a share repurchase program of up to $5,000 of its Class A Common Stock.  Repurchases may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company made open market purchases totaling $632 and $1,859 under this repurchase program in fiscal 2018 and 2017, respectively, and an additional $2,222 in shares of Class A Common Stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2017.

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,715 and $3,134 in fiscal 2018 and 2017, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,005 and $802 in fiscal 2018 and 2017, respectively.

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

On December 17, 2010, the shareholders of the Company approved the Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company's stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date. Restricted stock awards primarily cliff vest three years from the date of grant. There are 120 shares remaining for future grants under the 2010 Plan.

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

The following table summarizes option activity under all plans for the following years:

	2018		2017
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	384	$27.91	424	$27.77
Granted	—	—	—	—
Exercised	(8)	28.17	(31)	25.75
Forfeited	(30)	28.13	(9)	26.46
Expired	(57)	$25.38	—	$—

Outstanding at end of year	289	$28.38	384	$27.91

Options exercisable at end of year	289	$28.38	371	$27.88

As of July 28, 2018, the weighted-average remaining contractual term of options outstanding and options exercisable was 4.6 years. As of July 28, 2018, the aggregate intrinsic value was $241 for both options outstanding and options exercisable. The total intrinsic value of options exercised was $17 and $204 in fiscal 2018 and 2017, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the weighted-average assumptions in the following table. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	2018		2017
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	361	$27.22	250	$28.77
Granted	21	24.61	362	27.22
Vested	(18)	27.22	(246)	28.77
Forfeited	(8)	26.73	(5)	28.51

Nonvested at end of year	356	$27.08	361	$27.22

The total fair value of restricted shares vested during fiscal 2018 and 2017 was $458 and $6,649, respectively.

As of July 28, 2018, there was $5,274 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Cash received from option exercises under all share-based compensation arrangements was $225 and $812 in fiscal 2018 and 2017, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $5 and $83 in fiscal 2018 and 2017, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2018	2017
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,080	$9,983
Class B common stock	2,798	2,805

	$12,878	$12,788

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

Net periodic pension cost for the four plans include the following components:

	2018	2017
Service cost	$259	$388
Interest cost on projected benefit obligation	2,515	2,424
Expected return on plan assets	(3,280)	(3,684)
Loss on settlement	866	965
Amortization of gains and losses	569	1,343
Net periodic pension cost	$929	$1,436

The Company recognized a settlement loss of $866 and $965 in fiscal 2018 and 2017, respectively, for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost during the year.

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2018	2017
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$71,701	$80,021
Service cost	259	388
Interest cost	2,515	2,424
Benefits paid	(643)	(549)
Settlement	(4,317)	(4,487)
Actuarial loss (gain)	38	(6,096)
Benefit obligation at end of year	$69,553	$71,701

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$56,507	$53,281
Actual return on plan assets	3,014	5,262
Employer contributions	6,510	3,000
Benefits paid	(643)	(549)
Settlements paid	(4,317)	(4,487)
Fair value of plan assets at end of year	61,071	56,507

Funded status at end of year	$8,482	$15,194

Amounts recognized in the consolidated balance sheets:
Pension liabilities	8,482	15,194
Accumulated other comprehensive loss, net of income taxes	8,185	7,406

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$11,388	$12,521

The Company expects approximately $583 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2019.

The accumulated benefit obligations of the four plans were $69,553 and $71,701 at July 28, 2018 and July 29, 2017, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2018	2017
Projected benefit obligation	$67,861	$70,019
Accumulated benefit obligation	67,861	70,019
Fair value of plan assets	59,283	54,557

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2018	2017
Assumed discount rate — net periodic pension cost	3.60%	3.08%
Assumed discount rate — benefit obligation	3.99%	3.60%
Assumed rate of increase in compensation levels	4.5%	4.5%
Expected rate of return on plan assets	6.50%	7.50%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. In fiscal 2018, the Company transitioned to a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans funded status increases. The target allocations for plan assets are 25-35% equity securities, 65-75% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $611 and $636 at July 28, 2018 and July 29, 2017, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 28, 2018			July 29, 2017
Asset Category	Level 1	Assets Measured at NAV	Total	Level 1	Level 2	Total
Cash	$17	$—	$17	$166	$610	$776

Equity securities:
Company stock	611	—	611	636	—	636
Mutual/Collective Trust Funds - U.S. (1)	—	10,213	10,213	—	—	—
Mutual/Collective Trust Funds - International (1)	—	8,337	8,337	—	—	—
U.S. large cap (2)	—	—	—	19,696	1,197	20,893
U.S. small/mid cap (3)	—	—	—	6,644	179	6,823
International (4)	—	—	—	7,187	421	7,608
Emerging markets (5)	—	—	—	1,277	—	1,277

Fixed income securities:
Mutual/Collective Trust Funds - Fixed Income (1)	—	41,893	41,893	—	—	—
U.S. treasuries (6)	—	—	—	9,520	356	9,876
Mortgage-backed (6)	—	—	—	1,783	106	1,889
Corporate bonds (6)	—	—	—	2,931	3,179	6,110
International (7)	—	—	—	619	—	619

Total	$628	$60,443	$61,071	$50,459	$6,048	$56,507

(1)
Includes pools of investments that are measured at fair value using the Net Asset Value (NAV) per share (or its equivalent) practical expedient. The NAV is based on the underlying net assets owned by the fund and the relative interest of each participating investor in the fair value of the underlying assets. The underlying investments are classified as either level 1 or 2 of the fair value hierarchy.

(2)	Includes directly owned securities and mutual funds, primarily low-cost equity index funds not actively managed that track the S&P 500.

(3)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded U.S. common stocks of small and medium cap companies.

(4)	Includes directly owned securities and mutual funds, which invest in diversified portfolios of publicly traded common stocks of large, non-U.S. companies.

(5)	Consists of mutual and exchange traded funds which invest in non-U.S. stocks in emerging markets.

(6)	Includes directly owned securities, mutual funds and exchange traded funds.

(7)	Consists of exchange traded funds which invest in non-U.S. bonds in emerging markets.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2019	$7,336
2020	2,980
2021	2,950
2022	3,000
2023	11,446
2024 - 2028	17,300

The Company expects to contribute $3,000 in cash to all defined benefit pension plans in fiscal 2019.

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

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2017 and 2016 is for the plan’s year-end at December 31, 2017 and December 31, 2016, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2017	2016		July 28, 2018	July 29, 2017	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$779	$762	N/A	October 2020
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,481	3,498	No	October 2023
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,373	$1,314	No	March 2019
Total Contributions					$5,633	$5,574

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2017 and December 31, 2016.

(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2016 and December 31, 2015.

(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2017 and September 30, 2016.

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

(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 28, 2018, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $27,713 and $28,137 in fiscal 2018 and 2017, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $1,260 and $1,132 in fiscal 2018 and 2017, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $820 and $783 in fiscal 2018 and 2017, respectively.

NOTE 9 — COMMITMENTS and CONTINGENCIES
Superstorm Sandy devastated the area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. The Company has property, casualty and business interruption insurance, subject to deductibles and coverage limits. During fiscal 2013, Wakefern began the process of working with our insurers to recover the damages and Village recorded estimated insurance recoveries of $4,913. In October 2013, Wakefern, as the policy holder, filed suit against the carrier seeking payment of the remaining claims due for all Wakefern members. The suit was the result of different interpretations of policy terms, including whether the policy's named storm deductible applied. On October 29, 2014, the Court issued their opinion on the matter in favor of the carrier. Based on this decision and its related impact, the Company concluded that recovery of further proceeds was not probable and recorded a $2,270 charge to operating and administrative expense in the first quarter of fiscal 2015 to write-off the remaining insurance receivable. Wakefern continues to pursue further recovery of uncollected amounts from the carrier and other sources. As a result, the Company received an additional $940 in insurance proceeds in February 2016 which was recognized as a reduction in Operating and administrative expense in fiscal 2016. Any further proceeds recovered will be recognized as they are received. As of July 28, 2018, Village has collected $3,583.

Approximately 89% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between March 2019 and October 2023.  Approximately 19% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Village Super Market, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 28, 2018 and July 29, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 28, 2018 and July 29, 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.

Short Hills, New Jersey
October 10, 2018

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 28, 2018.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2018, in connection with its Annual Meeting scheduled to be held on December 14, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2018, in connection with its Annual Meeting scheduled to be held on December 14, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 28, 2018.  All data relates to the Village Super Market, Inc. 2004, 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	288,527	$28.38	1,320,081

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2018, in connection with its annual meeting scheduled to be held on December 14, 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 29, 2018, in connection with its annual meeting scheduled to be held on December 14, 2018.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 29, 2018, in connection with its annual meeting scheduled to be held on December 14, 2018.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets –July 28, 2018 and July 29, 2017
Consolidated Statements of Operations - years ended July 28, 2018 and July 29, 2017
Consolidated Statements of Comprehensive Income - years ended July 28, 2018 and July 29, 2017
Consolidated Statements of Shareholders' Equity – years ended July 28, 2018 and July 29, 2017
Consolidated Statements of Cash Flows - years ended July 28, 2018 and July 29, 2017
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated November 9, 2017
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*
	14	Code of Ethics*
	21	Subsidiaries of Registrant
	23	Consent of KPMG LLP
	31.1	Certification
	31.2	Certification
	32.1	Certification (furnished, not filed)
	32.2	Certification (furnished, not filed)
	101 INS	XBRL Instance Document*
	101 SCH	XBRL Schema Document*
	101 CAL	XBRL Calculation Linkbase Document*
	101 DEF	XBRL Definition Linkbase Document*
	101 LAB	XBRL Labels Linkbase Document*
	101 PRE	XBRL Presentation Linkbase Document*

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

Form 10-K for 2017: 3.1, 10.2, 10.15, 10.16, 10.17, 14
DEF 14A Proxy Statement filed October 31, 2016: 10.10
Form 10-K for 2014: 10.7
Form 10-Q for April 2014: 10.11, 10.12, 10.13, 10.14
Form 10-Q for April 2013: 10.1
DEF 14A Proxy Statement filed November 1, 2010: 10.9
Form 10-K for 2004: 3.2
DEF 14A proxy statement filed October 25, 2004: 10.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VILLAGE SUPER MARKET, INC.

By:	/s/ Robert P. Sumas	/s/ John Van Orden
	Robert P. Sumas	John Van Orden
	Chief Executive Officer	Chief Financial Officer

Date: October 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 10, 2018	October 10, 2018

/s/ William Sumas	/s/ David C. Judge
William Sumas, Director	David C. Judge, Director
October 10, 2018	October 10, 2018

/s/ John P. Sumas	/s/ Peter Lavoy
John P. Sumas, Director	Peter Lavoy, Director
October 10, 2018	October 10, 2018

/s/ John J. Sumas	/s/ Stephen Rooney
John J. Sumas, Director	Stephen Rooney, Director
October 10, 2018	October 10, 2018

/s/ Nicholas J. Sumas	/s/ John L. Van Orden
Nicholas J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 10, 2018	October 10, 2018

/s/ Kevin Begley	/s/ Luigi Perri
Kevin Begley, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 10, 2018	October 10, 2018