Form 10-Q
period 2018-10-27
VILLAGE SUPER MARKET INC
filed 2018-12-06
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 27, 2018

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 6, 2018

Class A Common Stock, No Par Value	10,070,676 Shares
Class B Common Stock, No Par Value	4,303,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 27, 2018	July 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$88,834	$96,108
Merchandise inventories	39,299	39,413
Patronage dividend receivable	16,288	11,937
Notes receivable from Wakefern	24,330	23,952
Other current assets	20,795	19,488
Total current assets	189,546	190,898

Property, equipment and fixtures, net	216,291	214,566
Notes receivable from Wakefern	23,494	23,129
Investment in Wakefern	28,575	27,093
Goodwill	12,057	12,057
Other assets	13,910	13,847

Total assets	$483,873	$481,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$805	$764
Notes payable to Wakefern	691	114
Accounts payable to Wakefern	57,609	61,798
Accounts payable and accrued expenses	19,355	19,080
Accrued wages and benefits	17,691	18,620
Income taxes payable	4,209	1,321
Total current liabilities	100,360	101,697

Long-term debt
Capital and financing lease obligations	41,547	41,768
Notes payable to Wakefern	787	—
Notes payable related to New Markets Tax Credit	6,356	6,418
Total long-term debt	48,690	48,186

Pension liabilities	8,445	8,482
Other liabilities	19,828	20,080

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,583 shares at October 27, 2018 and 10,575 shares at July 28, 2018	62,499	61,678
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at October 27, 2018 and July 28, 2018	699	699
Retained earnings	261,151	258,104
Accumulated other comprehensive loss	(8,083)	(8,185)
Less treasury stock, Class A, at cost: 518 shares at October 27, 2018 and 496 shares at July 28, 2018	(9,716)	(9,151)
Total shareholders’ equity	306,550	303,145

Total liabilities and shareholders’ equity	$483,873	$481,590

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended
	October 27, 2018	October 28, 2017
Sales	$401,550	$387,340

Cost of sales	289,437	282,548

Gross profit	112,113	104,792

Operating and administrative expense	96,293	93,205

Depreciation and amortization	6,898	6,235

Operating income	8,922	5,352

Interest expense	(1,116)	(1,105)

Interest income	1,178	900

Income before income taxes	8,984	5,147

Income taxes	2,715	2,131

Net income	$6,269	$3,016

Net income per share:
Class A common stock:
Basic	$0.49	$0.23
Diluted	$0.43	$0.21

Class B common stock:
Basic	$0.32	$0.15
Diluted	$0.32	$0.15

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended
	October 27, 2018	October 28, 2017
Net income	$6,269	$3,016

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	102	84

Comprehensive income	$6,371	$3,100

(1)
Amounts are net of tax of $43 and $58 for the 13 weeks ended October 27, 2018 and October 28, 2017, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	October 27, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,269	$3,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,898	6,235
Non-cash share-based compensation	821	865
Deferred taxes	(254)	(7)
Provision to value inventories at LIFO	103	—

Changes in assets and liabilities:
Merchandise inventories	11	(619)
Patronage dividend receivable	(4,351)	(4,497)
Accounts payable to Wakefern	(4,189)	(2,886)
Accounts payable and accrued expenses	239	(1,163)
Accrued wages and benefits	(929)	(1,889)
Income taxes receivable / payable	2,969	2,138
Other assets and liabilities	(1,462)	(3,422)
Net cash provided by (used in) operating activities	6,125	(2,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,571)	(6,629)
Proceeds from the sale of assets	—	16
Investment in notes receivable from Wakefern	(743)	(22,592)
Maturity of notes receivable from Wakefern	—	22,172
Net cash used in investing activities	(9,314)	(7,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(298)	(210)
Dividends	(3,222)	(3,218)
Treasury stock purchases, including shares surrendered for withholding taxes	(565)	(154)
Net cash used in financing activities	(4,085)	(3,582)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,274)	(12,844)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	96,108	87,435

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$88,834	$74,591

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,116	$1,105

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$1,482	$—

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 27, 2018 and the consolidated statements of operations, comprehensive income and cash flows for the 13 week periods ended October 27, 2018 and October 28, 2017 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2018 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended October 27, 2018 are not necessarily indicative of the results to be expected for the full year.

Revenue recognition

Revenue is recognized at the point of sale to the customer, including Pharmacy sales. ShopRite From Home sales are recognized either upon pickup in-store or upon delivery to the customer, including any related service fees. Sales tax is excluded from revenue.

Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as products are sold. Discounts provided by vendors are not recognized as a reduction in sales. Rather, the Company records a receivable from the vendor for the difference in sales price and payment received from the customer.

The Company does not recognize revenue when it sells ShopRite gift cards. Payment collected from customers for gift card sales is passed on to Wakefern as they can be redeemed at any ShopRite location, including those operated by Wakefern or other Wakefern members. Revenue is recognized and a receivable from Wakefern is recorded when a customer redeems a ShopRite gift card to purchase products or services.

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the full retrospective approach in fiscal 2019. As a result of the adoption of the standard, $913 of certain other income streams, including commissions for gift card and lottery sales and services fees for ShopRite From Home, that were previously presented as a reduction in Operating expenses were reclassified to sales for the 13 week period ended October 28, 2017. Additionally, $47 of pharmacy fees previously recorded as Cost of sales were reclassified as a reduction of sales for the 13 week period ended October 28, 2017.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 27, 2018		October 28, 2017
	Amount	%	Amount	%
Center Store (1)	$247,518	61.6%	$239,623	61.9%
Fresh (2)	135,616	33.8	128,886	33.3
Pharmacy	17,460	4.4	17,983	4.6
Other (3)	956	0.2	848	0.2

Total Sales	$401,550	100%	$387,340	100%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees and gift card and lottery commissions.

2. MERCHANDISE INVENTORIES

At both October 27, 2018 and July 28, 2018, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,337 and $14,234 higher than reported at October 27, 2018 and July 28, 2018, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 27, 2018
	Class A	Class B
Numerator:
Net income allocated, basic	$4,739	$1,361
Conversion of Class B to Class A shares	1,361	—
Effect of share-based compensation on allocated net income	—	—
Net income allocated, diluted	$6,100	$1,361

Denominator:
Weighted average shares outstanding, basic	9,732	4,304
Conversion of Class B to Class A shares	4,304	—
Dilutive effect of share-based compensation	—	—
Weighted average shares outstanding, diluted	14,036	4,304

	13 Weeks Ended
	October 28, 2017
	Class A	Class B
Numerator:
Net income allocated, basic	$2,277	$655
Conversion of Class B to Class A shares	655	—
Effect of share-based compensation on allocated net income	(1)	(1)
Net income allocated, diluted	$2,931	$654

Denominator:
Weighted average shares outstanding, basic	9,722	4,304
Conversion of Class B to Class A shares	4,304	—
Dilutive effect of share-based compensation	—	—
Weighted average shares outstanding, diluted	14,026	4,304

Outstanding stock options to purchase Class A shares of 278 and 380 were excluded from the calculation of diluted net income per share at October 27, 2018 and October 28, 2017, respectively, as a result of their anti-dilutive effect. In addition, 340 and 369 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 27, 2018 and October 28, 2017, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended
	October 27, 2018	October 28, 2017
Service cost	$53	$65
Interest cost on projected benefit obligations	655	629
Expected return on plan assets	(721)	(820)
Amortization of net losses	145	142
Net periodic pension cost	$132	$16

As of October 27, 2018, the Company has not made any contributions to its pension plans in fiscal 2019.  The Company expects to contribute $3,000 to fund its pension plans during fiscal 2019.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018.  There have been no significant changes in the Company’s relationships or nature of transactions with related parties during the first 13 weeks of fiscal 2019 except for an additional required investment in Wakefern common stock of $1,482, inclusive of an initial required investment related to the Bronx, New York City store.

Included in cash and cash equivalents at October 27, 2018 and July 28, 2018 are $65,145 and $63,413, respectively, of demand deposits invested at Wakefern at overnight money market rates.

6. DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at October 27, 2018 or July 28, 2018 under the facility.

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

7. INCOME TAXES

The effective income tax rate was 30.2% in the first quarter of fiscal 2019 compared to 41.4% in the first quarter of the prior year.  The effective tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act made significant changes to the U.S tax code, including, but not limited to, reducing the U.S. federal statutory tax rate from 35%% to 21%% effective January 1, 2018 and bonus depreciation that will allow for full expensing of qualified property. The reduction in the effective tax rate due to the Tax Act was partially offset by a temporary increase in the New Jersey corporate tax rate from 9.0%% to 11.5%% for fiscal 2019.

8. COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated Village's trade area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. Wakefern, as the policy holder, has pursued recovery of uncollected insurance claims on behalf of all Wakefern members through litigation against the insurance carrier and others since October 2013. This litigation is ongoing and the Company received an additional $415 in November 2018 which was recognized as a reduction in Operating and administrative expense in the first quarter of fiscal 2019. Including the November 2018 recoveries, Village has received $3,998 related to losses incurred as a result of Superstorm Sandy. Any further proceeds recovered will be recognized as they are received.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 ShopRite supermarkets in New Jersey, northeastern Pennsylvania, Maryland and New York City. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite name. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, providing a superior customer service experience and a broad range of consistently available quality products, including ShopRite private labeled products. The ShopRite Price Plus preferred customer program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 27, 2018	October 28, 2017
Sales	100.00%	100.00%
Cost of sales	72.08	72.95
Gross profit	27.92	27.05
Operating and administrative expense	23.98	24.06
Depreciation and amortization	1.71	1.60
Operating income	2.23	1.39
Interest expense	(0.28)	(0.29)
Interest income	0.29	0.23
Income before taxes	2.24	1.33
Income taxes	0.68	0.55
Net income	1.56%	0.78%

Sales.  Sales were $401,550 in the first quarter of fiscal 2019, an increase of 3.7% compared to the first quarter of the prior year.  Sales increased 3.7% due to the opening of the Bronx, New York City store on June 28, 2018 and a same store sales increase of 1.3%. Same store sales increased due primarily to growth in recently remodeled and expanded stores partially offset by the impact of one competitor store opening. The Company expects same store sales in fiscal 2019 to increase .5% to 2.5%.  New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced moderate inflation during the first quarter of fiscal 2019 across all selling departments other than pharmacy, which continued to experience deflation.

Gross Profit.  Gross profit as a percentage of sales increased .87% in the first quarter of fiscal 2019 compared to the first quarter of the prior year primarily due to decreased promotional spending (.35%), increased departmental gross margin percentages (.31%), a favorable change in product mix (.09%), increased patronage dividends and other rebates from Wakefern (.05%) and decreased warehouse assessment charges from Wakefern (.05%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .08% in the first quarter of fiscal 2019 compared to the first quarter of the prior year. As noted in Note 8 to the unaudited consolidated financial statements, the first quarter of fiscal 2019 includes a gain for Superstorm Sandy insurance proceeds received (.10%). Excluding this gain, Operating and administrative expenses as a percentage of sales increased .02% in the first quarter of fiscal 2019 compared to the first quarter of the prior year.

Depreciation and Amortization.  Depreciation and amortization expense increased in the first quarter of fiscal 2019 compared to the prior year due to depreciation related to fixed asset additions and accelerated depreciation related to assets at the existing Stroudsburg store that is expected to be replaced in the summer of 2019.

Interest Expense.  Interest expense in the first quarter of fiscal 2019 was flat compared to the corresponding period of the prior year.

Interest Income.  Interest income increased in the first quarter of fiscal 2019 compared to the corresponding period of the prior year due primarily to higher interest rates earned on notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 30.2% in the first quarter of fiscal 2019 compared to 41.4% in the first quarter of the prior year.  The effective tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December

22, 2017.  The Tax Act made significant changes to the U.S tax code, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and bonus depreciation that will allow for full expensing of qualified property. The reduction in the effective tax rate due to the Tax Act was partially offset by a temporary increase in the New Jersey corporate tax rate from 9.0% to 11.5% for fiscal 2019.

Net Income.  Net income was $6,269 in the first quarter of fiscal 2019 compared to $3,016 in the first quarter of the prior year. The first quarter of fiscal 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received. Excluding this item from the first quarter of fiscal 2019, net income increased 98% in the first quarter of fiscal 2019 compared to the prior year primarily due to increased same store sales, higher gross profit margins and the favorable impact of the Tax Act.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018. As of October 27, 2018, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,125 in the three-month period of fiscal 2019 compared to net cash used in operating activities of $2,229 in the corresponding period of the prior year.  The increase in net cash provided by operating activities in fiscal 2019 was primarily due to changes in working capital and increased net income adjusted for non-cash expenses. Working capital changes, including Other assets and Other liabilities, decreased net cash provided by operating activities by $7,712 in fiscal 2019 compared to $12,338 in fiscal 2018. The decreased impact of working capital is due primarily to changes in timing of payments related to other assets and liabilities.

During the three-month period of fiscal 2019, Village used cash to fund capital expenditures of $8,571, dividends of $3,222 and additional investments of $743 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the completion of the Bronx, New York store, two smaller remodels and small equipment purchases.

At October 27, 2018, the Company had $47,824 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $24,330 that mature on February 15, 2019 and $23,494 that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has budgeted $40,000 for capital expenditures in fiscal 2019.  Planned expenditures include construction of a replacement store in the Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2019 are expected to be cash and cash equivalents on hand at October 27, 2018 and operating cash flow generated in fiscal 2019.

Working capital was $89,186 at October 27, 2018 compared to $89,201 at July 28, 2018. Working capital ratios at the same dates were 1.89 and 1.88 to 1, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at October 27, 2018 or July 28, 2018 under the facility.

There have been no substantial changes as of October 27, 2018 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018.

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

•	We expect same store sales to increase from .5% to 2.5% in fiscal 2019.

•
Village has budgeted $40,000 for capital expenditures in fiscal 2019.  Planned expenditures include construction of a replacement store in the Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades.

•	The Board’s current intention is to continue to pay quarterly dividends in 2019 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash and cash equivalents on hand, operating cash flow and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•
We expect our effective income tax rate in fiscal 2019 to be in the range of 30% - 31%. The reduction in the expected effective income tax rate is due primarily to realizing the full impact of the 21% federal corporate tax rate as a result of the Tax Cuts and Jobs Act, partially offset by New Jersey Assembly Bill 4202 which will temporarily increase the New Jersey corporate tax rate to 11.5% for fiscal 2019 and 2020 and to 10.5% for fiscal 2021 and 2022.

•	We expect operating expenses will be affected by spends on operational proficiency initiatives and increased costs in certain areas, such as medical and other fringe benefit costs.

•
We expect approximately $1,300 of net periodic pension costs in fiscal 2019 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $3,000 in cash to all defined benefit pension plans during fiscal 2019.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, "Leases." This guidance requires lessees to recognize lease liabilities and a right-of-use asset for all leases with terms of more than 12 months on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with earlier adoption permitted. The Company expects to adopt the new standard in the first quarter of its fiscal year ending July 25, 2020. ASU 2016-02 requires a modified retrospective approach for all leases existing at the date of initial adoption. The adoption of ASU 2016-02 will result in a material increase to the Company’s Consolidated Balance Sheets for lease liabilities and right-of-use assets, and the Company is currently evaluating the other effects of adoption of this standard on its consolidated financial statements and related disclosures.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 27, 2018, the Company had demand deposits of $65,145 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 27, 2018, the Company had $47,824 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $24,330 that mature on February 15, 2019 and $23,494 that mature on August 15, 2022. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 27, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2019 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
July 29, 2018 to August 25, 2018	—	$—	—	$1,531,583
August 26, 2018 to September 23, 2018	7,804	$28.65	—	$1,531,583
September 24, 2018 to October 27, 2018	13,844	$24.63	13,844	$1,190,605
Total	21,648	$26.08	13,844	$1,190,605

(1)	The reported periods conform to our fiscal calendar.
(2)     Includes (i) shares repurchased under a $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on June 12, 2015 and (ii) 7,804 shares were surrendered to the Company to cover employee related taxes withheld on vested restricted stock. Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Village Super Market, Inc.
Registrant

Dated: December 6, 2018	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 6, 2018	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)