Form 10-Q
period 2019-01-26
VILLAGE SUPER MARKET INC
filed 2019-03-06
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 26, 2019

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 6, 2019

Class A Common Stock, No Par Value	10,057,778 Shares
Class B Common Stock, No Par Value	4,303,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	January 26, 2019	July 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$108,534	$96,108
Merchandise inventories	39,641	39,413
Patronage dividend receivable	4,901	11,937
Notes receivable from Wakefern	24,870	23,952
Income taxes receivable	577	87
Other current assets	18,573	19,401
Total current assets	197,096	190,898

Property, equipment and fixtures, net	214,547	214,566
Notes receivable from Wakefern	23,742	23,129
Investment in Wakefern	28,575	27,093
Goodwill	12,057	12,057
Other assets	14,383	13,847

Total assets	$490,400	$481,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$863	$764
Notes payable to Wakefern	56	114
Accounts payable to Wakefern	62,463	61,798
Accounts payable and accrued expenses	19,685	19,080
Accrued wages and benefits	18,341	18,620
Income taxes payable	745	1,321
Total current liabilities	102,153	101,697

Long-term debt
Capital and financing lease obligations	41,304	41,768
Notes payable to Wakefern	779	—
Notes payable related to New Markets Tax Credit	6,294	6,418
Total long-term debt	48,377	48,186

Pension liabilities	8,476	8,482
Other liabilities	19,854	20,080

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,574 shares at January 26, 2019 and 10,575 shares at July 28, 2018	63,194	61,678
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,304 shares at January 26, 2019 and July 28, 2018	699	699
Retained earnings	265,508	258,104
Accumulated other comprehensive loss	(7,981)	(8,185)
Less treasury stock, Class A, at cost: 524 shares at January 26, 2019 and 496 shares at July 28, 2018	(9,880)	(9,151)
Total shareholders’ equity	311,540	303,145

Total liabilities and shareholders’ equity	$490,400	$481,590

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales	$428,128	$418,269	$829,678	$805,609

Cost of sales	310,392	304,802	599,830	587,350

Gross profit	117,736	113,467	229,848	218,259

Operating and administrative expense	100,036	97,248	196,330	190,452

Depreciation and amortization	7,017	6,386	13,915	12,621

Operating income	10,683	9,833	19,603	15,186

Interest expense	(1,112)	(1,102)	(2,227)	(2,207)

Interest income	1,305	864	2,483	1,764

Income before income taxes	10,876	9,595	19,859	14,743

Income taxes	3,305	84	6,020	2,215

Net income	$7,571	$9,511	$13,839	$12,528

Net income per share:
Class A common stock:
Basic	$0.59	$0.74	$1.08	$0.97
Diluted	$0.53	$0.66	$0.96	$0.87

Class B common stock:
Basic	$0.38	$0.48	$0.70	$0.63
Diluted	$0.38	$0.48	$0.70	$0.63

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income	$7,571	$9,511	$13,839	$12,528

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	102	102	204	186

Comprehensive income	$7,673	$9,613	$14,043	$12,714

(1)
Amounts are net of tax of $43 and $41 for the 13 weeks ended January 26, 2019 and January 27, 2018, respectively, and $86 and $98 for the 26 weeks ended January 26, 2019 and January 27, 2018. All amounts are reclassified from Accumulated other comprehensive loss to Operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 26, 2019	January 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,839	$12,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,915	12,621
Non-cash share-based compensation	1,516	1,721
Deferred taxes	(573)	(2,221)
Provision to value inventories at LIFO	103	—

Changes in assets and liabilities:
Merchandise inventories	(331)	(494)
Patronage dividend receivable	7,036	7,805
Accounts payable to Wakefern	665	3,776
Accounts payable and accrued expenses	376	(1,692)
Accrued wages and benefits	(279)	(1,190)
Income taxes receivable / payable	(1,066)	(713)
Other assets and liabilities	677	(3,717)
Net cash provided by operating activities	35,878	28,424

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,631)	(12,731)
Proceeds from the sale of assets	—	16
Investment in notes receivable from Wakefern	(1,531)	(23,223)
Maturity of notes receivable from Wakefern	—	22,172
Investment in notes receivable related to New Markets Tax Credit financing	—	(4,835)
Net cash used in investing activities	(15,162)	(18,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from New Markets Tax Credit financing	—	6,860
Debt issuance costs	—	(297)
Principal payments of long-term debt	(1,126)	(449)
Dividends	(6,435)	(6,439)
Treasury stock purchases, including shares surrendered for withholding taxes	(729)	(632)
Net cash used in financing activities	(8,290)	(957)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,426	8,866

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	96,108	87,435

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$108,534	$96,301

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,227	$2,207
Income taxes	$7,659	$5,140

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$845	$—

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 26, 2019 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 26, 2019 and January 27, 2018 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2018 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 26, 2019 are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the full retrospective approach in fiscal 2019. As a result of the adoption of the standard, $1,181 and $2,094 of certain other income streams, including commissions for gift card and lottery sales and service fees for ShopRite From Home, that were previously presented as a reduction in Operating expenses were reclassified to sales for the 13 and 26 weeks ended January 27, 2018, respectively. Additionally, $294 and $341 of pharmacy fees previously recorded as Cost of sales were reclassified as a reduction of sales for the 13 and 26 weeks ended January 27, 2018, respectively.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 26, 2019		January 27, 2018		January 26, 2019		January 27, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$269,604	63.0%	$264,347	63.1%	$517,122	62.3%	$503,970	62.6%
Fresh (2)	140,064	32.7	135,321	32.4	275,680	33.2%	264,207	32.8%
Pharmacy	17,236	4.0	17,478	4.2	34,696	4.2%	35,461	4.4%
Other (3)	1,224	0.3	1,123	0.3	2,180	0.3%	1,971	0.2%

Total Sales	$428,128	100.0%	$418,269	100.0%	$829,678	100.0%	$805,609	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees and gift card and lottery commissions.

2. MERCHANDISE INVENTORIES

At both January 26, 2019 and July 28, 2018, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,337 and $14,234 higher than reported at January 26, 2019 and July 28, 2018, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 26, 2019		January 26, 2019
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$5,727	$1,646	$10,466	$3,007
Conversion of Class B to Class A shares	1,646	—	3,007	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$7,373	$1,646	$13,473	$3,007

Denominator:
Weighted average shares outstanding, basic	9,723	4,304	9,727	4,304
Conversion of Class B to Class A shares	4,304	—	4,304	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,027	4,304	14,031	4,304

	13 Weeks Ended		26 Weeks Ended
	January 27, 2018		January 27, 2018
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$7,174	$2,065	$9,452	$2,721
Conversion of Class B to Class A shares	2,065	—	2,721	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$9,239	$2,065	$12,173	$2,721

Denominator:
Weighted average shares outstanding, basic	9,714	4,304	9,718	4,304
Conversion of Class B to Class A shares	4,304	—	4,304	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,018	4,304	14,022	4,304

Outstanding stock options to purchase Class A shares of 278 and 384 were excluded from the calculation of diluted net income per share at January 26, 2019 and January 27, 2018, respectively, as a result of their anti-dilutive effect. In addition, 329 and 369 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 26, 2019 and January 27, 2018, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Service cost	$53	$65	$106	$130
Interest cost on projected benefit obligations	655	629	1,310	1,258
Expected return on plan assets	(721)	(820)	(1,442)	(1,640)
Amortization of net losses	145	142	290	284
Net periodic pension cost	$132	$16	$264	$32

As of January 26, 2019, the Company has not made any contributions to its pension plans in fiscal 2019.  The Company expects to contribute $5,000 to fund its pension plans during fiscal 2019.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern.  During the 26 weeks ended January 26, 2019, the required investment in Wakefern common stock increased $1,482, inclusive of an initial required investment related to the Bronx, New York City store.

At January 26, 2019, the Company had $48,612 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $24,870 that matured on February 15, 2019 and $23,742 that mature on August 15, 2022. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at January 26, 2019 and July 28, 2018 are $86,261 and $63,413, respectively, of demand deposits invested at Wakefern at overnight money market rates.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 26, 2019.

6. DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at January 26, 2019 or July 28, 2018 under the facility.

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

7. INCOME TAXES

The effective income tax rate was 30.4% in the 13 weeks ended January 26, 2019 compared to .9% in the 13 weeks ended January 27, 2018.  The effective income tax rate was 30.3% in the 26 weeks ended January 26, 2019 compared to 15.0% in the 26 weeks ended January 27, 2018. The effective tax rate in the 13 and 26 weeks ended January 27, 2018 was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act made significant changes to the U.S tax code, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property. For the fiscal year ended July 28, 2018 the Company had a blended federal corporate tax rate of 26.9% based on the effective date of the tax rate reduction.

As a result of the decrease in the U.S. federal corporate statutory rate, deferred tax balances were remeasured based on the rates at which they are expected to reverse in the future. In the 13 and 26 weeks ended January 27, 2018, a benefit of $2,726 was recognized related to the remeasurement of the Company’s deferred tax balances, which is included in Income taxes on the consolidated statements of operations. Excluding the impact of the adjustment to deferred tax expense, the effective income tax rates were 29.3% and 33.5% in the 13 and 26 weeks ended January 27, 2018, respectively. The reduction in the effective tax rate for the 26 weeks ended January 26, 2019 is due to full realization of the 21.0% federal corporate tax rate partially offset by a temporary increase in the New Jersey corporate tax rate from 9.0% to 11.5% for fiscal 2019.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.50	72.87	72.30	72.91
Gross profit	27.50	27.13	27.70	27.09
Operating and administrative expense	23.37	23.25	23.66	23.63
Depreciation and amortization	1.63	1.53	1.67	1.57
Operating income	2.50	2.35	2.37	1.89
Interest expense	(0.26)	(0.26)	(0.27)	(0.27)
Interest income	0.30	0.21	0.30	0.22
Income before taxes	2.54	2.30	2.40	1.84
Income taxes	0.77	0.02	0.73	0.28
Net income	1.77%	2.28%	1.67%	1.56%

Sales.  Sales were $428,128 in the 13 weeks ended January 26, 2019, an increase of 2.4% compared to the 13 weeks ended January 27, 2018.  Sales increased 2.4% due to the opening of the Bronx, New York City store on June 28, 2018 partially offset by a same store sales decrease of 0.1%. Same store sales decreased due primarily to the impact of three competitor store openings partially offset by the early release of Supplemental Nutrition Assistance Program ("SNAP") benefits in January 2019. The Company expects same store sales in fiscal 2019 to range from flat to a 1.0% increase.

Sales were $829,678 in the 26 weeks ended January 26, 2019, an increase of 3.0% from the 26 weeks ended January 27, 2018. Sales increased 3.0% due to the opening of the Bronx, New York City store on June 28, 2018 and a same store sales increase of .6%. Same store sales increased due primarily to growth in recently remodeled and expanded stores and the early release of SNAP benefits in January 2019 partially offset by the impact of three competitor store openings.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced slight inflation during the 13 and 26 weeks ended January 26, 2019.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales increased .37% in the 13 weeks ended January 26, 2019 compared to the 13 weeks ended January 27, 2018 primarily due to increased patronage dividends and other rebates from Wakefern (.23%), increased departmental gross margin percentages (.06%) and a favorable change in product mix (.05%). Gross profit was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the 13 week periods ended January 26, 2019 (.21%) and January 27, 2018 (.07%).

Gross profit as a percentage of sales increased .61% in the 26 weeks ended January 26, 2019 compared to the 26 weeks ended January 27, 2018 primarily due to lower promotional spending (.18%), increased departmental gross margin percentages (.18%), increased patronage dividends and other rebates from Wakefern (.14%) and favorable product mix (.07%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .12% in the 13 weeks ended January 26, 2019 compared to the 13 weeks ended January 27, 2018 due primarily to increased payroll and fringe benefit costs (.10%). Payroll increased due primarily to investments in operational proficiency and other strategic initiatives.

Operating and administrative expense as a percentage of sales increased .03% in the 26 weeks ended January 26, 2019 compared to the 26 weeks ended January 27, 2018. As noted in Note 8 to the unaudited consolidated financial statements, the first quarter of fiscal 2019 includes a gain for Superstorm Sandy insurance proceeds received (.05%). Excluding this gain, Operating and administrative expenses as a percentage of sales increased .08% in the 26 weeks ended January 26, 2019 compared to the 26 weeks ended January 27, 2018 due primarily to increased payroll and fringe benefit costs (.08%). Payroll increased due primarily to investments in operational proficiency and other strategic initiatives.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 26 weeks ended January 26, 2019 compared to the corresponding periods of prior year due to depreciation related to fixed asset additions and accelerated depreciation related to assets at the existing Stroudsburg store that is expected to be replaced in the summer of 2019.

Interest Expense.  Interest expense in the 13 and 26 weeks ended January 26, 2019 was flat compared to the corresponding periods of the prior year.

Interest Income.  Interest income increased in the 13 and 26 weeks ended January 26, 2019 compared to the corresponding periods of the prior year due primarily to larger amounts invested and higher interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 30.4% in the 13 weeks ended January 26, 2019 compared to .9% in the 13 weeks ended January 27, 2018.  The effective income tax rate was 30.3% in the 26 weeks ended January 26, 2019 compared to 15.0% in the 26 weeks ended January 27, 2018.

The effective tax rate in the 13 and 26 weeks ended January 27, 2018 was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act made significant changes to the U.S tax code, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and adding bonus depreciation that allows for full expensing of qualified property. For the fiscal year ended July 28, 2018 the Company had a blended federal corporate tax rate of 26.9% based on the effective date of the tax rate reduction.

As a result of the decrease in the federal corporate tax rate, the Company recognized a decrease in its net deferred tax liabilities of $2,726 in the 13 weeks ended January 27, 2018, with a corresponding reduction to deferred income tax expense. Excluding the impact of the adjustment to deferred tax expense, the effective income tax rates were 29.3% and 33.5% in the 13 and 26 weeks ended January 27, 2018, respectively. The reduction in the effective tax rate for the 26 weeks ended January 26, 2019 is due to full realization of the 21.0% federal corporate tax rate partially offset by a temporary increase in the New Jersey corporate tax rate from 9.0% to 11.5% for fiscal 2019.

Net Income.  Net income was $7,571 in the 13 weeks ended January 26, 2019 compared to $9,511 in the 13 weeks ended January 27, 2018. The 13 weeks ended January 27, 2018 includes a $2,726 non-cash reduction in deferred tax expense as a result of the Tax Act. Excluding this item from the prior year, net income increased 12% in the 13 weeks ended January 26, 2019 compared to the prior year primarily due to higher gross profit margins.

Net income was $13,839 in the 26 weeks ended January 26, 2019 compared to $12,528 in the 26 weeks ended January 27, 2018. The 26 weeks ended January 26, 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received. The 26 weeks ended January 27, 2018 includes a $2,726 non-cash reduction in deferred tax expense as a result of the Tax Act. Excluding these items from both periods, net income increased 38% in the 26 weeks ended January 26, 2019 compared to the prior year primarily due to increased same store sales, higher gross profit margins and the favorable impact of the Tax Act.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018. As of January 26, 2019, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35,878 in the 26 weeks ended January 26, 2019 compared to $28,424 in the corresponding period of the prior year.  The increase in net cash provided by operating activities in fiscal 2019 was primarily due to increased net income adjusted for non-cash expense and changes in working capital. Working capital changes, including Other assets and Other liabilities, increased net cash provided by operating activities by $7,078 in fiscal 2019 compared to $3,775 in fiscal 2018. The change in impact of working capital is due primarily to changes in timing of payments related to other assets and liabilities.

During the 26 weeks ended January 26, 2019, Village used cash to fund capital expenditures of $13,631, dividends of $6,435 and additional investments of $1,531 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the completion of the Bronx, New York store, two smaller remodels and small equipment purchases.

At January 26, 2019, the Company had $48,612 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $24,870 that matured on February 15, 2019 and $23,742 that mature on August 15, 2022. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has budgeted $40,000 for capital expenditures in fiscal 2019.  Planned expenditures include construction of a replacement store in the Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2019 are expected to be cash and cash equivalents on hand at January 26, 2019 and operating cash flow generated in fiscal 2019.

Working capital was $94,943 at January 26, 2019 compared to $89,201 at July 28, 2018. Working capital ratios at the same dates were 1.93 and 1.88 to 1, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at January 26, 2019 or July 28, 2018 under the facility.

There have been no substantial changes as of January 26, 2019 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018.

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

•	We expect same store sales to range from flat to a 1.0% increase in fiscal 2019.

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

•
We expect approximately $1,300 of net periodic pension costs in fiscal 2019 related to the four Company sponsored defined benefit pension plans. The Company expects to contribute $5,000 in cash to all defined benefit pension plans during fiscal 2019.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 26, 2019, the Company had demand deposits of $86,261 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 26, 2019, the Company had $48,612 in variable rate notes receivable due from Wakefern that earn interest at the prime rate plus 1.25% with $24,870 that matured on February 15, 2019 and $23,742 that mature on August 15, 2022. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 26, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2019 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
October 28, 2018 to November 24, 2018	6,577	$24.96	6,577	$1,026,443
November 25, 2018 to December 22, 2018	—	$—	—	$1,026,443
December 23, 2018 to January 26, 2019	—	$—	—	$1,026,443
Total	6,577	$24.96	6,577	$1,026,443

(1)	The reported periods conform to our fiscal calendar.
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

Village Super Market, Inc.
Registrant

Dated: March 6, 2019	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 6, 2019	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)