Form 10-Q
period 2019-04-27
VILLAGE SUPER MARKET INC
filed 2019-06-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 27, 2019

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 4, 2019

Class A Common Stock, No Par Value	10,107,415 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	April 27, 2019	July 28, 2018
ASSETS
Current assets
Cash and cash equivalents	$104,131	$96,108
Merchandise inventories	38,922	39,413
Patronage dividend receivable	8,362	11,937
Notes receivable from Wakefern	—	23,952
Income taxes receivable	1,409	87
Other current assets	17,012	19,401
Total current assets	169,836	190,898

Property, equipment and fixtures, net	214,577	214,566
Notes receivable from Wakefern	49,407	23,129
Investment in Wakefern	28,575	27,093
Goodwill	12,057	12,057
Other assets	14,476	13,847

Total assets	$488,928	$481,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Capital and financing lease obligations	$949	$764
Notes payable to Wakefern	29	114
Accounts payable to Wakefern	59,666	61,798
Accounts payable and accrued expenses	21,781	19,080
Accrued wages and benefits	19,115	18,620
Income taxes payable	275	1,321
Total current liabilities	101,815	101,697

Long-term debt
Capital and financing lease obligations	41,028	41,768
Notes payable to Wakefern	768	—
Notes payable related to New Markets Tax Credit	6,231	6,418
Total long-term debt	48,027	48,186

Pension liabilities	3,417	8,482
Other liabilities	20,098	20,080

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,596 shares at April 27, 2019 and 10,575 shares at July 28, 2018	64,404	61,678
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at April 27, 2019 and 4,304 shares at July 28, 2018	697	699
Retained earnings	267,256	258,104
Accumulated other comprehensive loss	(7,577)	(8,185)
Less treasury stock, Class A, at cost: 488 shares at April 27, 2019 and 496 shares at July 28, 2018	(9,209)	(9,151)
Total shareholders’ equity	315,571	303,145

Total liabilities and shareholders’ equity	$488,928	$481,590

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Sales	$395,458	$395,437	$1,225,137	$1,201,045

Cost of sales	284,847	285,608	884,678	872,959

Gross profit	110,611	109,829	340,459	328,086

Operating and administrative expense	97,351	94,732	293,680	285,182

Depreciation and amortization	6,566	6,083	20,481	18,704

Operating income	6,694	9,014	26,298	24,200

Interest expense	(1,106)	(1,133)	(3,334)	(3,340)

Interest income	1,402	1,012	3,886	2,776

Income before income taxes	6,990	8,893	26,850	23,636

Income taxes	2,020	2,351	8,040	4,566

Net income	$4,970	$6,542	$18,810	$19,070

Net income per share:
Class A common stock:
Basic	$0.39	$0.51	$1.46	$1.48
Diluted	$0.35	$0.45	$1.31	$1.32

Class B common stock:
Basic	$0.25	$0.33	$0.95	$0.96
Diluted	$0.25	$0.33	$0.95	$0.96

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Net income	$4,970	$6,542	$18,810	$19,070

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	102	99	306	285
Pension settlement loss, net of tax (2)	302	—	302	—

Comprehensive income	$5,374	$6,641	$19,418	$19,355

(1)
Amounts are net of tax of $43 and $43 for the 13 weeks ended April 27, 2019 and April 28, 2018, respectively, and $131 and $141 for the 39 weeks ended April 27, 2019 and April 28, 2018. All amounts are reclassified from Accumulated other comprehensive loss to Operating and administrative expense.

(2)	Amounts are net of tax of $129 for the 13 and 39 weeks ended April 27, 2019. All amounts are reclassified from Accumulated other comprehensive loss to operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)

	13 Weeks Ended April 27, 2019 and April 28, 2018
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 26, 2019	10,574	$63,194	4,304	$699	$265,508	$(7,981)	524	$(9,880)	$311,540
Net income	—	—	—	—	4,970	—	—	—	4,970
Other comprehensive income, net of tax of $172	—	—	—	—	—	404	—	—	404
Dividends	—	—	—	—	(3,222)	—	—	—	(3,222)
Exercise of stock options	—	337	—	—	—	—	(36)	671	1,008
Share-based compensation expense	12	871	—	—	—	—	—	—	871
Conversion of Class B shares to Class A shares	10	2	(10)	(2)	—	—	—	—	—
Balance, April 27, 2019	10,596	$64,404	4,294	$697	$267,256	$(7,577)	488	$(9,209)	$315,571

Balance, January 27, 2018	10,569	$59,573	4,304	$699	$250,398	$(7,220)	504	$(9,265)	$294,185
Net income	—	—	—	—	6,542	—	—	—	6,542
Other comprehensive income, net of tax of $43	—	—	—	—	—	99	—	—	99
Dividends	—	—	—	—	(3,218)	—	—	—	(3,218)
Restricted shares forfeited	(5)	(43)	—	—	—	—	—	—	(43)
Share-based compensation expense	12	837	—	—	—	—	—	—	837
Balance, April 28, 2018	10,576	$60,367	4,304	$699	$253,722	$(7,121)	504	$(9,265)	$298,402

	39 Weeks Ended April 27, 2019 and April 28, 2018
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 28, 2018	10,575	$61,678	4,304	$699	$258,104	$(8,185)	496	$(9,151)	$303,145
Net income	—	—	—	—	18,810	—	—	—	18,810
Other comprehensive income, net of tax of $260	—	—	—	—	—	608	—	—	608
Dividends	—	—	—	—	(9,658)	—	—	—	(9,658)
Exercise of stock options	—	337	—	—	—	—	(36)	671	1,008
Treasury stock purchases	—	—	—	—	—	—	28	(729)	(729)
Restricted shares forfeited	(9)	(127)	—	—	—	—	—	—	(127)
Share-based compensation expense	20	2,514	—	—	—	—	—	—	2,514
Conversion of Class B shares to Class A shares	10	2	(10)	(2)	—	—	—	—	—
Balance, April 27, 2019	10,596	$64,404	4,294	$697	$267,256	$(7,577)	488	$(9,209)	$315,571

Balance, July 29, 2017	10,562	$57,852	4,304	$699	$244,308	$(7,406)	477	$(8,633)	$286,820
Net income	—	—	—	—	19,070	—	—	—	19,070
Other comprehensive income, net of tax of $141	—	—	—	—	—	285	—	—	285
Dividends	—	—	—	—	(9,656)	—	—	—	(9,656)
Treasury stock purchases	—	—	—	—	—	—	27	(632)	(632)
Restricted shares forfeited	(6)	(49)	—	—	—	—	—	—	(49)
Share-based compensation expense	20	2,564	—	—	—	—	—	—	2,564
Balance, April 28, 2018	10,576	$60,367	4,304	$699	$253,722	$(7,121)	504	$(9,265)	$298,402

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 27, 2019	April 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,810	$19,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,481	18,704
Non-cash share-based compensation	2,387	2,515
Deferred taxes	(392)	(418)
Provision to value inventories at LIFO	303	100
Gain on sale of property, equipment and fixtures	(102)	(130)

Changes in assets and liabilities:
Merchandise inventories	188	506
Patronage dividend receivable	3,575	4,293
Accounts payable to Wakefern	(2,132)	(2,700)
Accounts payable and accrued expenses	1,069	(1,575)
Accrued wages and benefits	495	19
Income taxes receivable / payable	(2,394)	(402)
Other assets and liabilities	(2,519)	(8,259)
Net cash provided by operating activities	39,769	31,723

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,815)	(21,883)
Proceeds from the sale of assets	102	130
Investment in notes receivable from Wakefern	(27,263)	(23,875)
Maturity of notes receivable from Wakefern	24,937	22,172
Investment in notes receivable related to New Markets Tax Credit financing	—	(4,835)
Net cash used in investing activities	(21,039)	(28,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,008	—
Excess tax benefit related to share-based compensation	26	—
Proceeds from New Markets Tax Credit financing	—	6,860
Debt issuance costs	—	(297)
Principal payments of long-term debt	(1,354)	(695)
Dividends	(9,658)	(9,656)
Treasury stock purchases, including shares surrendered for withholding taxes	(729)	(632)
Net cash used in financing activities	(10,707)	(4,420)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,023	(988)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	96,108	87,435

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$104,131	$86,447

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,334	$3,340
Income taxes	$10,790	$5,375

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$838	$—

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 27, 2019 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 27, 2019 and April 28, 2018 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 28, 2018 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 27, 2019 are not necessarily indicative of the results to be expected for the full year.

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

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the full retrospective approach in fiscal 2019. As a result of the adoption of the standard, $952 and $3,044 of certain other income streams, including commissions for gift card and lottery sales and service fees for ShopRite From Home, that were previously presented as a reduction in Operating expenses were reclassified to sales for the 13 and 39 weeks ended April 28, 2018, respectively. Additionally, $123 and $463 of pharmacy fees previously recorded as Cost of sales were reclassified as a reduction of sales for the 13 and 39 weeks ended April 28, 2018, respectively.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 27, 2019		April 28, 2018		April 27, 2019		April 28, 2018
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$242,958	61.4%	$245,576	62.1%	$760,080	62.1%	$749,546	62.4%
Fresh (2)	134,005	33.9	131,587	33.3	409,685	33.4%	395,794	33.0%
Pharmacy	17,287	4.4	17,398	4.4	51,983	4.2%	52,859	4.4%
Other (3)	1,208	0.3	876	0.2	3,389	0.3%	2,846	0.2%

Total Sales	$395,458	100.0%	$395,437	100.0%	$1,225,137	100.0%	$1,201,045	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees and gift card and lottery commissions.

2. MERCHANDISE INVENTORIES

At both April 27, 2019 and July 28, 2018, approximately 65% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,537 and $14,234 higher than reported at April 27, 2019 and July 28, 2018, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 27, 2019		April 27, 2019
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,770	$1,076	$14,237	$4,083
Conversion of Class B to Class A shares	1,076	—	4,083	—
Effect of share-based compensation on allocated net income	5	(1)	—	(1)
Net income allocated, diluted	$4,851	$1,075	$18,320	$4,082

Denominator:
Weighted average shares outstanding, basic	9,756	4,294	9,737	4,300
Conversion of Class B to Class A shares	4,294	—	4,300	—
Dilutive effect of share-based compensation	17	—	—	—
Weighted average shares outstanding, diluted	14,067	4,294	14,037	4,300

	13 Weeks Ended		39 Weeks Ended
	April 28, 2018		April 28, 2018
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$4,935	$1,421	$14,387	$4,142
Conversion of Class B to Class A shares	1,421	—	4,142	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$6,356	$1,421	$18,529	$4,142

Denominator:
Weighted average shares outstanding, basic	9,709	4,304	9,715	4,304
Conversion of Class B to Class A shares	4,304	—	4,304	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,013	4,304	14,019	4,304

Outstanding stock options to purchase Class A shares of 163 and 306 were excluded from the calculation of diluted net income per share at April 27, 2019 and April 28, 2018, respectively, as a result of their anti-dilutive effect. In addition, 314 and 356 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 27, 2019 and April 28, 2018, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Service cost	$53	$65	$160	$195
Interest cost on projected benefit obligations	655	629	1,964	1,887
Expected return on plan assets	(721)	(820)	(2,162)	(2,460)
Loss on settlement	430	—	431	—
Amortization of net losses	145	142	437	426
Net periodic pension cost	$562	$16	$830	$48

The Company recognized a settlement loss of $431 in fiscal 2019 for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.
As of April 27, 2019, the Company has contributed $5,000 to its pension plans in fiscal 2019.  The Company does not expect to make additional contributions to fund its pension plans during fiscal 2019.

5. RELATED PARTY INFORMATION - WAKEFERN

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern.  During the 39 weeks ended April 27, 2019, the required investment in Wakefern common stock increased $1,482, inclusive of an initial required investment related to the Bronx, New York City store.

At April 27, 2019, the Company held variable rate notes receivable due from Wakefern of $24,278 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,129 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at April 27, 2019 and July 28, 2018 are $81,833 and $63,413, respectively, of demand deposits invested at Wakefern at overnight money market rates.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 27, 2019.

6. DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at April 27, 2019 or July 28, 2018 under the facility.

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

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.03	72.23	72.21	72.68
Gross profit	27.97	27.77	27.79	27.32
Operating and administrative expense	24.62	23.96	23.97	23.73
Depreciation and amortization	1.65	1.54	1.66	1.56
Operating income	1.70	2.27	2.16	2.03
Interest expense	(0.28)	(0.29)	(0.27)	(0.28)
Interest income	0.35	0.26	0.32	0.23
Income before taxes	1.77	2.24	2.21	1.98
Income taxes	0.51	0.59	0.66	0.39
Net income	1.26%	1.65%	1.55%	1.59%

Sales.  Sales were $395,458 in the 13 weeks ended April 27, 2019, flat compared to the 13 weeks ended April 28, 2018.  Sales increased due to the opening of the Bronx, New York City store on June 28, 2018 offset by a same store sales decrease of 2.4%. Same store sales decreased due primarily to the impact of three competitor store openings, the early release of Supplemental Nutrition Assistance Program ("SNAP") benefits in January 2019 and a decreased number of winter weather events in the current year. The Company expects same store sales in fiscal 2019 to range from a 1.0% decrease to flat.

Sales were $1,225,137 in the 39 weeks ended April 27, 2019, an increase of 2.0% from the 39 weeks ended April 28, 2018. Sales increased due to the opening of the Bronx, New York City store on June 28, 2018 partially offset by a same store sales decrease of .4%. Same store sales decreased due primarily to the impact of three competitor store openings and a decreased number of winter weather events in the current year.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced slight inflation during the 13 and 39 weeks ended April 27, 2019.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales increased .20% in the 13 weeks ended April 27, 2019 compared to the 13 weeks ended April 28, 2018 primarily due to increased patronage dividends and other rebates from Wakefern (.10%), increased departmental gross margin percentages (.06%) and a favorable change in product mix (.06%) partially offset by higher promotional spending (.02%).

Gross profit as a percentage of sales increased .47% in the 39 weeks ended April 27, 2019 compared to the 39 weeks ended April 28, 2018 primarily due to lower promotional spending (.11%), increased patronage dividends and other rebates from Wakefern (.14%), increased departmental gross margin percentages (.14%), and favorable product mix (.07%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .66% in the 13 weeks ended April 27, 2019 compared to the 13 weeks ended April 28, 2018. The 13 weeks ended April 28, 2018 included credits received related to multi-employer health and welfare benefits (.21%) and pre-opening costs related to the Bronx, NY store (.07%). Excluding these items, operating and administrative expense as a percentage of sales increased .52% in the 13 weeks ended April 27, 2019 compared to the 13 weeks ended April 28, 2018 due primarily to increased payroll and fringe benefit costs (.74%) partially offset by decreased legal and consulting fees (.25%). Fringe benefit costs increased due to non-union pension settlement charges (.11%). Payroll costs increased due primarily to reduced operating leverage as a result of the decrease in same store sales, increased training costs and investments in operational proficiency and other strategic initiatives.

Operating and administrative expense as a percentage of sales increased .24% in the 39 weeks ended April 27, 2019 compared to the 39 weeks ended April 28, 2018. As noted in Note 7 to the unaudited consolidated financial statements, the first quarter of fiscal 2019 includes a gain for Superstorm Sandy insurance proceeds received (.03%) and the 39 weeks ended April 28, 2018 included credits received related to multi-employer health and welfare benefits (.07%) and pre-opening costs related to the Bronx, NY store (.02%). Excluding these items, operating and administrative expense as a percentage of sales increased .22% in the 39 weeks ended April 27, 2019 compared to the 39 weeks ended April 28, 2018 due primarily to increased payroll and fringe benefit costs (.33%) partially offset by decreased legal and consulting fees (.08%). Payroll costs increased due primarily to reduced operating leverage as a result of the decrease in same store sales, increased training costs and investments in operational proficiency and other strategic initiatives.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 39 weeks ended April 27, 2019 compared to the corresponding periods of prior year due to depreciation related to fixed asset additions and accelerated depreciation related to assets at the existing Stroudsburg store that is expected to be replaced in the fall of 2019.

Interest Expense.  Interest expense in the 13 and 39 weeks ended April 27, 2019 was flat compared to the corresponding periods of the prior year.

Interest Income.  Interest income increased in the 13 and 39 weeks ended April 27, 2019 compared to the corresponding periods of the prior year due primarily to larger amounts invested and higher interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 28.9% in the 13 weeks ended April 27, 2019 compared to 26.4% in the 13 weeks ended April 28, 2018.  The effective income tax rate was 29.9% in the 39 weeks ended April 27, 2019 compared to 19.3% in the 39 weeks ended April 28, 2018.

The effective tax rate in the 13 and 39 weeks ended April 28, 2018 was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act made significant changes to the U.S tax code, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and adding bonus depreciation that allows for full expensing of qualified property. For the fiscal year ended July 28, 2018, the Company had a blended federal corporate tax rate of 26.9% based on the effective date of the tax rate reduction.

As a result of the decrease in the federal corporate tax rate, the Company recognized a decrease in its net deferred tax liabilities of $574 and $3,300 in the 13 and 39 weeks ended April 28, 2018, respectively, with a corresponding reduction to deferred income tax expense. Excluding the impact of the adjustment to deferred tax expense, the effective income tax rates were 32.9% and 33.3% in the 13 and 39 weeks ended April 28, 2018, respectively. The reduction in the effective tax rate for the 13 and 39 weeks ended April 27, 2019 is due to full realization of the 21.0% federal corporate tax rate partially offset by a temporary increase in the New Jersey corporate tax rate from 9.0% to 11.5% for fiscal 2019.

Net Income.  Net income was $4,970 in the 13 weeks ended April 27, 2019 compared to $6,542 in the 13 weeks ended April 28, 2018. The 13 weeks ended April 28, 2018 includes a $574 non-cash reduction in deferred tax expense as a result of the Tax Act. Excluding this item from the prior year, net income decreased 17% in the 13 weeks ended April 27, 2019 compared to the prior year due primarily to the 2.4% decrease in same store sales and higher operating expenses.

Net income was $18,810 in the 39 weeks ended April 27, 2019 compared to $19,070 in the 39 weeks ended April 28, 2018. The 39 weeks ended April 27, 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received. The 39 weeks ended April 28, 2018 includes a $3,300 non-cash reduction in deferred tax expense as a result of the Tax Act. Excluding these items from both periods, net income increased 17% in the 39 weeks ended April 27, 2019 compared to the prior year primarily due to higher gross profit margins and the favorable impact of the Tax Act.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern,  and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018. As of April 27, 2019, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $39,769 in the 39 weeks ended April 27, 2019 compared to $31,723 in the corresponding period of the prior year.  The increase in net cash provided by operating activities in fiscal 2019 was primarily due to increased net income adjusted for non-cash expense and changes in working capital. Working capital changes, including Other assets and liabilities, increased net cash provided by operating activities by $1,718 in fiscal 2019 compared to a decrease of $8,118 in fiscal 2018. The change in impact of working capital is due primarily to changes in timing of payments related to other assets and liabilities.

During the 39 weeks ended April 27, 2019, Village used cash to fund capital expenditures of $18,815, dividends of $9,658 and additional investments of $2,326 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the Bronx, New York store, the Stroudsburg replacement store, expansion of self-checkout, several smaller remodels and small equipment purchases.

At April 27, 2019, the Company held variable rate notes receivable due from Wakefern of $24,278 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,129 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has revised its budgeted capital expenditures lower than previously estimated to approximately $30,000 for fiscal 2019 due primarily to a shift in timing related to the construction of the Stroudsburg, Pennsylvania replacement store, now expected to open in the fall of 2019.  Planned expenditures include the beginning of construction of a replacement store in the Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2019 are expected to be cash and cash equivalents on hand at April 27, 2019 and operating cash flow generated in fiscal 2019.

Working capital was $68,021 at April 27, 2019 compared to $89,201 at July 28, 2018. Working capital ratios at the same dates were 1.67 and 1.88 to 1, respectively.  The decrease in working capital in fiscal 2019 compared to fiscal 2018 is due primarily to maturity of $24,937 in notes receivable from Wakefern which was reinvested in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at April 27, 2019 or July 28, 2018 under the facility.

There have been no substantial changes as of April 27, 2019 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 28, 2018.

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

•	We expect same store sales to range from a 1.0% decrease to a flat in fiscal 2019.

•
Village has revised its budgeted capital expenditures lower than previously estimated to approximately $30,000 for fiscal 2019 due primarily to a shift in timing related to the construction of the Stroudsburg, Pennsylvania replacement store, now expected to open in the fall of 2019.  Planned expenditures include the beginning of construction of a replacement store in the Stroudsburg, Pennsylvania, three minor remodels, expansion of self-checkout across most stores and other various technology, equipment and facility upgrades.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 27, 2019, the Company had demand deposits of $81,833 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At April 27, 2019, the Company held variable rate notes receivable due from Wakefern of $24,278 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,129 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: June 4, 2019	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 4, 2019	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)