Form 10-K
period 2019-07-27
VILLAGE SUPER MARKET INC
filed 2019-10-10
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the fiscal year ended: July 27, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $216.8 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.4 million based upon the closing price of the Class A shares on the NASDAQ on January 26, 2019, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 8, 2019

Class A common stock, no par value	10,090,410 Shares
Class B common stock, no par value	4,293,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2019 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 13, 2019 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
PART I
(All dollar amounts are in thousands, except per share and per square foot data).

ITEM I.   BUSINESS

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.   For almost all of fiscal 2019, Village operated a chain of 30 ShopRite supermarkets, eighteen of which are located in northern New Jersey, eight in southern New Jersey, two in Maryland, one in northeastern Pennsylvania and one in the Bronx, New York City. In addition, on June 24, 2019, Village acquired the assets and certain liabilities of Gourmet Garage for $5,267. Gourmet Garage operates three specialty markets averaging 11,000 sq. ft. (5,800 selling sq. ft.) in Manhattan, New York City.

The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite and Gourmet Garage names.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

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

During fiscal 2019, sales per store were $54,715 and sales per average square foot of selling space were $1,186, excluding the Gourmet Garage stores.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.

Below is a summary of the range of store sizes at July 27, 2019:

Total Square Feet	Number of Stores

Greater than 60,000	15
50,001 to 60,000	8
40,001 to 50,000	3
20,000 to 40,000	4
Less than 20,000	3
Total	33

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

Village also has on-site registered dieticians in nineteen ShopRite stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the

Well Everyday program.  Expanded services such as a culinary classroom, fitness studio and a learning and childcare center have been incorporated into certain new and expanded stores.

We have seventeen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

The following table shows the percentage of the Company's sales allocable to various product categories during each of the periods indicated:

Product Categories
	2019	2018
Groceries	35.9%	36.3%
Dairy and Frozen	16.9	17.0
Produce	12.0	12.0
Meats	9.5	9.5
Non-Foods	8.2	8.3
Deli and Prepared Food	7.7	7.5
Pharmacy	4.2	4.3
Seafood	2.6	2.4
Bakery	2.2	2.1
Liquor	0.5	0.4
Other	0.3	0.2
	100%	100%

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

Village has budgeted $55 million for capital expenditures for fiscal 2020.  Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three major remodels, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades.

In fiscal 2019, Village began construction of a replacement store in Stroudsburg, Pennsylvania, acquired three Gourmet Garage specialty markets in Manhattan, New York City and expanded self-checkout across most of our stores, and completed several smaller remodels and small equipment purchases.

In fiscal 2018, Village completed construction of the Bronx, New York store, several minor remodels and various technology, equipment and facility upgrades.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.5% of Wakefern’s outstanding stock as of July 27, 2019.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 352 supermarkets and other retail formats, including 96 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite name and trademark, and to participate in ShopRite advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite name and trademark, volume purchasing, ShopRite private label products, distribution and warehousing economies of scale, ShopRite advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite name is widely recognized by its customers and is a factor in their decisions about where to shop. ShopRite private label products accounted for approximately 12.0% of sales in fiscal 2019.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

While Wakefern has a substantial professional staff, it operates as a member owned cooperative.  Executives of most members make contributions of time to the business of Wakefern.  Executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchasing, merchandising and other programs.  In addition, Nicholas Sumas, the Company’s Co-President, is a member of the Wakefern Board of Directors.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2019 and 2018.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite, The Fresh Grocer, Gourmet Garage or Dearborn Market supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Wakefern does not prescribe geographical franchise areas to its members.  The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite, PriceRite, The Fresh Grocer, Gourmet Garage or Dearborn Market names are, however, subject to the approval of Wakefern's Site Development Committee.  This committee is composed of persons who are not employees or members of Wakefern.  Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors.  Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $28,644 at July 27, 2019.  The total amount of debt outstanding from all capital pledges to Wakefern is $846 at July 27, 2019.  The maximum per store capital contribution increased from $925 to $950 in fiscal 2019, resulting in an additional $625 capital pledge, which was paid in fiscal 2019.

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

LABOR

As of July 27, 2019, the Company employed approximately 6,731 persons with approximately 71% working part-time.  Approximately 88% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between March 2020 and October 2023.  Approximately 1% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

COMPETITION

The supermarket business is highly competitive and characterized by narrow profit margins.  Village competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Some of the Company's principal competitors include Acme, Aldi, Amazon/Whole Foods, BJs, Costco, Foodtown, Giant, Kings, Lidl, Safeway, Stop & Shop, Target, Trader Joe's, Wal-Mart, Wegmans and Weis. Competition with these outlets is based on price, store location, convenience, promotion, product assortment, quality and service.  Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 27, 2019, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center.  The remaining 27 stores (containing 1,392,000 square feet of total space) and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Nineteen of these leased stores are located in shopping centers or city storefronts and the remaining eight are freestanding stores.

The annual rent, including capitalized leases, for all of the Company's leased facilities for the year ended July 27, 2019 was approximately $18,431.

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

2019	High	Low
4th Quarter	$29.82	$24.58
3rd Quarter	31.58	26.36
2nd Quarter	28.37	24.35
1st Quarter	29.36	23.94
2018	High	Low
4th Quarter	$31.28	$27.19
3rd Quarter	27.79	22.50
2nd Quarter	25.92	22.67
1st Quarter	25.80	22.90

As of October 1, 2019, there were approximately 790 holders of Class A common stock.

During fiscal 2019, Village paid cash dividends of $12,890.  Dividends in fiscal 2019 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2018, Village paid cash dividends of $12,878.  Dividends in fiscal 2018 consist of $1.00 per Class A common share and $.65 per Class B common share.

The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2019 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
April 28, 2019 to May 25, 2019	—	$—	—	$1,026,443
May 26, 2019 to June 22, 2019	—	$—	—	$1,026,443
June 23, 2019 to July 27, 2019	13,686	$24.95	13,686	$684,961
Total	13,686	$24.95	13,686

(1)	The reported periods conform to our fiscal calendar.
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

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2016 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 27, 2019		July 28, 2018		July 29, 2017	July 30, 2016		July 25, 2015
Sales	$1,643,502		$1,612,015		$1,604,574	$1,634,904		$1,583,789
Net income	25,539	(1)	25,080	(2)	22,921	25,044	(3)	30,620	(4)
Net income as a % of sales	1.55%		1.56%		1.43%	1.53%		1.93%
Net income per share:
Class A common stock:
Basic	$1.98		$1.95		$1.80	$1.98		$2.44
Diluted	1.77		1.74		1.60	1.77		2.16
Class B common stock:
Basic	1.29		1.27		1.16	1.29		1.58
Diluted	1.29		1.27		1.16	1.29		1.58
Cash dividends per share:
Class A	1.00		1.00		1.00	1.00		1.00
Class B	0.65		0.65		0.65	0.65		0.65

At year-end
Total assets	$502,289		$481,590		$455,225	$450,254		$431,889
Long-term debt	47,725		48,186		42,646	43,561		44,425
Working capital	56,307		89,201		85,279	60,538		41,760
Shareholders’ equity	318,672		303,145		286,820	271,735		252,767
Book value per share	22.15		21.08		19.93	19.20		17.84

Other data
Same store sales trend (5)	(0.5)%		0.2%		0.0%	1.4%		2.1%
Total square feet	1,804,000		1,770,000		1,717,000	1,717,000		1,717,000
Average total sq. ft. per store	55,000		59,000		59,000	59,000		59,000
Selling square feet	1,401,000		1,384,000		1,353,000	1,353,000		1,353,000
Sales per average square foot of selling space (6)	$1,186		$1,188		$1,186	$1,208		$1,177
Number of stores	33		30		29	29		29
Sales per average number of stores (6)	$54,715		$55,450		$55,330	$56,376		$54,613
Capital expenditures and acquisitions	27,988		35,464		27,726	19,971		23,517

(1) Includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received and a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation.
(2) Includes a $3,300 reduction in deferred tax expense as a result of the Tax Cuts and Jobs Act, an $822 (net of tax) non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store.
(3) Includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy.

(4) Includes a charge to write-off insurance receivables related to Superstorm Sandy of $1,340 (net of tax), a $316 (net of tax) impairment charge related to the property of a closed store and a tax benefit of $6,452 related to settlement of a dispute with the New Jersey Division of Taxation, net of interest and penalties accrued prior to settlement.
(5) New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2017 and 2016 excludes the impact of the 53rd week in fiscal 2016.
(6) Amounts for the year ended July 27, 2019 exclude the results of the Gourmet Garage stores acquired on June 24, 2019 and amounts for the year ended July 28, 2018 exclude results of the store opened in the Bronx, New York on June 28, 2018.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Sales	$401,550	$428,128	$395,458	$418,366	$1,643,502
Gross profit	112,113	117,736	110,611	116,256	456,716
Net income	6,269	7,571	4,970	6,729	25,539
Net income per share:
Class A common stock:
Basic	0.49	0.59	0.39	0.52	1.98
Diluted	0.43	0.53	0.35	0.47	1.77
Class B common stock:
Basic	0.32	0.38	0.25	0.34	1.29
Diluted	0.32	0.38	0.25	0.34	1.29

2018
Sales	$387,340	$418,269	$395,437	$413,999	$1,615,045
Gross profit	104,792	113,467	109,829	114,941	443,029
Net income	3,016	9,511	6,542	6,011	25,080
Net income per share:
Class A common stock:
Basic	0.23	0.74	0.51	0.47	1.95
Diluted	0.21	0.66	0.45	0.42	1.74
Class B common stock:
Basic	0.15	0.48	0.33	0.30	1.27
Diluted	0.15	0.48	0.33	0.30	1.27

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 supermarkets in New Jersey, Maryland, northeastern Pennsylvania and New York City under the ShopRite banner. On June 24, 2019, Village acquired the assets and certain liabilities of Gourmet Garage for $5,267. Gourmet Garage operates three specialty markets averaging 11,000 sq. ft. (5,800 selling sq. ft.) in Manhattan, New York City. On June 28, 2018, Village opened a 53,000 sq. ft. (31,000 selling sq. ft.) ShopRite in the Bronx, New York City.

Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains. The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores.

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

The Company’s stores, six of which are owned, average 55,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept featuring a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

Village also has on-site registered dieticians in nineteen ShopRite stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program.  We have seventeen stores that offer ShopRite from Home covering most of the communities served by our stores.  ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery.  Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2019 and 2018 contain 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations of the Company as a percentage of sales:

	July 27, 2019	July 28, 2018
Sales	100.00%	100.00%
Cost of sales	72.21%	72.57%
Gross profit	27.79%	27.43%
Operating and administrative expense	24.02%	23.81%
Depreciation and amortization	1.66%	1.55%
Operating income	2.11%	2.07%
Interest expense	(0.27)%	(0.28)%
Interest income	0.32%	0.24%
Income before income taxes	2.16%	2.03%
Income taxes	0.61%	0.48%
Net income	1.55%	1.55%

SALES

Sales were $1,643,502 in fiscal 2019, an increase of $28,457, or 1.8% from fiscal 2018. Sales increased due to the opening of the Bronx, New York City store on June 28, 2018 and the acquisition of Gourmet Garage on June 24, 2019 partially offset by a same store sales decrease of 0.5%. Same store sales decreased due primarily to the impact of three competitor store openings partially offset by continued sales growth in recently replaced and remodeled stores. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT

Gross profit as a percentage of sales increased .36% in fiscal 2019 compared to fiscal 2018 due to increased patronage dividends and other rebates from Wakefern (.11%), lower promotional spending (.10%), more favorable product mix (.06%) and increased departmental gross margin percentages (.09%).

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased .21% in fiscal 2019 compared to fiscal 2018. Fiscal 2019 includes a gain for Superstorm Sandy insurance proceeds received (.03%) and fiscal 2018 included non-recurring assessments from Wakefern (.08%), pre-opening costs related to the Bronx, NY store (.06%) and credits received related to multi-employer pension benefits (.08%). Excluding these items, operating and administrative expense as a percentage of sales increased .30% in fiscal 2019 compared to fiscal 2018 due primarily to increased payroll costs (.32%) and self-insured workers compensation claim costs (.08%) partially offset by decreased legal and consulting fees (.12%). Payroll costs increased due primarily to reduced operating leverage as a result of the decrease in same store sales, increased training costs and investments in operational proficiency and other strategic initiatives.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $27,290 and $24,999 in fiscal 2019 and 2018, respectively. Depreciation and amortization expense increased in fiscal 2019 compared to the prior year due to depreciation related to capital expenditures and accelerated depreciation related to assets at the existing Stroudsburg store that is expected to be replaced in the fall of 2019.

INTEREST EXPENSE

Interest expense was $4,436 and $4,460 in fiscal 2019 and 2018, respectively. Interest expense was flat in fiscal 2019 compared to fiscal 2018.

INTEREST INCOME

Interest income was $5,283 and $3,845 in fiscal 2019 and 2018, respectively. Interest income increased in fiscal 2019 compared to fiscal 2018 due primarily to larger amounts invested and higher interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 28.1% and 23.6% in fiscal 2019 and 2018, respectively.

The effective tax rate was impacted by the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017.  The Tax Act made significant changes to the U.S tax code, including, but not limited to, reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property. As the Company’s fiscal year ended on July 28, 2018, the Company’s U.S. federal corporate statutory income tax rate was subject to a full year blended tax rate of 26.9% for fiscal 2018, and 21.0% for fiscal 2019 and subsequent fiscal years.

Fiscal 2019 includes a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation and fiscal 2018 includes a decrease in net deferred tax liabilities of $3,300, with a corresponding reduction to deferred income tax expense as a result of the decrease in the federal tax rate. Excluding the impact of these adjustments, the effective income tax rate was 30.3% and 33.7% in fiscal 2019 and 2018, respectively.  The reduction in the effective tax rate in fiscal 2019 is due to full realization of the 21.0% federal corporate tax rate partially offset by a temporary increase in the New Jersey corporate tax rate from 9.0% to 11.5% for fiscal 2019.

NET INCOME

Net income was $25,539 in fiscal 2019 compared to $25,080 in fiscal 2018.  Fiscal 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received and a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation. Fiscal 2018 includes a $3,300 reduction in deferred tax expense as a result of the Tax Act, an $822 (net of tax) non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store. Excluding these items from both periods, net income increased 9% in fiscal 2019 compared to the prior year primarily due to higher gross profit margins and the favorable impact of the Tax Act.

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

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 27, 2019. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $11,908 and $11,937 at July 27, 2019 and July 28, 2018, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 27, 2019 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.41% at July 27, 2019 compared to 3.99% at July 28, 2018. Changes in the discount rate and updated assumptions on mortality tables and improvement scales resulted in a net increase in the projected benefit obligation by approximately $5,923 at July 27, 2019. Village evaluated the expected increase in compensation costs of 4.50% and concluded no changes in this assumption was necessary in estimating pension plan obligations and expense. In fiscal 2018, the Company transitioned to a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans funded status increases.  Based on the Company’s transition to an LDI strategy, the Company assumed a 5.50% long-term rate of return on plan assets for fiscal 2019.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$9,339	$(11,786)	$469	$(850)
Expected return on assets	+ / - 1.0%	$—	—	$628	$(628)

Village contributed $5,009 and $6,510 in fiscal 2019 and 2018, respectively, to these Company-sponsored pension plans.  Village expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020. The 2019 contributions include $2,178 in benefit payments related to the unfunded, non-qualified supplemental benefit plan. Substantially all other contributions in 2019 and 2018 were voluntary contributions.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the Consolidated Financial Statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $55,788 in fiscal 2019 compared to $58,884 in fiscal 2018. Net cash provided by operating activities was generated primarily by changes in working capital and net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes and the provision to value inventories at LIFO.

Working capital changes, including Other assets and Other liabilities, increased net cash provided by operating activities by $1,568 in fiscal 2019 compared to $6,466 in fiscal 2018. This change in impact of working capital is due primarily to changes in timing of income tax payments, increased self-insurance reserves and lower merchandise inventories.

During fiscal 2019, Village used cash to fund capital expenditures of $27,988, dividends of $12,890, the acquisition of Gourmet Garage for $5,267, treasury stock purchases of $1,070 and additional investments of $3,127 in notes receivable from Wakefern, net of proceeds received on matured notes. Capital expenditures primarily include costs associated with the Bronx, New York store, the Stroudsburg replacement store, expansion of self-checkout, several smaller remodels and small equipment purchases.

During fiscal 2018, Village used cash to fund capital expenditures of $35,464, dividends of $12,878, investments in notes receivable related to New Market Tax Credit financing of $4,835, treasury stock purchases of $632 and additional investments of $2,401 in notes receivable from Wakefern, net of proceeds received on matured notes. See further discussion on the New Market Tax Credit program in note 4 to the consolidated financial statements. Capital expenditures primarily includes costs associated with the construction of the Bronx, New York store, several minor remodels and various technology, equipment and facility upgrades.

LIQUIDITY and DEBT

Working capital was $56,307 and $89,201 at July 27, 2019 and July 28, 2018, respectively. Working capital ratios at the same dates were 1.50 and 1.88 to one, respectively. The decrease in working capital in fiscal 2019 compared to fiscal 2018 is due primarily to maturity of $24,937 in notes receivable from Wakefern which was reinvested in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has budgeted $55 million for capital expenditures for fiscal 2020.  Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three major remodels, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2020 are expected to be cash and cash equivalents on hand at July 27, 2019 and operating cash flow generated in fiscal 2020.

At July 27, 2019, the Company held variable rate notes receivable due from Wakefern of $24,687 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,521 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 27, 2019, Village had demand deposits invested at Wakefern in the amount of $73,879. These deposits earn overnight money market rates.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at July 27, 2019 or July 28, 2018 under the facility.

During fiscal 2019, Village paid cash dividends of $12,890.  Dividends in fiscal 2019 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•
We expect the same store sales trends to range from a 2.0% decrease to flat in fiscal 2020, including the impact of expected investments in retail pricing and expansion of private label/own brand product offerings.

•
We have budgeted $55,000 for capital expenditures in fiscal 2020.  Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three major remodels, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades.

•	The Board’s current intention is to continue to pay quarterly dividends in 2020 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash flow from operations and other sources of liquidity will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

We expect our effective income tax rate in fiscal 2020 to be in the range of 30% - 31%.

•
We expect approximately $1,600 of net periodic pension costs in fiscal 2020 related to the four Company sponsored defined benefit pension plans. The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020.

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

•
The Company’s stores are concentrated in New Jersey, with two stores in Maryland, one in northeastern Pennsylvania and four in New York City. We are vulnerable to economic downturns in New Jersey in addition to those that may affect the country as a whole.  Economic conditions such as inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, unemployment rates and changing demographics may adversely affect our sales and profits.

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

•
Approximately 88% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 27, 2019, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $846. The maximum per store investment is currently $950. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the Consolidated Financial Statements.

At July 27, 2019, the Company held variable rate notes receivable due from Wakefern of $24,687 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,521 that earn interest at the prime rate plus .75% and mature on February 15,

2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 27, 2019, Village had demand deposits invested at Wakefern in the amount of $73,879. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern at combined current annual rents of $1,355. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688 in both fiscal 2019 and 2018. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,455 in both fiscal 2019 and 2018.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	July 27, 2019	July 28, 2018
ASSETS
Current Assets
Cash and cash equivalents	$101,121	$96,108
Merchandise inventories	38,503	39,413
Patronage dividend receivable	11,908	11,937
Notes receivable from Wakefern	—	23,952
Income taxes receivable	43	87
Other current assets	17,206	19,401

Total current assets	168,781	190,898

Notes receivable from Wakefern	50,208	23,129
Property, equipment and fixtures, net	224,890	214,566
Investment in Wakefern	28,644	27,093
Goodwill	12,650	12,057
Other assets	17,116	13,847

Total assets	$502,289	$481,590

LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Capital and financing lease obligations	$1,022	$764
Notes payable to Wakefern	43	114
Accounts payable to Wakefern	66,130	61,798
Accounts payable and accrued expenses	23,950	19,080
Accrued wages and benefits	20,259	18,620
Income taxes payable	1,070	1,321

Total current liabilities	112,474	101,697

Long-term debt
Capital and financing lease obligations	40,753	41,768
Notes payable to Wakefern	803	—
Notes payable related to New Markets Tax Credit	6,169	6,418

Total long-term debt	47,725	48,186

Pension liabilities	4,759	8,482
Other liabilities	18,659	20,080

Commitments and Contingencies (Notes 3, 4, 5, 6, 8 and 9)

Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,593 shares at July 27, 2019 and 10,575 shares at July 28, 2018	65,114	61,678
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at July 27, 2019 and 4,304 shares at July 28, 2018	697	699
Retained earnings	270,753	258,104
Accumulated other comprehensive loss	(8,342)	(8,185)
Less treasury stock, Class A, at cost: 502 shares at July 27, 2019 and 496 shares at July 28, 2018	(9,550)	(9,151)

Total shareholders’ equity	318,672	303,145

Total liabilities and shareholders' equity	$502,289	$481,590
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Years ended
	July 27, 2019	July 28, 2018

Sales	$1,643,502	$1,615,045
Cost of sales	1,186,786	1,172,016

Gross profit	456,716	443,029

Operating and administrative expense	394,750	384,577
Depreciation and amortization	27,290	24,999

Operating income	34,676	33,453

Interest expense	(4,436)	(4,460)
Interest income	5,283	3,845

Income before income taxes	35,523	32,838
Income taxes	9,984	7,758

Net income	$25,539	$25,080

Net income per share:
Class A common stock:
Basic	$1.98	$1.95
Diluted	$1.77	$1.74

Class B common stock:
Basic	$1.29	$1.27
Diluted	$1.29	$1.27

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Years ended
	July 27, 2019	July 28, 2018

Net income	$25,539	$25,080

Other comprehensive income (loss):
Amortization of pension actuarial loss, net of tax (1)	423	409
Pension remeasurement, net of tax (2)	(888)	(218)
Pension settlement loss, net of tax (3)	308	624
Reclassification due to the adoption of ASU 2018-02	—	(1,594)
Total other comprehensive loss	(157)	(779)

Comprehensive income	$25,382	$24,301

(1)	Amounts are net of tax of $182 and $160 for 2019 and 2018, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(2)	Amounts are net of tax of $384 and $86 for 2019 and 2018, respectively.

(3)	Amounts are net of tax of $133 and $242 for 2019 and 2018, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 27, 2019 and July 28, 2018
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 29, 2017	10,562	$57,852	4,304	$699	$244,308	$(7,406)	477	$(8,633)	$286,820
Net income	—	—	—	—	25,080	—	—	—	25,080
Other comprehensive income, net of tax of $316	—	—	—	—	1,594	(779)	—	—	815
Dividends	—	—	—	—	(12,878)	—	—	—	(12,878)
Exercise of stock options	—	111	—	—	—	—	(8)	114	225
Treasury stock purchases	—	—	—	—	—	—	27	(632)	(632)
Restricted shares forfeited	(8)	(59)	—	—	—	—	—	—	(59)
Share-based compensation expense	21	3,774	—	—	—	—	—	—	3,774
Balance, July 28, 2018	10,575	61,678	4,304	699	258,104	(8,185)	496	(9,151)	303,145
Net income	—	—	—	—	25,539	—	—	—	25,539
Other comprehensive income, net of tax of $69	—	—	—	—	—	(157)	—	—	(157)
Dividends	—	—	—	—	(12,890)	—	—	—	(12,890)
Exercise of stock options	—	336	—	—	—	—	(36)	671	1,007
Treasury stock purchases	—	—	—	—	—	—	42	(1,070)	(1,070)
Restricted shares forfeited	(15)	(247)	—	—	—	—	—	—	(247)
Share-based compensation expense	23	3,345	—	—	—	—	—	—	3,345
Conversion of Class B shares to Class A shares	10	2	(10)	(2)	—	—	—	—	—
Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended
	July 27, 2019	July 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,539	$25,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,290	24,999
Non-cash share-based compensation	3,098	3,715
Deferred taxes	(1,883)	(1,050)
Provision to value inventories at LIFO	278	(176)
Gain on sale of property, equipment and fixtures	(102)	(150)

Changes in assets and liabilities:
Merchandise inventories	1,196	2,615
Patronage dividend receivable	29	718
Accounts payable to Wakefern	4,332	2,242
Accounts payable and accrued expenses	(2,430)	2,139
Accrued wages and benefits	1,639	810
Income taxes receivable / payable	(241)	2,377
Other assets and liabilities	(2,957)	(4,435)

Net cash provided by operating activities	55,788	58,884

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,988)	(35,464)
Proceeds from the sale of assets	102	150
Investment in notes receivable from Wakefern	(28,064)	(24,573)
Maturity of notes receivable from Wakefern	24,937	22,172
Investment in notes receivable related to New Markets Tax Credit financing	—	(4,835)
Acquisition of Gourmet Garage, net of cash acquired	(5,267)	—

Net cash used in investing activities	(36,280)	(42,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,007	225
Excess tax benefit related to share-based compensation	34	5
Proceeds from New Markets Tax Credit financing	—	6,860
Debt issuance costs	—	(297)
Principal payments of long-term debt	(1,576)	(944)
Dividends	(12,890)	(12,878)
Treasury stock purchases, including shares surrendered for withholding taxes	(1,070)	(632)

Net cash used in financing activities	(14,495)	(7,661)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,013	8,673

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,108	87,435

CASH AND CASH EQUIVALENTS, END OF YEAR	$101,121	$96,108

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,436	$4,460
Income taxes	12,074	6,420

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$891	$—
Capital expenditures included in accounts payable and accrued expenses	7,372	1,233
 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data).

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 ShopRite supermarkets in New Jersey, eastern Pennsylvania, Maryland and New York City and three Gourmet Garage specialty markets in Manhattan, New York City. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite and Gourmet Garage names.  This relationship provides Village many of the economies of scale in purchasing, distribution, private label products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2019 and 2018 contain 52 weeks.

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

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the full retrospective approach in fiscal 2019. As a result of the adoption of the standard, $4,027 of certain other income streams, including commissions for gift card and lottery sales and service fees for ShopRite From Home, that were previously presented as a reduction in Operating expenses were reclassified to sales for 52 weeks ended July 28, 2018. Additionally, $997 of pharmacy fees previously recorded as Cost of sales were reclassified as a reduction of sales for the 52 weeks ended July 28, 2018.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 27, 2019		July 28, 2018
	Amount	%	Amount	%
Center Store (1)	$1,011,232	61.5%	$1,000,316	62.0%
Fresh (2)	558,245	34.0%	541,102	33.5%
Pharmacy	69,404	4.2%	69,917	4.3%
Other (3)	4,621	0.3%	3,710	0.2%

Total Sales	$1,643,502	100.0%	$1,615,045	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees and gift card and lottery commissions.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $8,061 and $8,227 at July 27, 2019 and July 28, 2018, respectively. Included in cash and cash equivalents at July 27, 2019 and July 28, 2018 are $73,879 and $63,413, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 64% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $14,512 and $14,234 higher than reported in fiscal 2019 and 2018, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

Leases

Leases that meet certain criteria are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the inception of the respective leases. Such assets are amortized on a straight-line basis over the shorter of the related lease terms or the estimated useful lives of the related assets. Amounts representing interest expense relating to the lease obligations are recorded to effect constant rates of interest over the terms of the leases. Leases that do not qualify as capital leases are classified as operating leases. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease. Deferred rent obligations of $13,102 and $13,259 at July 27, 2019 and July 28, 2018, respectively, were classified within Other liabilities in the consolidated balance sheets.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,705 and $11,514 in fiscal 2019 and 2018, respectively.

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

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value at the reporting unit level, in addition to the value of the Company’s stock.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2019		2018
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$19,341	$5,538	$18,925	$5,447
Conversion of Class B to Class A shares	5,538	—	5,447	—
Effect of share-based compensation on allocated net income	—	(1)	—	—
Net income allocated, diluted	$24,879	$5,537	$24,372	$5,447

Denominator:
Weighted average shares outstanding, basic	9,747	4,296	9,717	4,304
Conversion of Class B to Class A shares	4,296	—	4,304	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,043	4,296	14,021	4,304

Net income per share is as follows:

	2019		2018
	Class A	Class B	Class A	Class B
Basic	$1.98	$1.29	$1.95	$1.27
Diluted	$1.77	$1.29	$1.74	$1.27

Outstanding stock options to purchase Class A shares of 241 and 9 were excluded from the calculation of diluted net income per share at July 27, 2019 and July 28, 2018, respectively, as a result of their anti-dilutive effect. In addition, 323 and 356 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 27, 2019 and July 28, 2018, respectively, due to their anti-dilutive effect.

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

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, "Leases." This guidance requires lessees to recognize lease liabilities and a right-of-use asset for all leases with terms of more than 12 months on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with earlier adoption permitted. The Company will adopt the new standard in the first quarter of its fiscal year ending July 25, 2020. ASU 2016-02 requires a modified retrospective approach for all leases existing at the date of initial adoption under which the cumulative effect of initially applying the standard will be recognized as an adjustment to its opening fiscal 2020 retained earnings, with no restatement of prior year amounts. The Company will apply the transition package of practical expedients permitted within the standard, which allows the carryforward of historical lease classification, and will apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The Company estimates adoption of the standard will result in an increase in assets and lease liabilities of approximately $75,222 and $70,322, respectively, as of the date of adoption. The Company does not expect adoption to have a material impact on the consolidated statement of operations or cash flows.
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

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 27, 2019	July 28, 2018
Land and buildings	$109,707	$106,614
Store fixtures and equipment	290,916	273,345
Leasehold improvements	124,812	116,699
Leased property under capital leases	25,211	25,211
Construction in progress	10,453	2,641
Vehicles	4,395	4,138

Total property, equipment and fixtures	565,494	528,648
Accumulated depreciation	(330,094)	(304,593)
Accumulated amortization of property under capital and financing leases	(10,510)	(9,489)

Property, equipment and fixtures, net	$224,890	$214,566

Amortization of leased property under capital and financing leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.5% of the outstanding shares of Wakefern at July 27, 2019. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2019 and 2018. The Company also has an investment of approximately 7.7% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 27, 2019, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $846. Installment payments are due as follows: 2020 - $43; 2021 - $130; 2022 - $171; 2023 - $161; 2024 - $154; and $187 thereafter. The maximum per store investment, which is currently $950, increased by $25 in fiscal 2019, resulting in an additional investment of $625. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $31,412 and $28,536 in fiscal 2019 and 2018, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $33,581 and $33,037 from Wakefern in fiscal 2019 and 2018, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 6) with Wakefern.

 At July 27, 2019, the Company held variable rate notes receivable due from Wakefern of $24,687 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,521 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 27, 2019, the Company had demand deposits invested at Wakefern in the amount of $73,879. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $5,215 and $3,806 in fiscal 2019 and 2018, respectively.

NOTE 4 — DEBT

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. The revolving credit line can be used for general corporate purposes and expires on December 21, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit ($129 outstanding at July 27, 2019), which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. The Company was in compliance with all covenants of the credit agreement at July 27, 2019. There were no amounts outstanding at July 27, 2019 or July 28, 2018 under the facility.

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

As the Company’s fiscal year ended on July 28, 2018, the Company’s U.S. federal corporate statutory income tax rate was subject to a full year blended tax rate of 26.9% for fiscal 2018, and 21.0% for fiscal 2019 and subsequent fiscal years. As a result of the decrease in the U.S. federal corporate statutory rate, deferred tax balances were remeasured based on the rates at which they are expected to reverse in the future. In fiscal 2018, a benefit of $3,300 was recognized related to the remeasurement of the Company’s deferred tax balances, which is included in Income taxes on the consolidated statements of operations.

The components of the provision for income taxes are:

	2019	2018
Federal:
Current	$7,669	$5,546
Deferred	(1,149)	(915)

State:
Current	4,198	3,262
Deferred	(734)	(135)

	$9,984	$7,758

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 27, 2019	July 28, 2018
Deferred tax assets:
Leasing activities	$7,816	$7,396
Federal benefit of uncertain tax positions	—	182
Compensation related costs	4,750	2,795
Pension costs	1,474	1,673
Other	406	456

Total deferred tax assets	14,446	12,502

Deferred tax liabilities:
Tax over book depreciation	13,481	13,557
Patronage dividend receivable	3,270	3,281
Investment in partnerships	1,034	1,030
Other	123	47

Total deferred tax liabilities	17,908	17,915

Net deferred tax liability	$(3,462)	$(5,413)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 27, 2019 and July 28, 2018:

	2019	2018
Other assets	1,406	646
Other liabilities	(4,868)	(6,059)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 27, 2019 and July 28, 2018.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2019	2018
Statutory federal income tax rate	21.0%	26.9%
State income taxes, net of federal tax benefit	9.8%	7.0%
Settlement of tax audits	(2.2)%	—%
Deferred tax revaluation due to Tax Act	—%	(10.0)%
Other	(0.5)%	(0.3)%

Effective income tax rate	28.1%	23.6%

In June 2019, the Company reached an agreement with the New Jersey Division of Taxation to settle an audit of fiscal years 2011 through 2015 for all applicable entities and fiscal years 2000 through 2014 related to a settlement agreement reached in February 2015 regarding nexus of certain subsidiaries. The Company recorded an income tax benefit of $777, net of federal taxes, in fiscal

2019 related to the settlement and to reverse remaining unrecognized tax benefits and related interest and penalties in excess of the settlement.

The New York Department of Taxation and Finance is currently auditing the fiscal 2018 tax year for all applicable entities. The Company is open to examination by the remaining relevant tax authorities with varying statutes of limitations, generally ranging from three to four years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2019	2018
Balance at beginning of year	$648	$648
Reductions based on settlement of tax audits	(648)	—

Balance at end of year	$—	$648

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized a benefit of $242 in fiscal 2019 related to interest and penalties on income taxes.

NOTE 6 — LEASES

Description of leasing arrangements

The Company leased 27 stores at July 27, 2019, including five that are capitalized for financial reporting purposes. The majority of initial lease terms range from 20 to 30 years.

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

Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consist of the following at July 27, 2019:

	Capital and financing leases	Operating leases
2020	$5,173	$13,573
2021	5,240	12,972
2022	5,240	10,348
2023	5,305	9,747
2024	5,342	7,457
Thereafter	43,708	61,043
Minimum lease payments	70,008	$115,140
Less amount representing interest	28,233

Present value of minimum lease payments	41,775

Less current portion	1,022
	$40,753

The following schedule shows the composition of total rental expense for the following years:

	2019	2018
Minimum rentals	$12,718	$11,985
Contingent rentals	712	726

	$13,430	$12,711

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688 in both fiscal 2019 and 2018. This lease expires in fiscal 2021 with options to extend at increasing annual rent.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,455 in both fiscal 2019 and 2018.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,355 and $1,322 in fiscal 2019 and 2018, respectively. Both leases contain normal periodic rent increases and options to extend the lease.

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

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors has authorized an incremental $5,000 share repurchase program, supplementing the current authorization, which had $685 remaining as of July 27, 2019. The Company made open market purchases totaling $846 and $632 under this repurchase program in fiscal 2019 and 2018, respectively, and an additional $224 in shares of Class A Common Stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2019.

Village has three share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,098 and $3,715 in fiscal 2019 and 2018, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $729 and $1,005 in fiscal 2019 and 2018, respectively.

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

The following table summarizes option activity under all plans for the following years:

	2019		2018
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	289	$28.38	384	$27.91
Granted	—	—	—	—
Exercised	(36)	28.30	(8)	28.17
Forfeited	—	—	(30)	28.13
Expired	(8)	$27.44	(57)	$25.38

Outstanding at end of year	245	$28.43	289	$28.38

Options exercisable at end of year	245	$28.43	289	$28.38

As of July 27, 2019, the weighted-average remaining contractual term of options outstanding and options exercisable was 3.7 years. As of July 27, 2019, the aggregate intrinsic value was $1 for both options outstanding and options exercisable. The total intrinsic value of options exercised was $87 and $17 in fiscal 2019 and 2018, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	2019		2018
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	356	$27.08	361	$27.22
Granted	23	26.57	21	24.61
Vested	(41)	27.22	(18)	27.22
Forfeited	(15)	27.09	(8)	26.73

Nonvested at end of year	323	$27.02	356	$27.08

The total fair value of restricted shares vested during fiscal 2019 and 2018 was $1,161 and $458, respectively.

As of July 27, 2019, there was $2,297 of total unrecognized compensation costs related to nonvested stock options and restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Cash received from option exercises under all share-based compensation arrangements was $1,007 and $225 in fiscal 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $34 and $5 in fiscal 2019 and 2018, respectively.

The Company declared and paid cash dividends on common stock as follows:

	2019	2018
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,096	$10,080
Class B common stock	2,794	2,798

	$12,890	$12,878

NOTE 8 — PENSION PLANS

Company-Sponsored Pension Plans

The Company sponsors four defined benefit pension plans. Three of the plans are frozen and participants no longer earn service credit. Two are tax-qualified plans covering members of unions. Benefits under these two plans are based on a fixed amount for each year of service. One is a tax-qualified plan covering nonunion associates. Benefits under this plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The fourth plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives.

Net periodic pension cost for the four plans include the following components:

	2019	2018
Service cost	$213	$259
Interest cost on projected benefit obligation	2,674	2,515
Expected return on plan assets	(2,873)	(3,280)
Loss on settlement	441	866
Amortization of gains and losses	605	569
Net periodic pension cost	$1,060	$929

The Company recognized a settlement loss of $441 and $866 in fiscal 2019 and 2018, respectively, for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost during the year.

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2019	2018
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$69,553	$71,701
Service cost	213	259
Interest cost	2,674	2,515
Benefits paid	(779)	(643)
Settlement	(6,331)	(4,317)
Actuarial loss	4,602	38
Benefit obligation at end of year	$69,932	$69,553

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$61,071	$56,507
Actual return on plan assets	6,203	3,014
Employer contributions	5,009	6,510
Benefits paid	(779)	(643)
Settlements paid	(6,331)	(4,317)
Fair value of plan assets at end of year	65,173	61,071

Funded status at end of year	$4,759	$8,482

Amounts recognized in the consolidated balance sheets:
Pension liabilities	4,759	8,482
Accumulated other comprehensive loss, net of income taxes	8,342	8,185

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$11,615	$11,388

The Company expects approximately $1,900 of the net actuarial loss to be recognized as a component of net periodic benefit costs in fiscal 2020.

The accumulated benefit obligations of the four plans were $69,932 and $69,553 at July 27, 2019 and July 28, 2018, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2019	2018
Projected benefit obligation	$10,203	$67,861
Accumulated benefit obligation	10,203	67,861
Fair value of plan assets	3,783	59,283

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2019	2018
Assumed discount rate — net periodic pension cost	3.99%	3.60%
Assumed discount rate — benefit obligation	3.41%	3.99%
Assumed rate of increase in compensation levels	4.5%	4.5%
Expected rate of return on plan assets	5.50%	6.50%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. In fiscal 2018, the Company transitioned to a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans funded status increases. The target allocations for plan assets are 5-15% equity securities, 85-95% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $568 and $611 at July 27, 2019 and July 28, 2018, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 27, 2019			July 28, 2018
Asset Category	Level 1	Assets Measured at NAV	Total	Level 1	Assets Measured at NAV	Total
Cash	$37	$—	$37	$17	$—	$17

Equity securities:
Company stock	568	—	568	611	—	611
Mutual/Collective Trust Funds - U.S. (1)	—	4,401	4,401	—	10,213	10,213
Mutual/Collective Trust Funds - International (1)	—	2,613	2,613	—	8,337	8,337

Fixed income securities:
Mutual/Collective Trust Funds - Fixed Income (1)	—	57,554	57,554	—	41,893	41,893

Total	$605	$64,568	$65,173	$628	$60,443	$61,071

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

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2020	$5,205
2021	2,780
2022	2,910
2023	3,000
2024	11,060
2025 - 2029	17,020

The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020.

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

The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2018 and 2017 is for the plan’s year-end at December 31, 2018 and December 31, 2017, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2018	2017		July 27, 2019	July 28, 2018	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$894	$779	N/A	October 2020
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,502	3,481	No	October 2023
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,439	$1,373	No	June 2020
Total Contributions					$5,835	$5,633

(1)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2018 and December 31, 2017.

(2)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2017 and December 31, 2016.

(3)	The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2018 and September 30, 2017.

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

(6)
Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 27, 2019, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $28,325 and $27,713 in fiscal 2019 and 2018, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $1,390 and $1,260 in fiscal 2019 and 2018, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $755 and $820 in fiscal 2019 and 2018, respectively.

NOTE 9 — BUSINESS ACQUISITION

On June 24, 2019, the Company purchased three Gourmet Garage specialty markets in Manhattan, New York City. Village acquired the store fixtures, leases, inventory, other working capital and other assets for $5,267, net of cash and cash equivalents. Village has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. In connection with this acquisition, the Company recorded $593 of goodwill attributable to the assembled workforce of Gourmet Garage and cost synergies and a $1,485 indefinite-lived intangible asset related to the trade name. Transaction costs were expensed as incurred. The allocation of the purchase price consideration to the assets acquired and the liabilities assumed will be completed upon the finalization of working capital adjustments.

The following table summarizes how the purchase price has been allocated to the assets acquired and liabilities assumed at the date of acquisition.

June 24, 2019
ASSETS
Current Assets
Cash and cash equivalents	$24
Merchandise inventories	564
Other current assets	49
Total current assets	637

Property, equipment and fixtures, net	3,475
Trade name intangible asset	1,485
Other assets	255
Total assets	$5,852
LIABILITIES
Total current liabilities	$1,154

Total Net Assets Acquired	4,698
Goodwill	593
Total Purchase Price	$5,291

NOTE 10 — COMMITMENTS and CONTINGENCIES

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

Approximately 88% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions expire between March 2020 and October 2023.  Approximately 1% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 27, 2019 and July 28, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 27, 2019 and July 28, 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 27, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Gourmet Garage on June 24, 2019, and management has chosen to exclude from its assessment of the effectiveness of internal control over financial reporting as of July 27, 2019 the internal control over financial reporting of Gourmet Garage associated with assets representing 1.2% of consolidated total assets, and revenue representing 0.1% of consolidated sales, included in the consolidated financial statements of the Company as of and for the year ended July 27, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Gourmet Garage.
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
October 9, 2019

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisition of Gourmet Garage, we are in the process of integrating certain business processes and systems of Gourmet Garage. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of July 27, 2019, the internal control over financial reporting of Gourmet Garage associated with assets representing 1.2% of consolidated total assets, and revenue representing 0.1% of consolidated sales, included in our consolidated financial statements as of and for the year ended July 27, 2019, and will include its assessment of internal control over financial reporting for Gourmet Garage in our Annual Report on Form 10-K for our fiscal year ending July 25, 2020. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 27, 2019.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal controls over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2019, in connection with its Annual Meeting scheduled to be held on December 13, 2019.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2019, in connection with its Annual Meeting scheduled to be held on December 13, 2019.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 27, 2019.  All data relates to the Village Super Market, Inc. 2004, 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	244,790	$28.43	1,320,041

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2019, in connection with its annual meeting scheduled to be held on December 13, 2019.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2019, in connection with its annual meeting scheduled to be held on December 13, 2019.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 28, 2019, in connection with its annual meeting scheduled to be held on December 13, 2019.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 27, 2019 and July 28, 2018
Consolidated Statements of Operations - years ended July 27, 2019 and July 28, 2018
Consolidated Statements of Comprehensive Income - years ended July 27, 2019 and July 28, 2018
Consolidated Statements of Shareholders' Equity – years ended July 27, 2019 and July 28, 2018
Consolidated Statements of Cash Flows - years ended July 27, 2019 and July 28, 2018
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated November 9, 2017*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*
	14	Code of Ethics*
	21	Subsidiaries of Registrant
	23	Consent of KPMG LLP
	31.1	Certification
	31.2	Certification
	32.1	Certification (furnished, not filed)
	32.2	Certification (furnished, not filed)
	101 INS	XBRL Instance Document*
	101 SCH	XBRL Schema Document*
	101 CAL	XBRL Calculation Linkbase Document*
	101 DEF	XBRL Definition Linkbase Document*
	101 LAB	XBRL Labels Linkbase Document*
	101 PRE	XBRL Presentation Linkbase Document*

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

Form 10-K for 2018: 4.1
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

Date: October 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 9, 2019	October 9, 2019

/s/ William Sumas	/s/ Peter Lavoy
William Sumas, Director	Peter Lavoy, Director
October 9, 2019	October 9, 2019

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 9, 2019	October 9, 2019

/s/ John J. Sumas	/s/ John L. Van Orden
John J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 9, 2019	October 9, 2019

/s/ Nicholas J. Sumas	/s/ Luigi Perri
Nicholas J. Sumas, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 9, 2019	October 9, 2019

/s/ Kevin Begley
Kevin Begley, Director
October 9, 2019