Form 10-K/A
period 2019-07-27
VILLAGE SUPER MARKET INC
filed 2019-10-17
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K of Village Super Market, Inc. (the “Company”) for the fiscal year ending July 27, 2019, as filed with the Securities and Exchange Commission (“SEC”) on October 10, 2019 (the “Original Filing”). The Company is filing this Amendment for the sole purpose of correcting an erroneous date reference in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. Within the Liquidity and Debt section of Item 7 and Note 4 to the Consolidated Financial Statements in Item 8, the expiration date for the revolving credit line was inadvertently reported as December 21, 2020. The corrected sentence should read as follows “The revolving credit line can be used for general corporate purposes and expires on December 31, 2020.”
This Amendment does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing except as set forth above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment on Form 10-K/A.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	31.1	Certification
	31.2	Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VILLAGE SUPER MARKET, INC.

By:	/s/ Robert P. Sumas	/s/ John Van Orden
	Robert P. Sumas	John Van Orden
	Chief Executive Officer	Chief Financial Officer

Date: October 17, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 17, 2019	October 17, 2019

/s/ William Sumas	/s/ Peter Lavoy
William Sumas, Director	Peter Lavoy, Director
October 17, 2019	October 17, 2019

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 17, 2019	October 17, 2019

/s/ John J. Sumas	/s/ John L. Van Orden
John J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 17, 2019	October 17, 2019

/s/ Nicholas J. Sumas	/s/ Luigi Perri
Nicholas J. Sumas, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 17, 2019	October 17, 2019

/s/ Kevin Begley
Kevin Begley, Director
October 17, 2019