Form 10-Q
period 2019-10-26
VILLAGE SUPER MARKET INC
filed 2019-12-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 26, 2019

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 4, 2019

Class A Common Stock, No Par Value	10,089,561 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	October 26, 2019	July 27, 2019
ASSETS
Current assets
Cash and cash equivalents	$77,941	$101,121
Merchandise inventories	40,683	38,503
Patronage dividend receivable	16,275	11,908
Income taxes receivable	78	43
Other current assets	16,833	17,206
Total current assets	151,810	168,781

Property, equipment and fixtures, net	224,489	224,890
Operating lease assets	96,093	—
Notes receivable from Wakefern	51,004	50,208
Investment in Wakefern	28,783	28,644
Goodwill	12,650	12,650
Other assets	16,862	17,116

Total assets	$581,691	$502,289

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$11,325	$—
Finance lease obligations	416	1,022
Notes payable to Wakefern	89	43
Accounts payable to Wakefern	64,581	66,130
Accounts payable and accrued expenses	22,666	23,950
Accrued wages and benefits	19,101	20,259
Income taxes payable	2,243	1,070
Total current liabilities	120,421	112,474

Long-term debt
Operating lease obligations	97,092	—
Finance lease obligations	23,595	40,753
Notes payable to Wakefern	839	803
Notes payable related to New Markets Tax Credit	6,107	6,169
Total long-term debt	127,633	47,725

Pension liabilities	4,672	4,759
Other liabilities	6,518	18,659

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,593 shares at October 26, 2019 and July 27, 2019	65,947	65,114
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at October 26, 2019 and July 27, 2019	697	697
Retained earnings	273,614	270,753
Accumulated other comprehensive loss	(8,241)	(8,342)
Less treasury stock, Class A, at cost: 503 shares at October 26, 2019 and 502 shares at July 27, 2019	(9,570)	(9,550)
Total shareholders’ equity	322,447	318,672

Total liabilities and shareholders’ equity	$581,691	$502,289

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended
	October 26, 2019	October 27, 2018
Sales	$407,402	$401,550

Cost of sales	293,856	289,437

Gross profit	113,546	112,113

Operating and administrative expense	103,140	96,293

Depreciation and amortization	7,438	6,898

Operating income	2,968	8,922

Interest expense	(567)	(1,116)

Interest income	1,259	1,178

Income before income taxes	3,660	8,984

Income taxes	1,093	2,715

Net income	$2,567	$6,269

Net income per share:
Class A common stock:
Basic	$0.20	$0.49
Diluted	$0.18	$0.43

Class B common stock:
Basic	$0.13	$0.32
Diluted	$0.13	$0.32

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended
	October 26, 2019	October 27, 2018
Net income	$2,567	$6,269

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	101	102

Comprehensive income	$2,668	$6,371

(1)
Amounts are net of tax of $44 and $43 for the 13 weeks ended October 26, 2019 and October 27, 2018, respectively. All amounts are reclassified from Accumulated other comprehensive loss to Operating and administrative expense.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)

	13 Weeks Ended October 26, 2019 and October 27, 2018
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672
Net income	—	—	—	—	2,567	—	—	—	2,567
Other comprehensive income, net of tax of $44	—	—	—	—	—	101	—	—	101
Dividends	—	—	—	—	(3,220)	—	—	—	(3,220)
Treasury stock purchases	—	—	—	—	—	—	1	(20)	(20)
Restricted shares forfeited	(2)	(30)	—	—	—	—	—	—	(30)
Share-based compensation expense	2	863	—	—	—	—	—	—	863
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—	—	—	—	3,514	—	—	—	3,514
Balance, October 26, 2019	10,593	$65,947	4,294	$697	$273,614	$(8,241)	503	$(9,570)	$322,447

Balance, July 28, 2018	10,575	$61,678	4,304	$699	$258,104	$(8,185)	496	$(9,151)	$303,145
Net income	—	—	—	—	6,269	—	—	—	6,269
Other comprehensive income, net of tax of $43	—	—	—	—	—	102	—	—	102
Dividends	—	—	—	—	(3,222)	—	—	—	(3,222)
Treasury stock purchases	—	—	—	—	—	—	22	(565)	(565)
Share-based compensation expense	8	821	—	—	—	—	—	—	821
Balance, October 27, 2018	10,583	$62,499	4,304	$699	$261,151	$(8,083)	518	$(9,716)	$306,550

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	October 26, 2019	October 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,567	$6,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,438	6,898
Non-cash share-based compensation	833	821
Deferred taxes	1,270	(254)
Provision to value inventories at LIFO	—	103

Changes in assets and liabilities:
Merchandise inventories	(2,180)	11
Patronage dividend receivable	(4,367)	(4,351)
Accounts payable to Wakefern	1,294	(4,189)
Accounts payable and accrued expenses	(1,381)	239
Accrued wages and benefits	(1,158)	(929)
Income taxes receivable / payable	1,138	2,969
Other assets and liabilities	(2,079)	(1,462)
Net cash provided by operating activities	3,375	6,125

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,349)	(8,571)
Investment in notes receivable from Wakefern	(796)	(743)
Net cash used in investing activities	(23,145)	(9,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(170)	(298)
Dividends	(3,220)	(3,222)
Treasury stock purchases, including shares surrendered for withholding taxes	(20)	(565)
Net cash used in financing activities	(3,410)	(4,085)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,180)	(7,274)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,121	96,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,941	$88,834

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$567	$1,116
Income taxes	$68	$—

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$93	$1,482

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 26, 2019 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 26, 2019 and October 27, 2018 of Village Super Market, Inc. (“Village” or the “Company”).

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

The significant accounting policies followed by the Company, except as updated for the adoption of new lease guidance, are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2019 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 26, 2019 are not necessarily indicative of the results to be expected for the full year.

Recently adopted accounting standards

On July 28, 2019, the Company adopted ASU 2016-02, “Leases.” This guidance requires lessees to recognize lease liabilities and a right-of-use asset for all leases with terms of more than 12 months on the balance sheet.  The Company adopted the standard using the modified retrospective approach under which the cumulative effect of initially applying the standard was recognized as an adjustment to opening fiscal 2020 retained earnings, with no restatement of prior year amounts.  In addition, the Company applied the transition package of practical expedients permitted within the standard, which allowed the carryforward of historical lease classification, and applied the transition option which does not require application of the guidance to comparative periods in the year of adoption.

The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities of $99,415 and $111,139, respectively, as of the date of adoption. Included in the initial measurement of the new lease assets is the reclassification of certain prepaid and deferred rent balances. Additionally, the Company recorded an adjustment to reduce its opening retained earnings balance by $3,514, net of income taxes, as the Company derecognized the remaining financing obligations of $17,442 and related net assets of $12,543 for leases in which the Company was previously deemed to be the owner of the project for accounting purposes but did not qualify for sale-leaseback treatment. As such designation ended for these leases with adoption of the ASU, operating lease right-of-use asset and liability balances were established for these leases based on the Company's remaining fixed payment obligations under the leases and are included in the amounts described above. Accordingly, the fixed lease payments related to these leases will be recognized as an operating lease cost on a straight-line basis over the lease term, and eliminated depreciation and interest expense in the fiscal 2020 consolidated statement of operations. For the 13 weeks ended October 26, 2019 the Company recognized $677 of lease costs in Operating and administrative expense, and for the 13 weeks ended October 27, 2018 the Company recognized $107 of depreciation expense and $540 of interest expense related to these leases. The adoption of this standard also resulted in a change in naming convention for leases classified historically as capital leases to finance leases. The adoption of the new standard did not have a material impact on the consolidated statement of cash flows. Additional information on leases is provided in Note 7.

2. MERCHANDISE INVENTORIES
At both October 26, 2019 and July 27, 2019, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,512 higher than reported at both October 26, 2019 and July 27, 2019.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 26, 2019
	Class A	Class B
Numerator:
Net income allocated, basic	$1,939	$558
Conversion of Class B to Class A shares	558	—
Effect of share-based compensation on allocated net income	(2)	(1)
Net income allocated, diluted	$2,495	$557

Denominator:
Weighted average shares outstanding, basic	9,770	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,064	4,294

	13 Weeks Ended
	October 27, 2018
	Class A	Class B
Numerator:
Net income allocated, basic	$4,739	$1,361
Conversion of Class B to Class A shares	1,361	—
Net income allocated, diluted	$6,100	$1,361

Denominator:
Weighted average shares outstanding, basic	9,732	4,304
Conversion of Class B to Class A shares	4,304	—
Weighted average shares outstanding, diluted	14,036	4,304

Outstanding stock options to purchase Class A shares of 241 and 278 were excluded from the calculation of diluted net income per share at October 26, 2019 and October 27, 2018, respectively, as a result of their anti-dilutive effect. In addition, 323 and 340 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 26, 2019 and October 27, 2018, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsors four defined benefit pension plans.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended
	October 26, 2019	October 27, 2018
Service cost	$51	$53
Interest cost on projected benefit obligations	565	655
Expected return on plan assets	(703)	(721)
Amortization of net losses	145	145
Net periodic pension cost	$58	$132

As of October 26, 2019, the Company has not made any contributions to its pension plans in fiscal 2020.  The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020.

5. RELATED PARTY INFORMATION

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019.

Included in cash and cash equivalents at October 26, 2019 and July 27, 2019 are $52,945 and $73,879, respectively, of demand deposits invested at Wakefern at overnight money market rates.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 26, 2019.

6. COMMITMENTS and CONTINGENCIES

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

7. LEASES

The Company leases 27 retail stores, as well as the corporate headquarters and equipment at October 26, 2019. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five to ten years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

The composition of total lease cost is as follows:

		13 Weeks Ended
	Consolidated Statement of Operations Classification	October 26, 2019
Operating lease cost	Operating and administrative expense	$4,779
Finance lease cost
Amortization of leased assets	Depreciation and amortization	237
Interest on lease liabilities	Interest expense	517
Variable lease cost	Operating and administrative expense	3,695

Total lease cost		$9,228

As of October 26, 2019, finance lease right-of-use assets of $14,464 are included in Property, equipment and fixtures, net in the Company's Consolidated Balance Sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, are as follows as of October 26, 2019:

	Operating leases	Finance leases	Total
Remainder of 2020	$12,663	$2,000	$14,663
2021	15,453	2,689	18,142
2022	14,658	2,689	17,347
2023	14,504	2,689	17,193
2024	12,369	2,689	15,058
Thereafter	79,309	24,428	103,737
Total lease payments	148,956	37,184	186,140
Less amount representing interest	40,539	13,173	53,712

Present value of lease liabilities	$108,417	$24,011	$132,428

The Company has approximately $9,280 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of October 26, 2019.

For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate as the discount rate implicit within its leases is generally not determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease. As of October 26, 2019, the Company's lease terms and discount rates are as follows:

October 26, 2019
Weighted-average remaining lease term (years)
Operating leases	12.2
Finance leases	16.3
Weighted-average discount rate
Operating leases	5.3%
Finance leases	8.5%

Supplemental cash flow information related to leases is as follows:

13 Weeks Ended
October 26, 2019
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$4,380
Operating cash flows from finance leases	517
Financing cash flows from finance leases	113

In the first quarter of fiscal 2020, the Company adopted ASU 2016-02, and as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments by year and in the aggregate for all non-cancelable leases with initial terms of one year or more consisted of the following at July 27, 2019:

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
	$40,753

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 ShopRite supermarkets in New Jersey, eastern Pennsylvania, Maryland and New York City and three Gourmet Garage specialty markets in Manhattan, New York City. On November 1, 2019, Village opened a 82,000 sq. ft. (52,000 selling sq. ft.) store in Stroudsburg, Pennsylvania and replaced our existing 53,000 sq. ft. store. On June 24, 2019, Village acquired the assets and certain liabilities of Gourmet Garage for $5,267. Gourmet Garage operates three specialty markets averaging 11,000 sq. ft. (5,800 selling sq. ft.) in Manhattan, New York City. On June 28, 2018, Village opened a 53,000 sq. ft. (31,000 selling sq. ft.) ShopRite in the Bronx, New York City. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite and Gourmet Garage names.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, store brands, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

The supermarket industry is highly competitive and characterized by narrow profit margins.  The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Village competes by using low pricing, providing a superior customer service experience and a broad range of consistently available quality products, including our own brands portfolio. In October 2019, ShopRite introduced the Right Price Promise pricing strategy, a commitment to everyday low prices on the items customers purchase most frequently. The ShopRite Price Plus preferred customer program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.

In November 2019, ShopRite launched the Bowl & Basket and Paperbird store brands. Bowl & Basket foods pair thoughtfully selected ingredients at a budget friendly price and Paperbird offers a new line of effective and beautifully designed household products.  More than 100 newly branded items, including packaged salads, salty snacks, cooking oils, bottled water and paper goods, were introduced in early November. ShopRite expects to add nearly 3,500 Bowl & Basket foods and Paperbird household products over the next 18 months. The introduction of Bowl & Basket and Paperbird follows the successful 2016 launch of ShopRite’s Wholesome Pantry brands, which include the Wholesome Pantry Organic line as well as a range of products free from 110 ingredients and artificial additives and preservatives. Wholesome Pantry will also be introducing new products in the coming months, rounding out ShopRite’s reinvention of its own brands portfolio.

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

Village also has on-site registered dieticians in 19 ShopRite stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program. We have 18 stores that offer ShopRite from Home covering most of the communities served by our stores. ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 26, 2019	October 27, 2018
Sales	100.00%	100.00%
Cost of sales	72.13	72.08
Gross profit	27.87	27.92
Operating and administrative expense	25.32	23.98
Depreciation and amortization	1.82	1.71
Operating income	0.73	2.23
Interest expense	(0.14)	(0.28)
Interest income	0.31	0.29
Income before taxes	0.90	2.24
Income taxes	0.27	0.68
Net income	0.63%	1.56%

Sales.  Sales were $407,402 in the 13 weeks ended October 26, 2019, an increase of 1.5% compared to the 13 weeks ended October 27, 2018.  Sales increased due to the acquisition of Gourmet Garage on June 24, 2019 and a 0.1% increase in same store sales. Same store sales increased due to continued sales growth in the Bronx, New York City store opened on June 28, 2018, recently remodeled or replaced stores and continued growth of ShopRite from Home including expansion to four additional stores. These increases were partially offset by the impact of two competitor store openings, decreased promotional spending in Maryland and reduced sales in our existing store in Stroudsburg, Pennsylvania leading up to its closure and the opening of a replacement store on November 1, 2019. The Company expects same store sales in fiscal 2020 to range from a 2.0% decrease to flat.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced modest inflation during the 13 weeks ended October 26, 2019. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .05% in the 13 weeks ended October 26, 2019 compared to the 13 weeks ended October 27, 2018. Excluding the impact of the addition of Gourmet Garage, gross profit as a percentage of sales decreased .26% in the 13 weeks ended October 26, 2019 compared to the 13 weeks ended October 27, 2018 due primarily to decreased departmental gross margin percentages (.28%), increased warehouse assessment charges from Wakefern (.05%) partially offset by a favorable change in product mix (.04%) and decreased LIFO charges (.03%). Departmental gross profits decreased due primarily to decreased pharmacy margins as a result of continued downward pressure on prescription reimbursement rates from third party providers and price investments, including the introduction in early October 2019 of ShopRite's Right Price Promise pricing strategy, a commitment to everyday low prices on the items customers purchase most frequently.

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased 1.34% in the 13 weeks ended October 26, 2019 compared to the 13 weeks ended October 27, 2018. The 13 weeks ended October 26, 2019 includes pre-opening costs related to the Stroudsburg, Pennsylvania replacements store (.21%), charges to write off the lease asset related to the old Stroudsburg store (.07%) and lease costs reclassified from Depreciation and Amortization and Interest Expense to Operating and Administrative Expense (.17%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements). The 13 weeks ended October 27, 2018 includes a gain for Superstorm Sandy insurance proceeds received (.10%). Excluding these items from both periods, operating and administrative expense as a percentage of sales increased .79% in the 13 weeks ended October 26, 2019 compared to the 13 weeks ended October 27, 2018 due primarily to increased payroll (.35%), fringe benefit costs (.13%) and occupancy costs (.19%). Payroll increased due primarily to the addition of Gourmet Garage and continued growth of ShopRite from Home and expansion to four additional stores. Fringe benefit costs increased primarily due to increased claim costs on self-insured medical plans. Occupancy costs increased due primarily to the addition of Gourmet Garage and increased common area maintenance charges.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 weeks ended October 26, 2019 compared to the 13 weeks ended October 27, 2018 due to depreciation related to acquisition of Gourmet Garage, capital expenditures and accelerated depreciation related to assets at the existing Stroudsburg store that was replaced on November 1, 2019.

Interest Expense.  Interest expense in the 13 weeks ended October 26, 2019 decreased compared to the 13 weeks ended October 27, 2018 due to lease costs reclassified to Operating and Administrative Expenses (.13%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements).

Interest Income.  Interest income increased in the 13 weeks ended October 26, 2019 compared to the 13 weeks ended October 27, 2018 due primarily to larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 29.9% in the 13 weeks ended October 26, 2019 compared to 30.2% in the 13 weeks ended October 27, 2018.  The effective income tax rate decreased due to increased estimated Work Opportunity Tax Credits.

Net Income.  Net income was $2,567 in the 13 weeks ended October 26, 2019 compared to $6,269 in the 13 weeks ended October 27, 2018. The 13 weeks ended October 26, 2019 includes pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $594 (net of tax) and charges to write off the lease asset related to the old Stroudsburg store of $191 (net of tax). The 13 weeks ended October 27, 2018 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received. Excluding these items from both periods, net income decreased 44% in the 13 weeks ended October 26, 2019 compared to the prior year due primarily to decreased gross profit margins and increased operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019. Except for the changes due to the adoption of ASU 2016-02 related to leases discussed in "Recently adopted accounting standards," Note 1, and Note 7 as of October 26, 2019, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,375 in the 13 weeks ended October 26, 2019 compared to $6,125 in the corresponding period of the prior year.  The decrease in net cash provided by operating activities in fiscal 2020 was primarily due to decreased net income adjusted for non-cash expense and changes in working capital. Working capital changes, including Other assets and liabilities, decreased net cash provided by operating activities by $8,733 in fiscal 2020 compared to a decrease of $7,712 in fiscal 2019. The change in impact of working capital is due primarily to an increase in merchandise inventories partially offset by changes in timing of payments for payables.

During the 13 weeks ended October 26, 2019, Village used cash to fund capital expenditures of $22,349, dividends of $3,220 and additional investments of $796 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the Stroudsburg replacement store, expansion of ShopRite from Home and equipment purchases.

At October 26, 2019, the Company held variable rate notes receivable due from Wakefern of $25,095 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,909 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require

Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has budgeted $55,000 for capital expenditures for fiscal 2020. Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three major remodels, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2020 are expected to be cash and cash equivalents on hand at October 26, 2019 and operating cash flow generated in fiscal 2020.

Working capital was $31,389 at October 26, 2019 compared to $56,307 at July 27, 2019. Working capital ratios at the same dates were 1.26 and 1.50 to 1, respectively.  The decrease in working capital in fiscal 2020 compared to fiscal 2019 is due primarily to a decrease in cash and cash equivalents as a result of capital expenditures related to the Stroudsburg replacement store and recognition of current operating lease obligations as a result of the adoption of ASU 2016-02, “Leases”. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 31, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at October 26, 2019 or July 27, 2019 under the facility.

There have been no substantial changes as of October 26, 2019 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019.

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

•	We expect same store sales to range from a 2.0% decrease to a flat in fiscal 2020, including the impact of expected investments in retail pricing and expansion of our own brand product portfolio.

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

•	We expect our effective income tax rate in fiscal 2020 to be in the range of 29.5% - 30.5%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 26, 2019, the Company had demand deposits of $52,945 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At October 26, 2019, the Company held variable rate notes receivable due from Wakefern of $25,095 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $25,909 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

On July 28, 2019, the Company adopted ASU 2016-02, “Leases.” As part of the adoption of the new lease standard, the Company implemented additional internal controls and processes related to leases. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended October 26, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2020 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 28, 2019 to August 24, 2019	812	$24.01	812	$665,465
August 25, 2019 to September 21, 2019	—	$—	—	$5,665,465
September 22, 2019 to October 26, 2019	—	$—	—	$5,665,465
Total	812	$24.96	812	$5,665,465

(1)	The reported periods conform to our fiscal calendar.
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
(3)     Includes amount remaining under the program described in (2) and an additional $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on September 13, 2019. Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Village Super Market, Inc.
Registrant

Dated: December 5, 2019	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 5, 2019	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)