Form 10-Q
period 2020-01-25
VILLAGE SUPER MARKET INC
filed 2020-03-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: January 25, 2020

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 5, 2020

Class A Common Stock, No Par Value	10,042,598 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	January 25, 2020	July 27, 2019
ASSETS
Current assets
Cash and cash equivalents	$75,396	$101,121
Merchandise inventories	41,313	38,503
Patronage dividend receivable	4,441	11,908
Income taxes receivable	853	43
Other current assets	25,461	17,206
Total current assets	147,464	168,781

Property, equipment and fixtures, net	231,322	224,890
Operating lease assets	97,795	—
Notes receivable from Wakefern	51,754	50,208
Investment in Wakefern	28,783	28,644
Goodwill	12,586	12,650
Other assets	17,068	17,116

Total assets	$586,772	$502,289

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$12,105	$—
Finance lease obligations	425	1,022
Notes payable to Wakefern	109	43
Accounts payable to Wakefern	72,544	66,130
Accounts payable and accrued expenses	19,800	23,950
Accrued wages and benefits	19,216	20,259
Income taxes payable	—	1,070
Total current liabilities	124,199	112,474

Long-term debt
Operating lease obligations	98,059	—
Finance lease obligations	23,431	40,753
Notes payable to Wakefern	808	803
Notes payable related to New Markets Tax Credit	6,035	6,169
Total long-term debt	128,333	47,725

Pension liabilities	5,682	4,759
Other liabilities	6,576	18,659

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,586 shares at January 25, 2020 and 10,593 shares at July 27, 2019	66,655	65,114
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at January 25, 2020 and July 27, 2019	697	697
Retained earnings	272,401	270,753
Accumulated other comprehensive loss	(7,972)	(8,342)
Less treasury stock, Class A, at cost: 513 shares at January 25, 2020 and 502 shares at July 27, 2019	(9,799)	(9,550)
Total shareholders’ equity	321,982	318,672

Total liabilities and shareholders’ equity	$586,772	$502,289

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Sales	$437,422	$428,128	$844,824	$829,678

Cost of sales	319,475	310,392	613,331	599,830

Gross profit	117,947	117,736	231,493	229,848

Operating and administrative expense	107,734	100,036	210,874	196,330

Depreciation and amortization	7,798	7,017	15,237	13,915

Operating income	2,415	10,683	5,382	19,603

Interest expense	(568)	(1,112)	(1,135)	(2,227)

Interest income	1,030	1,305	2,289	2,483

Income before income taxes	2,877	10,876	6,536	19,859

Income taxes	872	3,305	1,964	6,020

Net income	$2,005	$7,571	$4,572	$13,839

Net income per share:
Class A common stock:
Basic	$0.16	$0.59	$0.35	$1.08
Diluted	$0.14	$0.53	$0.32	$0.96

Class B common stock:
Basic	$0.10	$0.38	$0.23	$0.70
Diluted	$0.10	$0.38	$0.23	$0.70

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Net income	$2,005	$7,571	$4,572	$13,839

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	102	102	203	204
Pension settlement loss, net of tax (2)	871	—	871	—
Pension remeasurement, net of tax (3)	(704)	—	(704)	—

Comprehensive income	$2,274	$7,673	$4,942	$14,043

(1)
Amounts are net of tax of $44 and $43 for the 13 weeks ended January 25, 2020 and January 26, 2019, respectively, and $88 and $86 for the 26 weeks ended January 25, 2020 and January 26, 2019, respectively. All amounts are reclassified from Accumulated other comprehensive loss to Operating and administrative expense.

(2)	Amounts are net of tax of $375 for the 13 and 26 weeks ended January 25, 2020. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(3)	Amounts are net of tax of $303 for the 13 and 26 weeks ended January 25, 2020.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)

	13 Weeks Ended January 25, 2020 and January 26, 2019
	Class A Common Stock				Class B Common Stock						Accumulated Other Comprehensive Income (Loss)		Treasury Stock Class A			Total Shareholders' Equity
	Shares Issued		Amount		Shares Issued		Amount		Retained Earnings				Shares		Amount
Balance, October 26, 2019	10,593		$65,947		4,294		$697		$273,614		$(8,241)		503		$(9,570)	$322,447
Net income	—		—		—		—		2,005		—		—		—	2,005
Other comprehensive income, net of tax of $116	—		—		—		—		—		269		—		—	269
Dividends	—		—		—		—		(3,218)		—		—		—	(3,218)
Treasury stock purchases	—		—		—		—		—		—		10		(229)	(229)
Restricted shares forfeited	(7)		(150)		—		—		—		—		—		—	(150)
Share-based compensation expense	—		858		—		—		—		—		—		—	858
Balance, January 25, 2020	10,586		$66,655		4,294		$697		$272,401		$(7,972)		513		$(9,799)	$321,982

Balance, October 27, 2018	10,583		$62,499		4,304		$699		$261,151		$(8,083)		518		$(9,716)	$306,550
Net income	—		—		—		—		7,571		—		—		—	7,571
Other comprehensive income, net of tax of $43	—		—		—		—		—		102		—		—	102
Dividends	—		—		—		—		(3,214)		—		—		—	(3,214)
Treasury stock purchases	—		—		—		—		—		—		6		(164)	(164)
Restricted shares forfeited	(9)		(127)		—		—		—		—		—		—	(127)
Share-based compensation expense	—		822		—		—		—		—		—		—	822
Balance, January 26, 2019	10,574		$63,194		4,304		$699		$265,508		$(7,981)		524		$(9,880)	$311,540

	26 Weeks Ended January 25, 2020 and January 26, 2019
	Class A Common Stock				Class B Common Stock						Accumulated Other Comprehensive Income (Loss)		Treasury Stock Class A			Total Shareholders' Equity
	Shares Issued		Amount		Shares Issued		Amount		Retained Earnings				Shares		Amount
Balance, July 27, 2019	10,593		$65,114		4,294		$697		$270,753		$(8,342)		502		$(9,550)	$318,672
Net income	—	—	—	—	—	—	—	—	4,572	—	—	—	—	—	—	4,572
Other comprehensive income, net of tax of $160	—	—	—	—	—	—	—	—	—	—	370	—	—	—	—	370
Dividends	—	—	—	—	—	—	—	—	(6,438)	—	—	—	—	—	—	(6,438)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—	—	—	11	—	(249)	(249)
Restricted shares forfeited	(9)	—	(180)	—	—	—	—	—	—	—	—	—	—	—	—	(180)
Share-based compensation expense	2	—	1,721	—	—	—	—	—	—	—	—	—	—	—	—	1,721
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—		—		—		—		3,514		—		—		—	3,514
Balance, January 25, 2020	10,586		$66,655		4,294		$697		$272,401		$(7,972)		513		$(9,799)	$321,982

Balance, July 28, 2018	10,575		$61,678		4,304		$699		$258,104		$(8,185)		496		$(9,151)	$303,145
Net income	—	—	—	—	—	—	—	—	13,839	—	—	—	—	—	—	13,839
Other comprehensive income, net of tax of $86	—	—	—	—	—	—	—	—	—	—	204	—	—	—	—	204
Dividends	—	—	—	—	—	—	—	—	(6,435)	—	—	—	—	—	—	(6,435)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—	—	—	28	—	(729)	(729)
Restricted shares forfeited	(9)	—	(127)	—	—	—	—	—	—	—	—	—	—	—	—	(127)
Share-based compensation expense	8	—	1,643	—	—	—	—	—	—	—	—	—	—	—	—	1,643
Balance, January 26, 2019	10,574		$63,194		4,304		$699		$265,508		$(7,981)		524		$(9,880)	$311,540

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 25, 2020	January 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,572	$13,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,237	13,915
Non-cash share-based compensation	1,541	1,516
Loss on pension settlements	(1,246)	—
Deferred taxes	(291)	(573)
Provision to value inventories at LIFO	—	103

Changes in assets and liabilities:
Merchandise inventories	(2,810)	(331)
Patronage dividend receivable	7,467	7,036
Accounts payable to Wakefern	10,109	665
Accounts payable and accrued expenses	(3,957)	376
Accrued wages and benefits	(1,043)	(279)
Income taxes receivable / payable	(1,880)	(1,066)
Other assets and liabilities	62	677
Net cash provided by operating activities	27,761	35,878

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,121)	(13,631)
Investment in notes receivable from Wakefern	(1,546)	(1,531)
Acquisition deposit in escrow	(6,860)	—
Acquisition of Gourmet Garage, net of cash acquired	64	—
Net cash used in investing activities	(46,463)	(15,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(336)	(1,126)
Dividends	(6,438)	(6,435)
Treasury stock purchases, including shares surrendered for withholding taxes	(249)	(729)
Net cash used in financing activities	(7,023)	(8,290)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,725)	12,426

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,121	96,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,396	$108,534

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,135	$2,227
Income taxes	$4,132	$7,659

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$93	$845

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 25, 2020 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 25, 2020 and January 26, 2019 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company, except as updated for the adoption of new lease guidance, are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2019 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 25, 2020 are not necessarily indicative of the results to be expected for the full year.

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

The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities of $99,415 and $111,139, respectively, as of the date of adoption. Included in the initial measurement of the new lease assets is the reclassification of certain prepaid and deferred rent balances. Additionally, the Company recorded an adjustment to reduce its opening retained earnings balance by $3,514, net of income taxes, as the Company derecognized the remaining financing obligations of $17,442 and related net assets of $12,543 for leases in which the Company was previously deemed to be the owner of the project for accounting purposes but did not qualify for sale-leaseback treatment. As such designation ended for these leases with adoption of the ASU, operating lease right-of-use asset and liability balances were established for these leases based on the Company's remaining fixed payment obligations under the leases and are included in the amounts described above. Accordingly, the fixed lease payments related to these leases will be recognized as an operating lease cost on a straight-line basis over the lease term, and eliminated depreciation and interest expense in the fiscal 2020 consolidated statement of operations. The Company recognized expense related to these leases in fiscal 2020 and 2019 as follows:

	13 Weeks Ended		26 Weeks Ended
Consolidated Statement of Operations Classification	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Operating and administrative expense	$677	$—	$1,354	$—

Depreciation and amortization	—	107	—	215
Interest expense	—	537	—	1,077

	$677	$644	$1,354	$1,292

The adoption of this standard also resulted in a change in naming convention for leases classified historically as capital leases to finance leases. The adoption of the new standard did not have a material impact on the consolidated statement of cash flows. Additional information on leases is provided in Note 7.

2. MERCHANDISE INVENTORIES

At both January 25, 2020 and July 27, 2019, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,512 higher than reported at both January 25, 2020 and July 27, 2019.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 25, 2020		January 25, 2020
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$1,521	$435	$3,461	$993
Conversion of Class B to Class A shares	435	—	993	—
Effect of share-based compensation on allocated net income	(3)	(1)	(5)	(2)
Net income allocated, diluted	$1,953	$434	$4,449	$991

Denominator:
Weighted average shares outstanding, basic	9,768	4,294	9,769	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,062	4,294	14,063	4,294

	13 Weeks Ended		26 Weeks Ended
	January 26, 2019		January 26, 2019
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$5,727	$1,646	$10,466	$3,007
Conversion of Class B to Class A shares	1,646	—	3,007	—
Net income allocated, diluted	$7,373	$1,646	$13,473	$3,007

Denominator:
Weighted average shares outstanding, basic	9,723	4,304	9,727	4,304
Conversion of Class B to Class A shares	4,304	—	4,304	—
Weighted average shares outstanding, diluted	14,027	4,304	14,031	4,304

Outstanding stock options to purchase Class A shares of 157 and 278 were excluded from the calculation of diluted net income per share at January 25, 2020 and January 26, 2019, respectively, as a result of their anti-dilutive effect. In addition, 316 and 329 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 25, 2020 and January 26, 2019, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsored four defined benefit pension plans in fiscal 2020 and 2019.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Service cost	$50	$53	$101	$106
Interest cost on projected benefit obligations	566	655	1,131	1,310
Expected return on plan assets	(625)	(721)	(1,328)	(1,442)
Loss on settlement	1,246	—	1,246	—
Amortization of net losses	146	145	291	290
Net periodic pension cost	$1,383	$132	$1,441	$264

As of January 25, 2020, the Company has not made any contributions to its pension plans in fiscal 2020.  The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020.
On December 23, 2019, the Company terminated the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan. All participants of the plan were former employees of a store previously closed in 1994. A annuity contract totaling $1,302 was purchased with an insurance company for all participants who did not elect a lump sum distribution. Additionally, lump sum distributions related to the termination totaled $451. The plan had sufficient assets to satisfy all termination transaction obligations, and no benefit obligation or plan assets related to the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan remain as of January 25, 2020. As a result of this termination, the Company recognized a non-cash pre-tax settlement charge totaling $669 during the 13 weeks ended January 25, 2020. This settlement charge represents the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date.

Additionally, the Company recognized a settlement loss of $577 in the 13 weeks ended January 25, 2020 for a plan where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost. Assumptions used in the related remeasurement include a discount rate of 3.00% and long term expected rate of return on plan assets of 5.00%.

5. RELATED PARTY INFORMATION

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019.

Included in cash and cash equivalents at January 25, 2020 and July 27, 2019 are $51,141 and $73,879, respectively, of demand deposits invested at Wakefern at overnight money market rates.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 25, 2020.

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

7. LEASES

The Company leases 27 retail stores, as well as the corporate headquarters and equipment at January 25, 2020. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five to ten years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

The composition of total lease cost is as follows:

		13 Weeks Ended	26 Weeks Ended
	Consolidated Statement of Operations Classification	January 25, 2020	January 25, 2020
Operating lease cost	Operating and administrative expense	$4,425	$9,204
Finance lease cost
Amortization of leased assets	Depreciation and amortization	237	474
Interest on lease liabilities	Interest expense	515	1,032
Variable lease cost	Operating and administrative expense	3,968	7,662

Total lease cost		$9,145	$18,372

As of January 25, 2020, finance lease right-of-use assets of $14,227 are included in Property, equipment and fixtures, net in the Company's Consolidated Balance Sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, are as follows as of January 25, 2020:

	Operating leases	Finance leases	Total
Remainder of 2020	$9,352	$1,345	$10,697
2021	16,621	2,689	19,310
2022	15,739	2,689	18,428
2023	15,412	2,689	18,101
2024	13,276	2,689	15,965
Thereafter	79,385	24,428	103,813
Total lease payments	149,785	36,529	186,314
Less amount representing interest	39,621	12,673	52,294

Present value of lease liabilities	$110,164	$23,856	$134,020

The Company has approximately $16,671 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of January 25, 2020.

For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate as the discount rate implicit within its leases is generally not determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease. As of January 25, 2020, the Company's lease terms and discount rates are as follows:

January 25, 2020
Weighted-average remaining lease term (years)
Operating leases	11.8
Finance leases	16.1
Weighted-average discount rate
Operating leases	5.3%
Finance leases	8.5%
Supplemental cash flow information related to leases is as follows:

26 Weeks Ended
January 25, 2020
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$8,695
Operating cash flows from finance leases	1,032
Financing cash flows from finance leases	268

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
	$40,753

8. BUSINESS ACQUISITIONS

Fairway Markets
On January 22, 2020, Village Super Market, Inc. (“Village”) entered into an asset purchase agreement (the “APA”) with Fairway Group Holdings Corp. (“Fairway”) in conjunction with Fairway filing voluntary petitions for relief under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under the APA, Village agreed to acquire up to five supermarkets in New York, NY, a production distribution center (the “PDC”), and the intellectual property used by Fairway, including the names “Fairway” and “Fairway Markets,” for a cash purchase price of $68,600, subject to closing adjustments and assumed liabilities (as defined in the APA). The assumed liabilities consist primarily of lease liabilities.
On February 20, 2020, the Bankruptcy Court entered an order that established the bidding procedures for the assets of Fairway, including those subject to the APA.  The APA represents an offer under Section 363 of the U.S. Bankruptcy Code. Such offers are commonly referred to as “stalking horse” bids and are subject to higher bids, in accordance with the bidding procedures established by the Bankruptcy Court. Accordingly, Village cannot be certain that it will complete the transaction. The Section 363 sale process is expected to be concluded in March 2020.  In the event that Village is not the winning bidder, it will be entitled to a break-up fee equal to 3% of the cash purchase price.
The APA allows Village to remove two of the supermarkets and the PDC (each, a “Non-Core Asset”) from the list of assets acquired within the later of 45 days from the execution of the APA and two days prior to the auction or the sale hearing if no auction is held under the Section 363 sale process. Should Village elect to remove Non-Core Assets from the list of assets acquired, the cash purchase price will be reduced by up to $5,500.
As required by the APA, Village made a $6,860 deposit into escrow on January 23, 2020 included in Other current assets in the Company's Consolidated Balance Sheet as of January 25, 2020. Village intends to fund the balance of the purchase price, if the transaction is consummated, with cash on hand, its revolving credit agreement and other debt.
The parties have made representations, warranties and covenants in the APA, and the completion of the acquisition is subject to regulatory approvals, including, without limitation, regulatory clearance, and closing conditions.

Gourmet Garage

On June 24, 2019, the Company purchased three Gourmet Garage specialty markets in Manhattan, New York City. Village acquired the store fixtures, leases, inventory, other working capital and other assets for $5,203, net of cash and cash equivalents. Village has accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. In connection with this acquisition, the Company recorded $529 of goodwill attributable to the assembled workforce of Gourmet Garage and cost synergies and a $1,485 indefinite-lived intangible asset related to the trade name. Transaction costs were expensed as incurred. The final allocation of the purchase price consideration to the assets acquired and the liabilities assumed has been completed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 30 ShopRite supermarkets in New Jersey, eastern Pennsylvania, Maryland and New York City and three Gourmet Garage specialty markets in Manhattan, New York City. On November 1, 2019, Village opened a 82,000 sq. ft. (52,000 selling sq. ft.) store in Stroudsburg, Pennsylvania and replaced our existing 53,000 sq. ft. store. On June 24, 2019, Village acquired the assets and certain liabilities of Gourmet Garage for $5,203. Gourmet Garage operates three specialty markets averaging 11,000 sq. ft. (5,800 selling sq. ft.) in Manhattan, New York City. On June 28, 2018, Village opened a 53,000 sq. ft. (31,000 selling sq. ft.) ShopRite in the Bronx, New York City. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite and Gourmet Garage names.  As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village many of the economies of scale in purchasing, distribution, store brands, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

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

In November 2019, ShopRite launched the Bowl & Basket and Paperbird store brands. Bowl & Basket foods pair thoughtfully selected ingredients at a budget friendly price and Paperbird offers a line of newly designed household products.  More than 100 newly branded items, including packaged salads, salty snacks, cooking oils, bottled water and paper goods, were introduced in early November. ShopRite expects to add nearly 3,500 Bowl & Basket foods and Paperbird household products through fiscal 2021. The introduction of Bowl & Basket and Paperbird follows the 2016 launch of ShopRite’s Wholesome Pantry brands, which include the Wholesome Pantry Organic line as well as a range of products free from 110 ingredients and artificial additives and preservatives.

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

Village also has on-site registered dieticians in 19 ShopRite stores that provide customers with free, private consultations on healthy meals and proper nutrition, as well as leading health related events both in store and in the community as part of the Well Everyday program. We have 19 stores that offer ShopRite from Home covering most of the communities served by our stores. ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	73.04	72.50	72.60	72.30
Gross profit	26.96	27.50	27.40	27.70
Operating and administrative expense	24.63	23.37	24.96	23.66
Depreciation and amortization	1.78	1.63	1.80	1.68
Operating income	0.55	2.50	0.64	2.36
Interest expense	(0.13)	(0.26)	(0.13)	(0.27)
Interest income	0.24	0.30	0.27	0.30
Income before taxes	0.66	2.54	0.78	2.39
Income taxes	0.20	0.77	0.23	0.73
Net income	0.46%	1.77%	0.55%	1.66%

Sales.  Sales were $437,422 in the 13 weeks ended January 25, 2020, an increase of 2.2% compared to the 13 weeks ended January 26, 2019.  Sales increased due to the opening of the Stroudsburg replacement store on November 1, 2019, the acquisition of Gourmet Garage on June 24, 2019 and a same store sales increase of 0.1%. Same store sales increased due to continued sales growth in the Bronx, New York City store opened on June 28, 2018, recently remodeled or replaced stores and continued growth of ShopRite from Home including expansion to five additional stores. These increases were partially offset by the impact of one competitor store opening, decreased promotional spending in Maryland and the early release of Supplemental Nutrition Assistance Program ("SNAP") benefits in January 2019. The Company expects same store sales in fiscal 2020 to range from a .5% decrease to an increase of 1.0%.

Sales were $844,824 in the 26 weeks ended January 25, 2020, an increase of 1.8% from the 26 weeks ended January 26, 2019. Sales increased due to the opening of the Stroudsburg replacement store on November 1, 2019, the acquisition of Gourmet Garage on June 24, 2019 and a same store sales increase of 0.1%. Same store sales increased due to continued sales growth in the Bronx, New York City store opened on June 28, 2018, recently remodeled or replaced stores and continued growth of ShopRite from Home including expansion to five additional stores. These increases were partially offset by the impact of two competitor store openings, decreased promotional spending in Maryland and the early release of Supplemental Nutrition Assistance Program ("SNAP") benefits in January 2019.

Although the Company cannot accurately determine the precise impact of inflation or deflation on operations due to changes in product mix, customer buying patterns and competitive factors, we estimate that product prices experienced modest inflation during the 26 weeks ended January 25, 2020. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales decreased .54% in the 13 weeks ended January 25, 2020 compared to the 13 weeks ended January 26, 2019. Excluding the impact of the addition of Gourmet Garage, gross profit as a percentage of sales decreased .83% in the 13 weeks ended January 25, 2020 compared to the 13 weeks ended January 26, 2019 due primarily to decreased departmental gross margin percentages (.67%), decreased patronage dividends and rebates received from Wakefern (.12%) and higher promotional spending (.13%), partially offset by decreased warehouse assessment charges from Wakefern (.05%) and a favorable change in product mix (.04%).

Gross profit as a percentage of sales decreased .30% in the 26 weeks ended January 25, 2020 compared to the 26 weeks ended January 26, 2019. Excluding the impact of the addition of Gourmet Garage, gross profit as a percentage of sales decreased
.55% due primarily to decreased departmental gross margin percentages (.44%), decreased patronage dividends and rebates received from Wakefern (.07%) and higher promotional spending (.07%) partially offset by a favorable change in product mix (.04%).

Departmental gross profits decreased in both the 13 and 26 week periods ended January 25, 2020 compared to the 13 and 26 weeks ended January 26, 2019 due primarily to price investments, including the ShopRite's Right Price Promise pricing strategy, a commitment to everyday low prices on the items customers purchase most frequently, introduced in October 2019, and decreased pharmacy margins as a result of continued downward pressure on prescription reimbursement rates from third party providers.

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased 1.26% in the 13 weeks ended January 25, 2020 compared to the 13 weeks ended January 26, 2019. The 13 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.28%) (see note 4 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.10%), store closure costs and charges to write off the variable lease obligations of the old Stroudsburg store (.12%) and lease costs reclassified from Depreciation and Amortization and Interest Expense to Operating and Administrative Expense (.15%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements).

Excluding these items, operating and administrative expense as a percentage of sales increased .61% in the 13 weeks ended January 25, 2020 compared to the 13 weeks ended January 26, 2019 due primarily to increased payroll (.49%), increased occupancy costs (.07%) and higher fringe benefit costs (.11%). These increases were partially offset by decreased legal and consulting fees (.16%). Payroll increased due primarily to the addition of Gourmet Garage, higher payroll in the first full quarter of operations in the Stroudsburg replacement store, minimum wage increases in New Jersey and continued growth of ShopRite from Home and expansion to five additional stores. Fringe benefit costs increased primarily due to increased claim costs on self-insured medical plans. Occupancy costs increased due primarily to the addition of Gourmet Garage.

Operating and administrative expense as a percentage of sales increased 1.30% in the 26 weeks ended January 25, 2020 compared to the 26 weeks ended January 26, 2019. The 26 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.15%) (see note 4 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.15%), store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store (.09%) and lease costs reclassified from Depreciation and Amortization and Interest Expense to Operating and Administrative Expense (.15%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements). The 26 weeks ended January 26, 2019 includes a gain for Superstorm Sandy insurance proceeds received (.05%).

Excluding these items from both periods, operating and administrative expense as a percentage of sales increased .71% in the 26 weeks ended January 25, 2020 compared to the 26 weeks ended January 26, 2019 due primarily to increased payroll (.47%) and increased occupancy costs (.16%). These increases were partially offset by decreased legal and consulting fees (.10%). Payroll increased due primarily to the addition of Gourmet Garage, higher payroll in the first full quarter of operations in the Stroudsburg replacement store, minimum wage increases in New Jersey and continued growth of ShopRite from Home and expansion to five additional stores. Occupancy costs increased due primarily to the addition of Gourmet Garage and increased common area maintenance charges.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 26 weeks ended January 25, 2020 compared to the 13 and 26 weeks ended January 26, 2019 due to depreciation related to acquisition of Gourmet Garage, capital expenditures and accelerated depreciation related to assets at the existing Stroudsburg store that was replaced on November 1, 2019.

Interest Expense.  Interest expense in the 13 and 26 weeks ended January 25, 2020 decreased compared to the 13 and 26 weeks ended January 26, 2019 due to lease costs reclassified to Operating and Administrative Expenses (.13%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements).

Interest Income.  Interest income decreased in the 13 and 26 weeks ended January 25, 2020 compared to the 13 and 26 weeks ended January 26, 2019 due primarily to lower amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern and lower interest rates.

Income Taxes.  The effective income tax rate was 30.3% and 30.0% in the 13 and 26 weeks ended January 25, 2020, respectively, compared to 30.4% and 30.3% in the 13 and 26 weeks ended January 26, 2019, respectively.

Net Income.  Net income was $2,005 in the 13 weeks ended January 25, 2020 compared to $7,571 in the 13 weeks ended January 26, 2019. The 13 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $871 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $304 (net of tax) and store closure costs and charges to write off the variable lease obligations related to the old Stroudsburg store of $365 (net of tax). Excluding these items, net income decreased 53% in the 13 weeks ended January 25, 2020 compared to the prior year due primarily to decreased gross profit margins and increased operating and administrative expenses.

Net income was $4,572 in the 26 weeks ended January 25, 2020 compared to $13,839 in the 26 weeks ended January 26, 2019. The 26 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $871 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax). The 26 weeks ended January 26, 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received. Excluding these items from both periods, net income decreased 49% in the 26 weeks ended January 25, 2020 compared to the prior year due primarily to decreased gross profit margins and increased operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019. Except for the changes due to the adoption of ASU 2016-02 related to leases discussed in "Recently adopted accounting standards," Note 1, and Note 7 as of January 25, 2020, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27,761 in the 26 weeks ended January 25, 2020 compared to $35,878 in the corresponding period of the prior year.  The decrease in net cash provided by operating activities in fiscal 2020 was primarily due to decreased net income adjusted for non-cash expense and changes in working capital. Working capital changes, including Other assets and liabilities, increased net cash provided by operating activities by $7,948 in fiscal 2020 compared to an increase of $7,078 in fiscal 2019. The change in impact of working capital is due primarily to changes in timing of payments for payables partially offset by an increase in merchandise inventories.

During the 26 weeks ended January 25, 2020, Village used cash to fund capital expenditures of $38,121, dividends of $6,438 and additional investments of $1,546 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the Stroudsburg replacement store, expansion of ShopRite from Home and equipment purchases.

At January 25, 2020, the Company held variable rate notes receivable due from Wakefern of $25,480 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $26,274 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Village has budgeted $55,000 for capital expenditures for fiscal 2020. Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, three major remodels, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2020 are expected to be cash and cash equivalents on hand at January 25, 2020 and operating cash flow generated in fiscal 2020.

Working capital was $23,265 at January 25, 2020 compared to $56,307 at July 27, 2019. Working capital ratios at the same dates were 1.19 and 1.50 to 1, respectively.  The decrease in working capital in fiscal 2020 compared to fiscal 2019 is due primarily to a decrease in cash and cash equivalents as a result of capital expenditures related to the Stroudsburg replacement store and recognition of current operating lease obligations as a result of the adoption of ASU 2016-02, “Leases”. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village has an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000.
The revolving credit line can be used for general corporate purposes and expires on December 31, 2020. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.25%. The credit agreement provides for up to $3,000 of letters of credit, which secure obligations for construction performance guarantees to municipalities. The credit agreement contains covenants that, among other conditions, require a maximum liabilities to tangible net worth ratio, a minimum fixed charge coverage ratio and a positive net income. There were no amounts outstanding at January 25, 2020 or July 27, 2019 under the facility.

On January 22, 2020, Village Super Market, Inc. (“Village”) entered into an asset purchase agreement (the “APA”) with Fairway Group Holdings Corp. (“Fairway”) in conjunction with Fairway filing voluntary petitions for relief under chapter 11 of title 11 of the U.S. Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under the APA, Village agreed to acquire up to five supermarkets in New York, NY, a production distribution center (the “PDC”), and the intellectual property used by Fairway, including the names “Fairway” and “Fairway Markets,” for a cash purchase price of $68,600, subject to customary closing adjustments and assumed liabilities (as defined in the APA). The assumed liabilities consist primarily of lease liabilities.
On February 20, 2020, the Bankruptcy Court entered an order that established the bidding procedures for the assets of Fairway, including those subject to the APA.  The APA represents an offer under Section 363 of the U.S. Bankruptcy Code. Such offers are commonly referred to as “stalking horse” bids and are subject to higher bids, in accordance with the bidding procedures established by the Bankruptcy Court. Accordingly, Village cannot be certain that it will complete the transaction. The Section 363 sale process is expected to be concluded in March 2020.  In the event that Village is not the winning bidder, it will be entitled to a break-up fee equal to 3% of the cash purchase price.
The APA allows Village to remove two of the supermarkets and the PDC (each, a “Non-Core Asset”) from the list of assets acquired within the later of 45 days from the execution of the APA and two days prior to the auction or the sale hearing if no auction is held under the Section 363 sale process. Should Village elect to remove Non-Core Assets from the list of assets acquired, the cash purchase price will be reduced by up to $5,500.
As required by the APA, Village made a $6,860 deposit into escrow on January 23, 2020 included in Other current assets in the Company's Consolidated Balance Sheet as of January 25, 2020. Village intends to fund the balance of the purchase price, if the transaction is consummated, with cash on hand, its revolving credit agreement and other debt.

There have been no other substantial changes as of January 25, 2020 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019.

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

•	We expect same store sales to range from a .5% decrease to an increase of 1.0% in fiscal 2020, including the impact of price investments and expansion of our own brand product portfolio.

•
We expect continued reductions in gross margin due to price investments, including the ShopRite's Right Price Promise pricing strategy, a commitment to everyday low prices on the items customers purchase most frequently, introduced in October 2019.

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

•
We expect approximately $1,800 of net periodic pension costs in fiscal 2020 related to the four Company sponsored defined benefit pension plans. The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020.

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

•
Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event. The spreading of a novel strain of coronavirus (“COVID-19”), that is impacting global economic activity, could lead to regional quarantines, labor shortages, disruptions to supply chains, including our ability to obtain products from our suppliers, and overall economic instability. The impact of the virus in our region is uncertain at this time and could have a material adverse effect on our business and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 25, 2020, the Company had demand deposits of $51,141 at Wakefern earning interest at overnight money market rates, which are exposed to the impact of interest rate changes.

At January 25, 2020, the Company held variable rate notes receivable due from Wakefern of $25,480 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $26,274 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 25, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2020 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 27, 2019 to November 23, 2019	—	$—	—	$5,665,465
November 24, 2019 to December 21, 2019	—	$—	—	$5,665,465
December 22, 2019 to January 25, 2020	10,000	$22.98	10,000	$5,435,665
Total	10,000	$22.98	10,000	$5,435,665

(1)	The reported periods conform to our fiscal calendar.
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

Village Super Market, Inc.
Registrant

Dated: March 5, 2020	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 5, 2020	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)