Form 10-Q
period 2020-04-25
VILLAGE SUPER MARKET INC
filed 2020-06-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 25, 2020

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

Large accelerated filer ❑	Accelerated filer ☒
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 4, 2020

Class A Common Stock, No Par Value	10,243,990 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
VILLAGE SUPER MARKET, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	April 25, 2020	July 27, 2019
ASSETS
Current assets
Cash and cash equivalents	$89,602	$101,121
Merchandise inventories	32,613	38,503
Patronage dividend receivable	7,500	11,908
Income taxes receivable	19	43
Other current assets	15,853	17,206
Total current assets	145,587	168,781

Property, equipment and fixtures, net	230,886	224,890
Operating lease assets	94,838	—
Notes receivable from Wakefern	52,451	50,208
Investment in Wakefern	28,783	28,644
Goodwill	12,586	12,650
Other assets	24,965	17,116

Total assets	$590,096	$502,289

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$11,765	$—
Finance lease obligations	452	1,022
Notes payable to Wakefern	141	43
Accounts payable to Wakefern	71,211	66,130
Accounts payable and accrued expenses	19,350	23,950
Accrued wages and benefits	19,277	20,259
Income taxes payable	2,324	1,070
Total current liabilities	124,520	112,474

Long-term debt
Operating lease obligations	95,418	—
Finance lease obligations	23,243	40,753
Notes payable to Wakefern	766	803
Notes payable related to New Markets Tax Credit	5,983	6,169
Total long-term debt	125,410	47,725

Pension liabilities	5,080	4,759
Other liabilities	8,078	18,659

Commitments and contingencies

Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,970 shares at April 25, 2020 and 10,593 shares at July 27, 2019	67,422	65,114
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at April 25, 2020 and July 27, 2019	697	697
Retained earnings	280,294	270,753
Accumulated other comprehensive loss	(7,466)	(8,342)
Less treasury stock, Class A, at cost: 726 shares at April 25, 2020 and 502 shares at July 27, 2019	(13,939)	(9,550)
Total shareholders’ equity	327,008	318,672

Total liabilities and shareholders’ equity	$590,096	$502,289

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Sales	$458,292	$395,458	$1,303,116	$1,225,137

Cost of sales	328,391	284,847	941,722	884,678

Gross profit	129,901	110,611	361,394	340,459

Operating and administrative expense	106,987	97,351	317,861	293,679

Depreciation and amortization	7,678	6,566	22,914	20,481

Operating income	15,236	6,694	20,619	26,299

Interest expense	(563)	(1,106)	(1,698)	(3,334)

Interest income	910	1,402	3,199	3,886

Income before income taxes	15,583	6,990	22,120	26,851

Income taxes	4,431	2,020	6,396	8,041

Net income	$11,152	$4,970	$15,724	$18,810

Net income per share:
Class A common stock:
Basic	$0.86	$0.39	$1.22	$1.46
Diluted	$0.77	$0.34	$1.09	$1.31

Class B common stock:
Basic	$0.56	$0.25	$0.79	$0.95
Diluted	$0.56	$0.25	$0.79	$0.95

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Net income	$11,152	$4,970	$15,724	$18,810

Other comprehensive income:
Amortization of pension actuarial loss, net of tax (1)	100	102	303	306
Pension settlement loss, net of tax (2)	83	302	954	302
Pension remeasurement, net of tax (3)	323	—	(381)	—

Comprehensive income	$11,658	$5,374	$16,600	$19,418

(1)
Amounts are net of tax of $44 and $43 for the 13 weeks ended April 25, 2020 and April 27, 2019, respectively, and $132 and $131 for the 39 weeks ended April 25, 2020 and April 27, 2019, respectively. All amounts are reclassified from Accumulated other comprehensive loss to Operating and administrative expense.

(2)
Amounts are net of tax of $33 and $129 for the 13 weeks ended April 25, 2020 and April 27, 2019, respectively, and $408 and $129 for the 39 weeks ended April 25, 2020 and April 27, 2019, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

(3)	Amounts are net of tax of $139 and $164 for the 13 and 39 weeks ended April 25, 2020.

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)

	13 Weeks Ended April 25, 2020 and April 27, 2019
	Class A Common Stock				Class B Common Stock						Accumulated Other Comprehensive Income (Loss)		Treasury Stock Class A			Total Shareholders' Equity
	Shares Issued		Amount		Shares Issued		Amount		Retained Earnings				Shares		Amount
Balance, January 25, 2020	10,586		$66,655		4,294		$697		$272,401		$(7,972)		513		$(9,799)	$321,982
Net income	—		—		—		—		11,152		—		—		—	11,152
Other comprehensive income, net of tax of $216	—		—		—		—		—		506		—		—	506
Dividends	—		—		—		—		(3,259)		—		—		—	(3,259)
Treasury stock purchases	—		—		—		—		—		—		213		(4,140)	(4,140)
Restricted shares forfeited	(1)		(19)		—		—		—		—		—		—	(19)
Share-based compensation expense	385		786		—		—		—		—		—		—	786
Balance, April 25, 2020	10,970		$67,422		4,294		$697		$280,294		$(7,466)		726		$(13,939)	$327,008

Balance, January 26, 2019	10,574		$63,194		4,304		$699		$265,508		$(7,981)		524		$(9,880)	$311,540
Net income	—		—		—		—		4,970		—		—		—	4,970
Other comprehensive income, net of tax of $172	—		—		—		—		—		404		—		—	404
Dividends	—		—		—		—		(3,222)		—		—		—	(3,222)
Exercise of stock options	—		337		—		—		—		—		(36)		671	1,008
Share-based compensation expense	12		871		—		—		—		—		—		—	871
Conversion of Class B shares to Class A shares	10		2		(10)		(2)		—		—		—		—	—
Balance, April 27, 2019	10,596		$64,404		4,294		$697		$267,256		$(7,577)		488		$(9,209)	$315,571

	39 Weeks Ended April 25, 2020 and April 27, 2019
	Class A Common Stock				Class B Common Stock						Accumulated Other Comprehensive Income (Loss)		Treasury Stock Class A			Total Shareholders' Equity
	Shares Issued		Amount		Shares Issued		Amount		Retained Earnings				Shares		Amount
Balance, July 27, 2019	10,593		$65,114		4,294		$697		$270,753		$(8,342)		502		$(9,550)	$318,672
Net income	—	—	—	—	—	—	—	—	15,724	—	—	—	—	—	—	15,724
Other comprehensive income, net of tax of $376	—	—	—	—	—	—	—	—	—	—	876	—	—	—	—	876
Dividends	—	—	—	—	—	—	—	—	(9,697)	—	—	—	—	—	—	(9,697)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—	—	—	224	—	(4,389)	(4,389)
Restricted shares forfeited	(10)	—	(199)	—	—	—	—	—	—	—	—	—	—	—	—	(199)
Share-based compensation expense	387	—	2,507	—	—	—	—	—	—	—	—	—	—	—	—	2,507
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—		—		—		—		3,514		—		—		—	3,514
Balance, April 25, 2020	10,970		$67,422		4,294		$697		$280,294		$(7,466)		726		$(13,939)	$327,008

Balance, July 28, 2018	10,575		$61,678		4,304		$699		$258,104		$(8,185)		496		$(9,151)	$303,145
Net income	—	—	—	—	—	—	—	—	18,810	—	—	—	—	—	—	18,810
Other comprehensive income, net of tax of $260	—	—	—	—	—	—	—	—	—	—	608	—	—	—	—	608
Dividends	—	—	—	—	—	—	—	—	(9,658)	—	—	—	—	—	—	(9,658)
Exercise of stock options	—	—	337	—	—	—	—	—	—	—	—	—	(36)	—	671	1,008
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—	—	—	28	—	(729)	(729)
Restricted shares forfeited	(9)	—	(127)	—	—	—	—	—	—	—	—	—	—	—	—	(127)
Share-based compensation expense	20	—	2,514	—	—	—	—	—	—	—	—	—	—	—	—	2,514
Conversion of Class B shares to Class A shares	10	—	2	—	(10)	—	(2)	—	—	—	—	—	—	—	—	—
Balance, April 27, 2019	10,596		$64,404		4,294		$697		$267,256		$(7,577)		488		$(9,209)	$315,571

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 25, 2020	April 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,724	$18,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,914	20,481
Non-cash share-based compensation	2,308	2,387
Loss on pension settlements	1,362	431
Deferred taxes	983	(392)
Provision to value inventories at LIFO	400	303
Gain on sale of assets	(1,252)	(102)

Changes in assets and liabilities:
Merchandise inventories	5,490	188
Patronage dividend receivable	4,408	3,575
Accounts payable to Wakefern	9,962	(2,132)
Accounts payable and accrued expenses	(3,153)	1,069
Accrued wages and benefits	(982)	495
Income taxes receivable / payable	1,278	(2,394)
Other assets and liabilities	(38)	(2,950)
Net cash provided by operating activities	59,404	39,769

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47,812)	(18,815)
Proceeds from the sale of assets	1,261	102
Investment in notes receivable from Wakefern	(2,243)	(27,263)
Maturity of notes receivable from Wakefern	—	24,937
Acquisition deposit in escrow	(7,600)	—
Acquisition of Gourmet Garage, net of cash acquired	64	—
Net cash used in investing activities	(56,330)	(21,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	1,008
Excess tax benefit related to share-based compensation	—	26
Principal payments of long-term debt	(507)	(1,354)
Dividends	(9,697)	(9,658)
Treasury stock purchases, including shares surrendered for withholding taxes	(4,389)	(729)
Net cash used in financing activities	(14,593)	(10,707)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,519)	8,023

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,121	96,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,602	$104,131

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,698	$3,334
Income taxes	$4,132	$10,790

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$93	$838

See accompanying Notes to Consolidated Financial Statements.

VILLAGE SUPER MARKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 25, 2020 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 25, 2020 and April 27, 2019 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company, except as updated for the adoption of new lease guidance, are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2019 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 25, 2020 are not necessarily indicative of the results to be expected for the full year.

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

	13 Weeks Ended		39 Weeks Ended
Consolidated Statement of Operations Classification	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Operating and administrative expense	$677	$—	$2,031	$—

Depreciation and amortization	—	91	—	305
Interest expense	—	535	—	1,612

	$677	$626	$2,031	$1,917

The adoption of this standard also resulted in a change in naming convention for leases classified historically as capital leases to finance leases. The adoption of the new standard did not have a material impact on the consolidated statement of cash flows. Additional information on leases is provided in Note 7.

2. MERCHANDISE INVENTORIES

At both April 25, 2020 and July 27, 2019, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $14,912 and $14,512 higher than reported at April 25, 2020 and July 27, 2019, respectively.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 25, 2020		April 25, 2020
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$8,431	$2,398	$11,892	$3,390
Conversion of Class B to Class A shares	2,398	—	3,390	—
Effect of share-based compensation on allocated net income	—	—	—	—
Net income allocated, diluted	$10,829	$2,398	$15,282	$3,390

Denominator:
Weighted average shares outstanding, basic	9,789	4,294	9,775	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,083	4,294	14,069	4,294

	13 Weeks Ended		39 Weeks Ended
	April 27, 2019		April 27, 2019
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,770	$1,076	$14,237	$4,083
Conversion of Class B to Class A shares	1,076	—	4,083	—
Effect of share-based compensation on allocated net income	5	(1)	—	(1)
Net income allocated, diluted	$4,851	$1,075	$18,320	$4,082

Denominator:
Weighted average shares outstanding, basic	9,756	4,294	9,737	4,300
Conversion of Class B to Class A shares	4,294	—	4,300	—
Dilutive effect of share-based compensation	17	—	—	—
Weighted average shares outstanding, diluted	14,067	4,294	14,037	4,300

Outstanding stock options to purchase Class A shares of 159 and 163 were excluded from the calculation of diluted net income per share at April 25, 2020 and April 27, 2019, respectively, as a result of their anti-dilutive effect. In addition, 397 and 314 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 25, 2020 and April 27, 2019, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

The Company sponsored four defined benefit pension plans in fiscal 2020 and 2019.  Net periodic pension cost for the four plans includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Service cost	$51	$53	$152	$160
Interest cost on projected benefit obligations	512	655	1,643	1,964
Expected return on plan assets	(733)	(721)	(2,061)	(2,162)
Loss on settlement	116	431	1,362	431
Amortization of net losses	144	145	435	437
Net periodic pension cost	$90	$563	$1,531	$830

As of April 25, 2020, the Company has not made any contributions to its pension plans in fiscal 2020.  The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2020.
On December 23, 2019, the Company terminated the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan. All participants of the plan were former employees of a store previously closed in 1994. An annuity contract totaling $1,302 was purchased with an insurance company for all participants who did not elect a lump sum distribution. Additionally, lump sum distributions related to the termination totaled $451. The plan had sufficient assets to satisfy all termination transaction obligations, and no benefit obligation or plan assets related to the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan remain as of April 25, 2020. As a result of this termination, the Company recognized a non-cash pre-tax settlement charge totaling $669 during the 13 weeks ended January 25, 2020. This settlement charge represents the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date.

Additionally, the Company recognized a settlement loss of $116 and $693 in the 13 and 39 weeks ended April 25, 2020 and $431 in both the 13 and 39 weeks ended April 27, 2019 for a plan where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost. Assumptions used in the related remeasurement include a discount rate of 2.85% and long term expected rate of return on plan assets of 5.00%.

5. RELATED PARTY INFORMATION

A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019.

Included in cash and cash equivalents at April 25, 2020 and July 27, 2019 are $60,770 and $73,879, respectively, of demand deposits invested at Wakefern at overnight money market rates.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 25, 2020.

6. COMMITMENTS and CONTINGENCIES

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

COVID-19

The Company operates in and around one of the epicenters of the COVID-19 health crisis with much of our trade area under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. The continuing impact on our business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including our ability to obtain products from our suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

7. LEASES

The Company leases 27 retail stores, as well as the corporate headquarters and equipment at April 25, 2020. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five to ten years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

The composition of total lease cost is as follows:

		13 Weeks Ended	39 Weeks Ended
	Consolidated Statement of Operations Classification	April 25, 2020	April 25, 2020
Operating lease cost	Operating and administrative expense	$4,393	$13,597
Finance lease cost
Amortization of leased assets	Depreciation and amortization	237	710
Interest on lease liabilities	Interest expense	512	1,544
Variable lease cost	Operating and administrative expense	3,724	11,387

Total lease cost		$8,866	$27,238

As of April 25, 2020, finance lease right-of-use assets of $13,990 are included in Property, equipment and fixtures, net in the Company's Consolidated Balance Sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, are as follows as of April 25, 2020:

	Operating leases	Finance leases	Total
Remainder of 2020	$4,946	$672	$5,618
2021	16,621	2,689	19,310
2022	15,739	2,689	18,428
2023	15,412	2,689	18,101
2024	13,276	2,689	15,965
Thereafter	79,385	24,428	103,813
Total lease payments	145,379	35,856	181,235
Less amount representing interest	38,196	12,161	50,357

Present value of lease liabilities	$107,183	$23,695	$130,878

The Company has approximately $16,671 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of April 25, 2020.

For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate as the discount rate implicit within its leases is generally not determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease. As of April 25, 2020, the Company's lease terms and discount rates are as follows:

April 25, 2020
Weighted-average remaining lease term (years)
Operating leases	11.7
Finance leases	15.9
Weighted-average discount rate
Operating leases	5.3%
Finance leases	8.5%
Supplemental cash flow information related to leases is as follows:

39 Weeks Ended
April 25, 2020
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$13,167
Operating cash flows from finance leases	1,544
Financing cash flows from finance leases	414

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

9. SUBSEQUENT EVENTS

Credit Facility

On May 6, 2020, Village entered into a credit agreement (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”) that supersedes in its entirety the prior credit agreement with Wells Fargo dated November 9, 2017. The principal purpose of the Credit Facility is to finance general corporate and working capital requirements and Village’s acquisition of certain Fairway assets. Among other things, the Credit Facility provides for a maximum loan amount of $150,500, as further set forth below:

•
An unsecured revolving line of credit providing a maximum amount available for borrowing of $125,000. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.10% and expires on May 6, 2025.

•
An unsecured term loan with a maximum loan amount of $25,500. On May 12, 2020, Village executed a $25,500 term note, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable LIBOR rate plus 1.35%. Additionally, Village executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .41% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.76% on the term note.

•
The ability to convert up to $50,000 of the revolving line of credit to a secured converted term loan, which shall reduce the maximum amount available for borrowing under the revolving line of credit. Village expects to reduce the capacity of the revolving line of credit by converting approximately $50,000 to a converted term loan that will bear interest at the applicable LIBOR rate plus 1.50% and will be repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. The converted term loan is subject to completion of closing conditions, including title searches and environmental studies for properties to be mortgaged. Additionally, Village executed a forward interest rate swap, effective August 3, 2020, for a notional amount of $50,000 that fixes the base LIBOR rate at .69% per annum for fifteen years, resulting in a fixed effective interest rate of 2.19% on the converted term loan.

The Credit Facility also provides for up to $25,000 of letters of credit, and contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio.

Fairway Markets

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets, a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets.” Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. The acquisition was effectuated pursuant to the Asset Purchase Agreement (the "APA"), entered into on January 20, 2020, revised on March 25, 2020 and approved by the United States Bankruptcy Court for the Southern District of New York through a Sale Order entered on April 20, 2020. Village paid $73,200 for the Fairway assets, net of adjustments set forth in the APA, and assumed certain liabilities, consisting primarily of those arising from acquired leases. Additionally, Village’s cash purchase price was reduced by a $2,000 credit arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Asset Purchase Agreement.

The purchase price for the acquisition was funded by borrowing against the Company’s unsecured revolving line of credit and the $25,500 unsecured term loan pursuant to the Company's Credit Facility. Additionally, as required by the APA, Village made a $7,600 deposit into escrow which is included in Other assets in the Company's Consolidated Balance Sheet as of April 25, 2020.

Superstorm Sandy Recovery

Superstorm Sandy devastated Village's trade area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. Wakefern, as the policy holder, has pursued recovery of uncollected insurance claims on behalf of all Wakefern members through litigation against the insurance carrier and others since October 2013. Litigation over this matter has ended and the Company received an additional $2,266 in May 2020 which will be recognized as a reduction in Operating and administrative expense in the fourth quarter of fiscal 2020. Village previously recognized $415 as a reduction in Operating and administrative expense in the first quarter of fiscal 2019, and has received a total of $6,264 related to losses incurred as a result of Superstorm Sandy.

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

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets, a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets.” Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. The acquisition was effectuated pursuant to the Asset Purchase Agreement (the "APA"), entered into on January 20, 2020, revised on March 25, 2020 and approved by the United States Bankruptcy Court for the Southern District of New York through a Sale Order entered on April 20, 2020. Village paid $73,200 for the Fairway assets, net of adjustments set forth in the APA, and assumed certain liabilities, consisting primarily of those arising from acquired leases. Additionally, Village’s cash purchase price was reduced by a $2,000 credit arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Asset Purchase Agreement.

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

We offer ShopRite from Home covering most of the communities served by our stores. ShopRite from Home is an online ordering system that provides for in-store pickup or home delivery. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or on their smart phones or tablets through the ShopRite app. We also offer online purchasing through various third party digital platforms.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

COVID-19

The Company was significantly impacted by the COVID-19 outbreak as it operates in and around one of the epicenters of the health crisis with much of our trade area under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. Our first priority throughout this unprecedented time has and will continue to be the safety of our associates and our customers. In response to COVID-19, Village incurred incremental operating expenses of over $5,500 in the 13 weeks ended April 25, 2020 for programs and new initiatives implemented to support and protect our associates, customers and the communities we are a part of including:

•	Enhanced and more frequent sanitation practices, including hourly cleaning of high touch point areas throughout our stores, nightly deep cleaning and bi-weekly disinfectant fogging in every store

•	Reduced store operating hours, including the closure of all stores on Easter Sunday, to provide time for our associates to rest and complete the enhanced cleaning practices

•	Created a centralized call center to provide our associates with consistent, accurate, reliable guidance regarding Company policies and CDC recommended protocols

•	Created a text communication platform to provide enrolled associates with real-time alerts and updates

•	Expanded remote work capabilities for office associates and limited travel of regional supervision teams

•	Provided over 150,000 meals, including two hot meals during the day to all associates on duty and a boxed lunch to all night crew associates, through the Feeding Our Village Heroes Program

•	Provided over 15,000 meals sourced from local restaurants to healthcare professionals through our Heroes Feeding Heroes program

•	Reserved the first hour of business each day for elderly and at-risk customers

•
Implemented a temporary wage premium of $2 per hour above the standard base rate of pay for all hourly front-line associates and weekly premiums for salaried front-line associates, applied to hours worked from March 22nd through June 13th

•	Accelerated payment of quarterly bonuses for the 13 weeks ended April 25, 2020

•	Provided Emergency Paid Leave to associates affected by COVID-19

•	Maintained health care coverage for all associates unable to work due to COVID-19

•	Blue Squares for Social Distancing program - installed floor markers and additional signage in high traffic areas to signify six-foot distances to encourage proper social distancing

•	Installed plexiglass shields at all registers, guest services and pharmacy counters

•	Reduced offerings at service departments, eliminated the sale of bulk self-service merchandise and closed in-store restaurants and dining areas to assist and encourage social distancing

•	Limited the number of customers to approximately 30% of each store's maximum occupancy

•	Implemented a Personal Protective Equipment program and provided associates with masks and gloves

•	Donated and supplied masks to local hospitals

•	Implemented temperature checks for all associates

•	Expanded digital capabilities, including four rapidly deployed "pop-up" ShopRite from Home stores, contactless pickup and prescription drug pickup and delivery

•	Expanded partnerships with online grocery picking and delivery services to better support our customers increased demand for these services

•	Introduced the Essentials Box Program - providing a safe and convenient way to stock up on in-demand produce or cleaning products, pre-packaged and available for delivery

•	Expanded mobile scan to an additional 10 stores

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.66	72.03	72.27	72.21
Gross profit	28.34	27.97	27.73	27.79
Operating and administrative expense	23.34	24.62	24.39	23.97
Depreciation and amortization	1.68	1.65	1.76	1.66
Operating income	3.32	1.70	1.58	2.16
Interest expense	(0.12)	(0.28)	(0.13)	(0.27)
Interest income	0.20	0.35	0.25	0.32
Income before taxes	3.40	1.77	1.70	2.21
Income taxes	0.97	0.51	0.49	0.66
Net income	2.43%	1.26%	1.21%	1.55%

Sales.  Sales were $458,292 in the 13 weeks ended April 25, 2020, an increase of 15.9% compared to the 13 weeks ended April 27, 2019.  Sales increased due to the opening of the Stroudsburg replacement store on November 1, 2019, the acquisition of Gourmet Garage on June 24, 2019 and a same store sales increase of 13.6%. Same store sales increased due primarily to the impact of the COVID-19 outbreak and related stay-at-home measures, most significantly in March where sales reached unprecedented levels. Same store sales also increased due to continued sales growth in the Bronx, New York City store opened on June 28, 2018 and digital sales growth of 41.8%.

Sales were $1,303,116 in the 39 weeks ended April 25, 2020, an increase of 6.4% from the 39 weeks ended April 27, 2019. Sales increased due to the opening of the Stroudsburg replacement store on November 1, 2019, the acquisition of Gourmet Garage on June 24, 2019 and a same store sales increase of 4.5%. Same store sales increased due primarily to the impact of the COVID-19 outbreak and related stay-at-home measures. Same store sales also increased due to continued sales growth in the Bronx, New York City store opened on June 28, 2018 and digital sales growth of 28.1%. These increases were partially offset by the impact of two competitor store openings and decreased promotional spending in Maryland.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

Gross Profit.  Gross profit as a percentage of sales increased .37% in the 13 weeks ended April 25, 2020 compared to the 13 weeks ended April 27, 2019. Excluding the impact of the addition of Gourmet Garage, gross profit as a percentage of sales increased .16% in the 13 weeks ended April 25, 2020 compared to the 13 weeks ended April 27, 2019 due primarily to lower promotional spending due to uncertainty of product availability during the COVID-19 outbreak (.49%) and increased leverage on fixed warehouse assessment charges from Wakefern (.26%). These increases were partially offset by an unfavorable change in product mix (.37%), decreased departmental gross margin percentages (.18%) and decreased patronage dividends and rebates received from Wakefern (.05%). Both product mix and departmental gross margin percentages were impacted by limitations in service departments and product availability as a result of the COVID-19 outbreak.

Gross profit as a percentage of sales decreased .06% in the 39 weeks ended April 25, 2020 compared to the 39 weeks ended April 27, 2019. Excluding the impact of the addition of Gourmet Garage, gross profit as a percentage of sales decreased
.28% due primarily to decreased departmental gross margin percentages (.31%), decreased patronage dividends and rebates received from Wakefern (.07%) and an unfavorable change in product mix (.10%) partially offset by lower promotional spending (.11%) and increased leverage on warehouse assessment charges from Wakefern (.09%).

Departmental gross profits decreased in both the 13 and 39 week periods ended April 25, 2020 compared to the 13 and 39 weeks ended April 27, 2019 due primarily to limitations in service departments and product availability as a result of the COVID-19 outbreak, price investments, including the ShopRite's Right Price Promise pricing strategy, a commitment to everyday low prices on the items customers purchase most frequently, introduced in October 2019, and decreased pharmacy margins as a result of continued downward pressure on prescription reimbursement rates from third party providers.

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased 1.28% in the 13 weeks ended April 25, 2020 compared to the 13 weeks ended April 27, 2019. The 13 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 (.26%) and lease costs reclassified from Depreciation and Amortization and Interest Expense to Operating and Administrative Expense (.14%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements), and a reduction in pension settlement charges of (.08%) compared to the 13 weeks ended April 27, 2019. Excluding these items, operating and administrative expense as a percentage of sales decreased 1.08% in the 13 weeks ended April 25, 2020 compared to the 13 weeks ended April 27, 2019 due primarily to leverage from higher sales despite incremental costs related to COVID-19, including enhanced wages and benefits and expanded safety and sanitation protocols (1.21%).

Operating and administrative expense as a percentage of sales increased .42% in the 39 weeks ended April 25, 2020 compared to the 39 weeks ended April 27, 2019. The 39 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 (.09%), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.10%) (see note 4 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.10%), store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store (.06%) and lease costs reclassified from Depreciation and Amortization and Interest Expense to Operating and Administrative Expense (.14%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements). The 39 weeks ended April 27, 2019 includes a gain for Superstorm Sandy insurance proceeds received (.03%) and pension settlement charges (.04%). Excluding these items from both periods, operating and administrative expense as a percentage of sales increased .10% in the 39 weeks ended April 25, 2020 compared to the 39 weeks ended April 27, 2019 due primarily to incremental costs related to COVID-19, including enhanced wages and benefits and expanded safety and sanitation protocols (.42%) partially offset by increased leverage from higher sales.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 weeks ended April 25, 2020 compared to the 13 weeks ended April 27, 2019 due to depreciation related to acquisition of Gourmet Garage and capital expenditures. Depreciation and amortization expense increased in the 39 weeks ended April 25, 2020 compared to the 39 weeks ended April 27, 2019 due to depreciation related to acquisition of Gourmet Garage, capital expenditures and accelerated depreciation related to assets at the existing Stroudsburg store that was replaced on November 1, 2019.

Interest Expense.  Interest expense in the 13 and 39 weeks ended April 25, 2020 decreased compared to the 13 and 39 weeks ended April 27, 2019 due to lease costs reclassified to Operating and Administrative Expenses as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements).

Interest Income.  Interest income decreased in the 13 and 39 weeks ended April 25, 2020 compared to the 13 and 39 weeks ended April 27, 2019 due primarily to lower amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern and lower interest rates.

Income Taxes.  The effective income tax rate was 28.4% and 28.9% in the 13 and 39 weeks ended April 25, 2020, respectively, compared to 28.9% and 29.9% in the 13 and 39 weeks ended April 27, 2019, respectively.

Net Income.  Net income was $11,152 in the 13 weeks ended April 25, 2020 compared to $4,970 in the 13 weeks ended April 27, 2019. The 13 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 of $854 (net of tax). The 13 weeks ended April 25, 2020 includes pension settlement charges of $83 (net of tax) compared to $302 (net of tax) in the 13 weeks ended April 27, 2019. Excluding these items from both periods, net income increased 97% in the 13 weeks ended April 25, 2020 compared to the prior year.

Net income was $15,724 in the 39 weeks ended April 25, 2020 compared to $18,810 in the 39 weeks ended April 27, 2019. The 39 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 of $854 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $954 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax). The 39 weeks ended April 27, 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received and pension settlement charges of $302 (net of tax). Excluding these items from both periods, net income decreased 8% in the 39 weeks ended April 25, 2020 compared to the prior year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019. Except for the changes due to the adoption of ASU 2016-02 related to leases discussed in "Recently adopted accounting standards," Note 1, and Note 7 as of April 25, 2020, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $59,404 in the 39 weeks ended April 25, 2020 compared to $39,769 in the corresponding period of the prior year.  The increase in net cash provided by operating activities in fiscal 2020 was primarily due to changes in working capital. Working capital changes, including Other assets and liabilities, increased net cash provided by operating activities by $16,965 in fiscal 2020 compared to a decrease of $1,718 in fiscal 2019. The change in impact of working capital is due primarily to lower merchandise inventories caused by higher sales due to COVID-19 and higher accounts payable to Wakefern due to higher purchase fulfillment at the end of April.

During the 39 weeks ended April 25, 2020, Village used cash to fund capital expenditures of $47,812, dividends of $9,697, a $7,600 deposit into escrow related to the Fairway acquisition and additional investments of $2,243 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the Stroudsburg replacement store, expansion of ShopRite from Home and equipment purchases.

Village has budgeted $55,000 for capital expenditures for fiscal 2020. Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, one major remodel, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2020 are expected to be cash and cash equivalents on hand at April 25, 2020, operating cash flow generated in fiscal 2020 and the Company's Credit Facility.

At April 25, 2020, the Company held variable rate notes receivable due from Wakefern of $25,839 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $26,612 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Working capital was $21,067 at April 25, 2020 compared to $56,307 at July 27, 2019. Working capital ratios at the same dates were 1.17 and 1.50 to 1, respectively.  The decrease in working capital in fiscal 2020 compared to fiscal 2019 is due primarily to a decrease in merchandise inventories caused by higher sales and intermittent supply chain disruptions due to COVID-19 and recognition of current operating lease obligations as a result of the adoption of ASU 2016-02, “Leases”. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Village had an unsecured revolving credit agreement providing a maximum amount available for borrowing of $25,000. The credit agreement provided for up to $3,000 of letters of credit, which secured obligations for construction performance guarantees to municipalities. There were no amounts outstanding at April 25, 2020 or July 27, 2019 under the facility.

On May 6, 2020, Village entered into a credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) that supersedes in its entirety the prior $25,000 credit agreement with Wells Fargo dated November 9, 2017. The principal purpose of the Credit Facility is to finance general corporate and working capital requirements and Village’s acquisition of certain Fairway assets which closed on May 14, 2020. Among other things, the Credit Facility provides for a maximum loan amount of $150,500, as further set forth below:

•
An unsecured revolving line of credit providing a maximum amount available for borrowing of $125,000. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.10% and expires on May 6, 2025.

•
An unsecured term loan with a maximum loan amount of $25,500. On May 12, 2020, Village executed a $25,500 term note, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable LIBOR rate plus 1.35%. Additionally, Village executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .41% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.76% on the term note.

•
The ability to convert up to $50,000 of the revolving line of credit to a secured converted term loan, which shall reduce the maximum amount available for borrowing under the revolving line of credit. Village expects to reduce the capacity of the revolving line of credit by converting approximately $50,000 to a converted term loan that will bear interest at the applicable LIBOR rate plus 1.50% and will be repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. The converted term loan is subject to completion of customary closing conditions, including title searches and environmental studies for properties to be mortgaged. Additionally, Village executed a forward interest rate swap, effective August 3, 2020, for a notional amount of $50,000 that fixes the base LIBOR rate at .69% per annum for fifteen years, resulting in a fixed effective interest rate of 2.19% on the converted term loan.

The Credit Facility also provides for up to $25,000 of letters of credit, and contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio.

Fairway Markets

The $73,200 purchase price for the Fairway acquisition was funded by borrowing against the Company’s unsecured revolving line of credit and an unsecured term loan pursuant to the Company's Credit Facility. Additionally, as required by the APA, Village had made a $7,600 deposit into escrow which is included in Other assets in the Company's Consolidated Balance Sheet as of April 25, 2020.

There have been no other substantial changes as of April 25, 2020 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019.

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

•	Due to the uncertainty arising from the COVID-19 global health crisis and its significant impact on our business, the Company will not provide same store sales guidance for fiscal 2020.

•
We have budgeted $55,000 for capital expenditures in fiscal 2020. Planned expenditures include the construction of a replacement store in Stroudsburg, Pennsylvania, one major remodel, expansion of ShopRite from Home, and various merchandising, technology, equipment and facility upgrades.

•	The Board’s current intention is to continue to pay quarterly dividends in 2020 at the most recent rate of $.25 per Class A and $.1625 per Class B share.

•
We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures, acquisition of Fairway and debt payments for the foreseeable future.

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

Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report. These include:

•
The Company operates in and around one of the epicenters of the COVID-19 health crisis with much of our trade area under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. The continuing impact on our business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including our ability to obtain products from our suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the impact of the COVID-19 health crisis may exacerbate other risks and uncertainties included herein and in the Company’s Annual Report on Form 10-K for the year ended July 27, 2019, which could have a material effect on the Company.

•
The Fairway acquisition involves a number of risks, uncertainties and challenges, including under-performance relative to our expectations, additional capital requirements, unforeseen expenses or delays, imprecise assumptions or our inability to achieve projected cost savings or other synergies, competitive factors in the marketplace and difficulties integrating the business, including merging company cultures, cultivating brand strategy, expansion of food production and conforming the acquired company's standards, processes, procedures and controls. Many of these potential circumstances are outside of our control and any of them could result in an adverse impact on our results of operations, financial condition and cash flows and the diversion of management time and resources.

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

•
The Company’s stores are concentrated in New Jersey, New York, Pennsylvania and Maryland. We are vulnerable to economic downturns in these states in addition to those that may affect the country as a whole. Economic conditions such as inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, unemployment rates and changing demographics may adversely affect our sales and profits.

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

Not applicable.

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

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020 but these remote working arrangements did not have a material effect on our internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 25, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2020 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 26, 2020 to February 22, 2020	—	$—	—	$5,435,665
February 23, 2020 to March 21, 2020	212,867	$19.45	116,103	$3,202,713
March 22, 2020 to April 25, 2020	—	$—	—	$3,202,713
Total	212,867	$—	116,103	$3,202,713

(1)	The reported periods conform to our fiscal calendar.
(2)     Includes (i) shares repurchased under two $5.0 million repurchase programs of the Company's Class A Common Stock authorized by the Board of Directors and announced on June 12, 2015 and September 13, 2019 and (ii) 96,764 shares surrendered to the Company to cover employee related taxes withheld on vested restricted stock.
(3)     Includes amount remaining under the programs described in (2). Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Village Super Market, Inc.
Registrant

Dated: June 4, 2020	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 4, 2020	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)