Form 10-K
period 2020-07-25
VILLAGE SUPER MARKET INC
filed 2020-10-08
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended July 25, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:   0-33360
VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

New Jersey		22-1576170
(State or other jurisdiction of incorporation or organization)		(I. R. S. Employer Identification No.)

733 Mountain Avenue, Springfield, New Jersey 07081
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (973) 467-2200

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, no par value	VLGEA	The NASDAQ Stock Market
(Title of Class)	(Trading Symbol)	(Name of exchange on which registered)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $186.7 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 25, 2020, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 7, 2020

Class A common stock, no par value	10,259,192 Shares
Class B common stock, no par value	4,293,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2020 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 11, 2020 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
PART I
(All dollar amounts are in thousands, except per share and per square foot data).

ITEM I.   BUSINESS

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  Village operates a chain of thirty ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village competes by using low pricing, providing a superior customer experience and a broad range of consistently available quality products, including store and own brands.

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets, a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets” for $73,622, net of cash acquired. Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. Like Village, Fairway traces its roots back to a neighborhood market over 80 years ago. Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. The PDC is a centralized commissary that promotes production efficiency, product quality and consistency in the bakery, prepared foods, meals to go and other perishable product categories. The Fairway acquisition expands our presence in New York City under an iconic city brand and provides Village the ability to expand centralized food production to support stores under all of our banners.

The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names.  This relationship provides Village many of the economies of scale in purchasing, distribution, own branded products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage. The ShopRite Price Plus preferred customer program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.

During fiscal 2020, sales per store were $53,284 and sales per average square foot of selling space were $1,275, excluding the acquired Fairway stores.  The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community.

Below is a summary of the range of store sizes at July 25, 2020:

Total Square Feet	Number of Stores

Greater than 60,000	17
50,001 to 60,000	9
40,001 to 50,000	5
20,000 to 40,000	4
Less than 20,000	3
Total	38

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an on-site bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies.  Our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings, including store prepared specialty foods for both take-home and in-store dining, in an area within the store that provides quick customer entry and exit.

Online grocery ordering for in-store pick up or home delivery through ShopRite from Home is available in twenty-six stores. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or the ShopRite app.  Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery through third party services is available in all Fairway and Gourmet Garage stores. In April 2020 we also added online ordering for home delivery through third party services in all ShopRite stores.

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

Product Categories
	2020	2019
Groceries	35.9%	35.9%
Dairy and Frozen	17.1	16.9
Produce	11.9	12.0
Meats	9.9	9.5
Non-Foods	7.9	8.2
Deli and Prepared Food	7.4	7.7
Pharmacy	3.8	4.2
Seafood	2.9	2.6
Bakery	2.1	2.2
Liquor	0.7	0.5
Other	0.4	0.3
	100%	100%

A variety of factors affect the profitability of each of the Company's stores, including competition, size, access and parking, lease terms, management supervision, and the strength of the applicable banner in the local community.  Village continually evaluates individual stores to determine if they should be closed, remodeled or replaced.

ACQUISITIONS, DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

Fiscal 2020

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets averaging 52,000 sq. ft. (30,000 selling sq. ft.), the PDC and the intellectual property of Fairway, including the names “Fairway” and “Fairway Markets.” Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. The acquisition was effectuated pursuant to the Asset Purchase Agreement (the "APA"), entered into on January 20, 2020, revised on March 25, 2020 and approved by the United States Bankruptcy Court for the Southern District of New York through a Sale Order entered on April 20, 2020. Village paid $73,622 for the Fairway assets, net of cash acquired, and assumed certain liabilities, consisting primarily of those arising from acquired leases. Additionally, at the time of closing Village received a $2,035 credit arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Asset Purchase Agreement. The credit was recognized as a reduction in operating and administrative expense in the fourth quarter of fiscal 2020.

Fiscal 2020 capital expenditures include costs associated with the opening of an 82,000 sq. ft. (52,000 selling sq. ft.) store in Stroudsburg, Pennsylvania that replaced our existing 53,000 sq. ft. store, expansion of ShopRite from Home, including the opening of an automated micro-fulfillment center in southern New Jersey, one major store remodel, several smaller remodels and equipment upgrades, including those in the integration of the Fairway acquisition.

Fiscal 2019

On June 24, 2019, Village acquired the assets and certain liabilities of Gourmet Garage for $5,267, net of cash acquired. Gourmet Garage operates three specialty markets averaging 11,000 sq. ft. (5,800 selling sq. ft.) in Manhattan, New York City.

Fiscal 2019 capital expenditures include costs associated with the beginning of construction of a replacement store in Stroudsburg, Pennsylvania, expanded self-checkout across most of our stores, several smaller remodels and small equipment purchases.

We have budgeted $35,000 for capital expenditures in fiscal 2021.  Planned expenditures include two major remodels, several smaller store remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.5% of Wakefern’s outstanding stock as of July 25, 2020.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 49 shareholder members operate 362 supermarkets and other retail formats, including 94 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite, Fairway and Gourmet Garage names and trademarks, and to participate in related advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 12.6% of ShopRite sales in fiscal 2020.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all television, radio and major newspaper advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, including shoprite.com, fairway.com, branded apps and other store services.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro and Breinigsville, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2020 and 2019.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite, The Fresh Grocer, Fairway, Gourmet Garage or Dearborn Market supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Wakefern does not prescribe geographical franchise areas to its members.  The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new units under the ShopRite, PriceRite, The Fresh Grocer, Fairway, Gourmet Garage or Dearborn Market names are, however, subject to the approval of Wakefern's Site Development Committee.  This committee is composed of persons who are not employees or members of Wakefern.  Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors.  Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $29,462 at July 25, 2020.  The total amount of debt outstanding from all capital pledges to Wakefern is $1,185 at July 25, 2020.  The maximum per store investment, which is currently $950, did not change in fiscal 2020.

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

LABOR

As of July 25, 2020, the Company employed approximately 8,713 persons with approximately 75% working part-time.  Approximately 90% of the Company’s employees are covered by collective bargaining agreements. Contracts with the

Company’s seven unions have expiration dates between March 2020 and May 2025.  Approximately 31% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused websites, shoprite.com, gourmetgarage.com and fairway.com, for interaction with customers and prospective employees.  This website is maintained by Wakefern for the benefit of all ShopRite supermarkets, and therefore does not contain any financial information related to the Company.

The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder.  In addition, electronic copies of these filings can be obtained at sec.gov.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 25, 2020, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center, and the micro-fulfillment center in southern New Jersey.  The remaining 32 stores (containing 1,679,000 square feet of total space), PDC and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Twenty-four of these leased stores are located in shopping centers or city storefronts and the remaining eight are freestanding stores. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

As of July 25, 2020, finance lease right-of-use assets of $13,753 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.

The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 25, 2020 was approximately $24,865. For additional information on lease obligations, see Note 7 to the consolidated financial statements.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.   LEGAL PROCEEDINGS

Superstorm Sandy devastated Village's trade area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. Wakefern, as the policy holder, has pursued recovery of uncollected insurance claims on behalf of all Wakefern members through litigation against the insurance carrier and others since October 2013. Litigation over this matter has ended and the Company received an additional $2,733 in the 4th quarter of fiscal 2020 which was recognized as a reduction in operating and administrative expense. Village previously recognized $415 as a reduction in operating and administrative expense in the first quarter of fiscal 2019, and has received a total of $6,730 related to losses incurred as a result of Superstorm Sandy.

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

2020	High	Low
4th Quarter	$27.72	$22.43
3rd Quarter	$24.58	$17.10
2nd Quarter	$28.40	$22.46
1st Quarter	$26.73	$24.26
2019	High	Low
4th Quarter	$29.82	$24.58
3rd Quarter	$31.58	$26.36
2nd Quarter	$28.37	$24.35
1st Quarter	$29.36	$23.94

As of October 1, 2020, there were approximately 282 holders of record of Class A common stock.

During fiscal 2020, Village paid cash dividends of $12,965.  Dividends in fiscal 2020 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2019, Village paid cash dividends of $12,890.  Dividends in fiscal 2019 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2016 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 25, 2020		July 27, 2019		July 28, 2018		July 29, 2017	July 30, 2016
Sales	$1,804,594		$1,643,502		$1,612,015		$1,604,574	$1,634,904
Net income	24,939	(1)	25,539	(2)	25,080	(3)	22,921	25,044	(4)
Net income as a % of sales	1.38%		1.55%		1.56%		1.43%	1.53%
Net income per share:
Class A common stock:
Basic	$1.93		$1.98		$1.95		$1.80	$1.98
Diluted	1.72		1.77		1.74		1.60	1.77
Class B common stock:
Basic	1.25		1.29		1.27		1.16	1.29
Diluted	1.25		1.29		1.27		1.16	1.29
Cash dividends per share:
Class A	1.00		1.00		1.00		1.00	1.00
Class B	0.65		0.65		0.65		0.65	0.65

At year-end
Total assets (5)	$915,546		$502,289		$481,590		$455,225	$450,254
Long-term debt (5)	396,181		47,725		48,186		42,646	43,561
Working capital	34,522		56,307		89,201		85,279	60,538
Shareholders’ equity	332,320		318,672		303,145		286,820	271,735
Book value per share	22.84		22.15		21.08		19.93	19.20

Other data
Same store sales trend (6)	5.3%		(0.5)%		0.2%		0.0%	1.4%
Total square feet	2,091,000		1,804,000		1,770,000		1,717,000	1,717,000
Average total sq. ft. per store	55,000		55,000		59,000		59,000	59,000
Selling square feet	1,529,000		1,401,000		1,384,000		1,353,000	1,353,000
Sales per average square foot of selling space (7)	$1,275		$1,186		$1,188		$1,186	$1,208
Number of stores	38		33		30		29	29
Sales per average number of stores (7)	$53,284		$54,715		$55,450		$55,330	$56,376
Capital expenditures and acquisitions	54,495		27,988		35,464		27,726	19,971

(1) Includes a $1,911 (net of tax) gain for Superstorm Sandy insurance proceeds received, an $854 (net of tax) gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020, a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, a $1,423 (net of tax) gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement, transaction costs incurred for the Fairway acquisition of $1,888 (net of tax), amortization of acquisition related inventory step-up of $355 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $1,160 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891

(net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax).
(2) Includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received, a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation and a non-cash pension charge related to pension settlement charges of $308 (net of tax).
(3) Includes a $3,300 reduction in deferred tax expense as a result of the Tax Cuts and Jobs Act, an $822 (net of tax) non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store.
(4) Includes estimated net income of $280 due to the fiscal year including a 53rd week and a $545 (net of tax) gain due to the recovery of insurance receivables related to Superstorm Sandy.
(5) On July 28, 2019, the Company adopted ASU 2016-02, “Leases.” The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities, included in long-term debt of $99,415 and $111,139, respectively, as of the date of adoption.
(6) New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2017 and 2016 excludes the impact of the 53rd week in fiscal 2016.
(7) Amounts for the year ended July 25, 2020 exclude the results of the Fairway stores acquired on May 14, 2020, amounts for the year ended July 27, 2019 exclude the results of the Gourmet Garage stores acquired on June 24, 2019. Amounts for the year ended July 28, 2018 exclude results of the store opened in the Bronx, New York on June 28, 2018.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2020
Sales	$407,402	$437,422	$458,292	$501,478	$1,804,594
Gross profit	113,546	117,947	129,901	145,081	506,475
Net income	2,567	2,005	11,138	9,229	24,939
Net income per share:
Class A common stock:
Basic	0.20	0.16	0.86	0.71	1.93
Diluted	0.18	0.14	0.77	0.63	1.72
Class B common stock:
Basic	0.13	0.10	0.56	0.46	1.25
Diluted	0.13	0.10	0.56	0.46	1.25

2019
Sales	$401,550	$428,128	$395,458	$418,366	$1,643,502
Gross profit	112,113	117,736	110,611	116,256	456,716
Net income	6,269	7,571	4,970	6,729	25,539
Net income per share:
Class A common stock:
Basic	0.49	0.59	0.39	0.52	1.98
Diluted	0.43	0.53	0.35	0.47	1.77
Class B common stock:
Basic	0.32	0.38	0.25	0.34	1.29
Diluted	0.32	0.38	0.25	0.34	1.29

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW

Village operates a chain of thirty ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets averaging 52,000 sq. ft. (30,000 selling sq. ft.), a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets” for $73,622, net of cash acquired. Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. Like Village, Fairway traces its roots back to a neighborhood market over 80 years ago. Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. The PDC is a centralized commissary that promotes production efficiency, product quality and consistency in the bakery, prepared foods, meals to go and other perishable product categories. The Fairway acquisition expands our presence in New York City under an iconic city brand and provides Village the ability to expand centralized food production to support stores under all of our banners.

On November 1, 2019, Village opened an 82,000 sq. ft. (52,000 selling sq. ft.) ShopRite in Stroudsburg, Pennsylvania and replaced our existing 53,000 sq. ft. store. On June 24, 2019, Village acquired the assets and certain liabilities of Gourmet Garage for $5,267. Gourmet Garage operates three specialty markets averaging 11,000 sq. ft. (5,800 selling sq. ft.) in Manhattan, New York City.

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

In November 2019, ShopRite launched the Bowl & Basket and Paperbird store brands. Bowl & Basket foods pair thoughtfully selected ingredients at a budget friendly price and Paperbird offers a line of newly designed household products.  More than 100 newly branded items, including packaged salads, salty snacks, cooking oils, bottled water and paper goods, were introduced in early November 2019. ShopRite expects to add nearly 3,500 Bowl & Basket foods and Paperbird household products through fiscal 2021. The introduction of Bowl & Basket and Paperbird follows the 2016 launch of ShopRite’s Wholesome Pantry brands, which include the Wholesome Pantry Organic line as well as a range of products free from 110 ingredients and artificial additives and preservatives.

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

Online grocery ordering for in-store pick up or home delivery through ShopRite from Home is available in twenty-six stores. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or the

ShopRite app.  Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery through third party services is available in all Fairway and Gourmet Garage stores. In April 2020 we also added online ordering for home delivery through third party services in all ShopRite stores.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2020 and 2019 contain 52 weeks.

COVID-19

The Company was significantly impacted by the COVID-19 outbreak as it operates in and around one of the early U.S. epicenters of the health crisis with much of our trade area under stay-at-home orders from mid-March 2020 through June 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate.

Safety. Our first priority has and will continue to be the safety of our associates and our customers. We implemented enhanced sanitation programs, including hourly cleaning of high touch point areas throughout our stores, nightly deep cleaning and bi-weekly disinfectant fogging in every store, reduced store hours to allow appropriate time for cleaning, limited the number of customers allowed in each store at a time, reduced service department offerings including the sale of bulk self-service merchandise and closure of in-store restaurants and dining areas, a personal protective equipment program, required temperature checks for associates and installation of Plexiglas shields, floor markers and additional signage in high traffic areas to signify six-foot distances to encourage proper social distancing.

Associate Support. We paid temporary wage premiums up to $2 per hour above the standard wage rate for hourly front-line associates and weekly premiums for salaried front-line associates from March 22nd through August 3rd, provided Emergency Paid Leave to associates affected by COVID-19, supplied meals to our associates on duty through our Feeding Our Village Heroes Program, expanded remote work capabilities, limited travel of regional supervision teams, created a centralized call center and real-time alert text communication platform.

Responding to the needs of our Customers and Communities. Expanded digital capabilities, including expansion of stores offering ShopRite from Home, expanded the ShopRite Order Express app to provide pre-ordering capabilities in the deli and other areas, contactless pickup, prescription drug pickup and delivery, launched partnerships with online grocery picking and delivery services to better support our customers increased demand for these services, expanded mobile scan to an additional 10 stores, donated and supplied masks to local hospitals and reserved the first hour of business each day for elderly and at-risk customers.

Village incurred incremental operating expenses of over $13,500 in the second half of fiscal 2020 for these programs and initiatives implemented to support and protect our associates, customers and the communities we serve.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	July 25, 2020	July 27, 2019
Sales	100.00%	100.00%
Cost of sales	71.93%	72.21%
Gross profit	28.07%	27.79%
Operating and administrative expense	24.65%	24.02%
Depreciation and amortization	1.74%	1.66%
Operating income	1.68%	2.11%
Interest expense	(0.14)%	(0.27)%
Interest income	0.22%	0.32%
Income before income taxes	1.76%	2.16%
Income taxes	0.38%	0.61%
Net income	1.38%	1.55%

SALES

Sales were $1,804,594 in fiscal 2020, an increase of $161,092, or 9.8% from fiscal 2019. Sales increased due to the Fairway acquisition completed on May 14, 2020, the opening of the Stroudsburg replacement store on November 1, 2019, the Gourmet Garage acquisition on June 24, 2019 and a same store sales increase of 5.3%. Same store sales increased due primarily to increased customer demand across most stores due to the impact of the COVID-19 pandemic, most significantly in March where sales reached unprecedented levels. Following the outbreak, average basket sizes increased and transaction counts decreased as customers consolidated shopping trips. Digital sales growth accelerated through both ShopRite from Home and partnerships with online grocery picking and delivery services, increasing 83% in fiscal 2020 compared to fiscal 2019. Sales in Gourmet Garage and Fairway have declined significantly compared to historical levels due primarily to population migration out of Manhattan during the pandemic.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT

Gross profit as a percentage of sales increased .28% in fiscal 2020 compared to fiscal 2019 due primarily to higher margins associated with the acquisitions of Gourmet Garage and Fairway, net of amortization of the acquisition related inventory step-up (.03%). Excluding the impact of acquired stores, gross profit as a percentage of sales decreased .23% due primarily to decreased departmental gross margin percentages (.31%), decreased patronage dividends and rebates received from Wakefern (.08%) and an unfavorable change in product mix (.12%) partially offset by lower promotional spending (.15%) and increased leverage on warehouse assessment charges from Wakefern (.13%).

Departmental gross profits, excluding the impact of acquired stores, decreased in fiscal 2020 compared to fiscal 2019 due primarily to price investments, including ShopRite's Right Price Promise pricing strategy introduced in October 2019, a commitment to everyday low prices on the items customers purchase most frequently. Departmental gross profits also decreased as pharmacy margins declined due primarily to continued downward pressure on prescription reimbursement rates from third party providers. Both product mix and departmental gross margin percentages were also impacted by limitations in service departments and product availability as a result of the COVID-19 pandemic in the second half of the year.

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased .63% in fiscal 2020 compared to fiscal 2019. Fiscal 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 (.07%), a gain for Superstorm Sandy insurance proceeds received (.15%), a gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement (.11)%, transaction costs incurred for the Fairway acquisition (.15%), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.09%) (see note 9 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.07%), store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store (.04%) and lease costs reclassified from depreciation and amortization and interest expense to operating and administrative expense (.14%) as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements). Fiscal 2019 includes a gain for Superstorm Sandy insurance proceeds received (.03%) and pension settlement charges (.03%). Excluding these items from both periods, operating and administrative expense as a percentage of sales increased .47% in fiscal 2020 compared to fiscal 2019 due primarily to incremental costs related to COVID-19, including enhanced wages and benefits and expanded safety and sanitation protocols (.76%), increased occupancy costs due primarily to the acquisitions of Fairway and Gourmet Garage (.33%) partially offset by reduced workers compensation expense (.23)% and increased leverage from higher sales.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $31,358 and $27,290 in fiscal 2020 and 2019, respectively. Depreciation and amortization expense increased in fiscal 2020 compared to the prior year due to depreciation related to acquisitions of Fairway and Gourmet Garage and capital expenditures.

INTEREST EXPENSE

Interest expense was $2,611 and $4,436 in fiscal 2020 and 2019, respectively. Interest expense decreased in fiscal 2020 compared to fiscal 2019 due to lease costs reclassified to operating and administrative expenses as a result of the adoption of ASU 2016-02, “Leases” (see note 1 to the consolidated financial statements) partially offset by interest expense related to the credit agreement entered into on May 6, 2020 (see note 4 to the consolidated financial statements).

INTEREST INCOME

Interest income was $4,060 and $5,283 in fiscal 2020 and 2019, respectively. Interest income decreased in fiscal 2020 compared to fiscal 2019 due primarily to lower amounts invested in demand deposits at Wakefern and lower interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 21.4% and 28.1% in fiscal 2020 and 2019, respectively.

Fiscal 2020 includes a $2,512 benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate and fiscal 2019 includes a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation. Excluding the impact of these adjustments, the effective income tax rate was 29.3% and 30.3% in fiscal 2020 and 2019, respectively. The reduction in the effective tax rate in fiscal 2020 is due to increased work opportunity tax credits.

NET INCOME

Net income was $24,939 in fiscal 2020 compared to $25,539 in fiscal 2019.  Fiscal 2020 includes a $1,911 (net of tax) gain for Superstorm Sandy insurance proceeds received, an $854 (net of tax) gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020, a $2,512 benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, a $1,423 (net of tax) gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement, transaction costs incurred for the Fairway acquisition of $1,888 (net of tax), amortization of acquisition related inventory step-up of $355 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $1,160 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax). Fiscal 2019 includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received, a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation and pension settlement charges of $302 (net of tax). Excluding these items from both periods, net income decreased 8% in fiscal 2020 compared to the prior year.

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

Goodwill is tested for impairment at the end of each fiscal year, or more frequently if circumstances dictate. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 25, 2020. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $11,204 and $11,908 at July 25, 2020 and July 27, 2019, respectively.

BUSINESS COMBINATIONS

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically determine the fair value based on the discounted cash flow model, specifically the relief from royalty method for intangible assets related to a trade name. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future revenues, cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.

PENSION PLANS

The determination of the Company’s obligation and expense for Company-sponsored pension plans is dependent, in part, on Village’s selection of assumptions used by actuaries in calculating those amounts. These assumptions are described in Note 9 to the consolidated financial statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increase in compensation costs. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company’s assumptions may materially affect cash flows, pension obligations and future expense.

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 25, 2020 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 2.26% at July 25, 2020 compared to 3.41% at July 27, 2019. Changes in the discount rate and updated assumptions on mortality tables and improvement scales resulted in a net increase in the projected benefit obligation by approximately $12,599 at July 25, 2020. Village evaluated the expected increase in compensation costs of 4.50% and concluded no changes in this assumption was necessary in estimating pension plan obligations and expense. In fiscal 2018, the Company transitioned to a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases.  Based on the Company’s LDI strategy, the Company assumed a weighted-average assumed long-term rate of return on plan assets of 4.82% in fiscal 2020.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$10,917	$(14,342)	$274	$(949)
Expected return on assets	+ / - 1.0%	$—	—	$688	$(688)

Village made no contributions in fiscal 2020 and $5,009 in fiscal 2019 to these Company-sponsored pension plans. Village expects contributions to its defined benefit pension plans to be immaterial in fiscal 2021. The 2019 contributions include $2,178 in benefit payments related to the unfunded, non-qualified supplemental benefit plan. Substantially all other contributions in 2019 were voluntary contributions.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the consolidated financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $83,948 in fiscal 2020 compared to $55,788 in fiscal 2019. Net cash provided by operating activities was generated primarily by changes in working capital and net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes, loss on pension settlements, the provision to value inventories at LIFO and the gain on sale of prescription lists and property, equipment and fixtures.

Working capital changes, including other assets and other liabilities, increased net cash provided by operating activities by $11,711 in fiscal 2020 compared to $1,127 in fiscal 2019. This change in impact of working capital is due primarily to higher accounts payable to Wakefern due to higher inventory turnover, changes in timing of payments of accounts payable and accrued expenses, increased accrued wages and benefits and a reduction in patronage dividend receivable partially offset by changes in timing of income tax payments.

During fiscal 2020, Village used cash to fund capital expenditures of $54,495, dividends of $12,965, treasury stock purchases of $4,389 and additional investments of $2,800 in notes receivable from Wakefern, net of proceeds received on matured notes. The $73,622 purchase price for the Fairway acquisition was funded by $50,000 drawn on the Company’s unsecured revolving line of credit and a $25,500 unsecured term loan pursuant to the Company's Credit Facility. Capital expenditures include costs associated with the opening of an 82,000 sq. ft. (52,000 selling sq. ft.) store in Stroudsburg, Pennsylvania that replaced our existing 53,000 sq. ft. store, expansion of ShopRite from Home, including the opening of an automated micro-fulfillment center in southern New Jersey, one major store remodel, several smaller remodels and equipment upgrades, including those in the integration of the Fairway acquisition.

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

LIQUIDITY and DEBT

Working capital was $34,522 and $56,307 at July 25, 2020 and July 27, 2019, respectively. Working capital ratios at the same dates were 1.21 and 1.50 to one, respectively. The decrease in working capital in fiscal 2020 compared to fiscal 2019 is due primarily to recognition of current operating lease obligations as a result of the adoption of ASU 2016-02, “Leases” and the current portion of long-term debt issued in conjunction with the Fairway acquisition. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

We have budgeted $35,000 for capital expenditures in fiscal 2021.  Planned expenditures include two major remodels, several smaller store remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2021 are expected to be cash and cash equivalents on hand at July 25, 2020 and operating cash flow generated in fiscal 2021.

At July 25, 2020, the Company held variable rate notes receivable due from Wakefern of $26,130 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $26,878 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 25, 2020, Village had demand deposits invested at Wakefern in the amount of $76,259. These deposits earn overnight money market rates.

Village had an unsecured revolving credit agreement dated November 9, 2017 providing a maximum amount available for borrowing of $25,000. The credit agreement provided for up to $3,000 of letters of credit, which secured obligations for construction performance guarantees to municipalities. There were no amounts outstanding at July 27, 2019 under the facility.

On May 6, 2020, Village entered into a credit agreement (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”) that supersedes in its entirety the prior credit agreement with Wells Fargo dated November 9, 2017. The principal purpose of the Credit Facility is to finance general corporate and working capital requirements and Village’s acquisition of certain Fairway assets. Among other things, the Credit Facility provides for a maximum loan amount of $150,500 as further set forth below:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $125,000. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.10% and expires on May 6, 2025.

•An unsecured term loan with a maximum loan amount of $25,500. On May 12, 2020, Village executed a $25,500 term note, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable LIBOR rate plus 1.35%. Additionally, Village executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .41% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.76% on the term note.

•The ability to convert up to $50,000 of the revolving line of credit to a secured converted term loan, which shall reduce the maximum amount available for borrowing under the revolving line of credit. On September 1, 2020, Village converted $50,000 of its revolving line of credit to a secured converted term loan. The conversion reduced the maximum amount available for borrowing under the revolving line of credit from $125,000 to $75,000. The term loan bears interest at the applicable LIBOR rate plus 1.50% and is repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. Additionally, Village previously executed a forward interest rate swap, effective on the conversion date, for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .69% per annum for 15 years, resulting in a fixed effective interest rate of 2.19% on the converted term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 25, 2020), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 25, 2020. As of July 25, 2020, $67,664 remained available under the unsecured revolving line of credit.

During fiscal 2020, Village paid cash dividends of $12,965.  Dividends in fiscal 2020 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2019, Village paid cash dividends of $12,890.  Dividends in fiscal 2019 consist of $1.00 per Class A common share and $.65 per Class B common share.

OUTLOOK

This annual report contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available. Such statements relate to, for example: economic conditions; uninsured losses; expected pension plan contributions; projected capital expenditures; expected dividend payments; cash flow requirements; inflation expectations; public health conditions; and legal matters; and are indicated by words such as “will,” “expect,” “should,” “intend,” “anticipates,” “believes” and similar words or phrases. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

•We estimate that same store sales trends will be flat to slightly down in fiscal 2021 with positive trends in the first half of the year being offset by negative trends in the second half of the year as we recycle the impact of the COVID-19 health crisis.
•Excluding the impact of acquired stores, we expect decreased gross profit margins due to continued investments in retail pricing through the Right Price Promise commitment to everyday low pricing on the items customers purchase most frequently that was introduced in October 2019.
•We have budgeted $35,000 for capital expenditures in fiscal 2021.  Planned expenditures include two major remodels, several smaller store remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.
•The Board’s current intention is to continue to pay quarterly dividends in 2021 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2021 to be in the range of 30.5% - 31.5%.
•We expect approximately $1,400 of net periodic pension costs in fiscal 2021 related to the three Company sponsored defined benefit pension plans. The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2021.
Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report. These include:

•The Company operates in and around one of the epicenters of the COVID-19 health crisis with much of our trade area under stay-at-home orders from mid-March 2020 through June 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. The continuing impact on our business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the impact of the COVID-19 health crisis may exacerbate other risks and uncertainties included herein, which could have a material effect on the Company.

•The Fairway acquisition involves a number of risks, uncertainties and challenges, including under-performance relative to our expectations, additional capital requirements, unforeseen expenses or delays, imprecise assumptions or our inability to achieve projected cost savings or other synergies, competitive factors in the marketplace and difficulties integrating the business, including merging company cultures, cultivating brand strategy, expansion of food production and conforming the acquired company's technology, standards, processes, procedures and controls. Sales and operating profits in the 4th quarter of fiscal 2020 have underperformed compared to projected amounts due primarily to population migration out of Manhattan during the COVID-19 pandemic. Many of these potential circumstances are outside of our control and any of them could result in an adverse impact on our results of operations, financial condition and cash flows and the diversion of management time and resources.
•The supermarket business is highly competitive and characterized by narrow profit margins.  Results of operations may be materially adversely impacted by competitive pricing and promotional programs, industry consolidation and competitor store openings.  Village competes directly with multiple retail formats both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
•The Company’s stores are concentrated in New Jersey, New York, Pennsylvania and Maryland. We are vulnerable to economic downturns in these states in addition to those that may affect the country as a whole. Economic conditions such as inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, unemployment rates, disturbances due to social unrest and changing demographics may adversely affect our sales and profits.
•Village purchases substantially all of its merchandise from Wakefern. In addition, Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Further, Village receives patronage dividends and other product incentives from Wakefern and also has demand deposits and notes receivable due from Wakefern.

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
•Approximately 90% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.
•The Company could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain.  The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.
•Certain of the multi-employer plans to which we contribute are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, the benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, withdrawals by other participating employers and the actual return on assets held in the plans, among other factors.
•The Company uses a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile, general liability, property, director and officers’ liability, and certain employee health care benefits. Any projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and insolvency of insurance carriers could all affect our financial condition, results of operations, or cash flows.

•Our long-lived assets, primarily store property, equipment and fixtures, are subject to periodic testing for impairment. Failure of our asset groups to achieve sufficient levels of cash flow could result in impairment charges on long-lived assets.
•Our effective tax rate may be impacted by the results of tax examinations and changes in tax laws.
•Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes.  These information systems are subject to damage or interruption from power outages, computer or telecommunications failures, computer viruses and related malicious software, catastrophic weather events, or human error.  Any material interruption of our or Wakefern’s information systems could have a material adverse impact on our results of operations.
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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 25, 2020, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,185. The maximum per store investment is currently $950. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

At July 25, 2020, the Company held variable rate notes receivable due from Wakefern of $26,130 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $26,878 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 25, 2020, Village had demand deposits invested at Wakefern in the amount of $76,259. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,355 in both fiscal 2020 and 2019, and aggregate lease obligations of $3,521 at July 25, 2020. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688 in both fiscal 2020 and 2019, and has a related lease obligation of $3,772 at July 25, 2020. This lease expires in fiscal 2021 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,556 and $1,455 in fiscal 2020 and 2019, respectively, and has aggregate lease obligations of $13,179 at July 25, 2020 related to these leases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	July 25, 2020	July 27, 2019
ASSETS
Current Assets
Cash and cash equivalents	$111,681	$101,121
Merchandise inventories	42,135	38,503
Patronage dividend receivable	11,204	11,908
Income taxes receivable	12,801	43
Other current assets	19,499	17,206
Total current assets	197,320	168,781
Property, equipment and fixtures, net	269,741	224,890
Operating lease assets	309,756	—
Notes receivable from Wakefern	53,008	50,208
Investment in Wakefern	29,462	28,644
Goodwill	24,190	12,650
Other assets	32,069	17,116

Total assets	$915,546	$502,289
LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Operating lease obligations	$19,121	$—
Finance lease obligations	466	1,022
Notes payable to Wakefern	303	43
Current portion of debt	6,421	—
Accounts payable to Wakefern	83,045	66,130
Accounts payable and accrued expenses	29,793	23,950
Accrued wages and benefits	23,649	20,259
Income taxes payable	—	1,070
Total current liabilities	162,798	112,474
Long-term debt
Operating lease obligations	298,027	—
Finance lease obligations	23,078	40,753
Notes payable to Wakefern	882	803
Long-term debt	74,194	6,169
Total long-term debt	396,181	47,725
Pension liabilities	6,166	4,759
Other liabilities	18,081	18,659
Commitments and Contingencies (Notes 3, 4, 5, 6, 7, 9 and 11)
Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,985 shares at July 25, 2020 and 10,593 shares at July 27, 2019	68,072	65,114
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at July 25, 2020 and July 27, 2019	697	697
Retained earnings	286,241	270,753
Accumulated other comprehensive loss	(8,751)	(8,342)
Less treasury stock, Class A, at cost: 726 shares at July 25, 2020 and 502 shares at July 27, 2019	(13,939)	(9,550)
Total shareholders’ equity	332,320	318,672
Total liabilities and shareholders' equity	$915,546	$502,289
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
	Years ended
	July 25, 2020	July 27, 2019

Sales	$1,804,594	$1,643,502
Cost of sales	1,298,119	1,186,786

Gross profit	506,475	456,716

Operating and administrative expense	444,833	394,750
Depreciation and amortization	31,358	27,290

Operating income	30,284	34,676

Interest expense	(2,611)	(4,436)
Interest income	4,060	5,283

Income before income taxes	31,733	35,523
Income taxes	6,794	9,984

Net income	$24,939	$25,539

Net income per share:
Class A common stock:
Basic	$1.93	$1.98
Diluted	$1.72	$1.77

Class B common stock:
Basic	$1.25	$1.29
Diluted	$1.25	$1.29

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Years ended
	July 25, 2020	July 27, 2019

Net income	$24,939	$25,539

Other comprehensive income (loss):
Unrealized losses on interest rate swaps, net of tax (1)	(659)	—
Amortization of pension actuarial loss, net of tax (2)	397	423
Pension remeasurement, net of tax (3)	(1,307)	(888)
Pension settlement loss, net of tax (4)	1,160	308
Total other comprehensive loss	(409)	(157)

Comprehensive income	$24,530	$25,382

(1)Amount is net of tax of $262 for 2020.
(2)Amounts are net of tax of $158 and $182 for 2020 and 2019, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $536 and $384 for 2020 and 2019, respectively.
(4)Amounts are net of tax of $444 and $133 for 2020 and 2019, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 25, 2020 and July 27, 2019
						Accumulated Other Comprehensive Loss			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 28, 2018	10,575	$61,678	4,304	$699	$258,104	$(8,185)	496	$(9,151)	$303,145
Net income	—	—	—	—	25,539	—	—	—	25,539
Other comprehensive loss, net of tax of $69	—	—	—	—	—	(157)	—	—	(157)
Dividends	—	—	—	—	(12,890)	—	—	—	(12,890)
Exercise of stock options	—	336	—	—	—	—	(36)	671	1,007
Treasury stock purchases	—	—	—	—	—	—	42	(1,070)	(1,070)
Restricted shares forfeited	(15)	(247)	—	—	—	—	—	—	(247)
Share-based compensation expense	23	3,345	—	—	—	—	—	—	3,345
Conversion of Class B shares to Class A shares	10	2	(10)	(2)	—	—	—	—	—
Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672
Net income	—	—	—	—	24,939	—	—	—	24,939
Other comprehensive loss, net of tax of $196	—	—	—	—	—	(409)	—	—	(409)
Dividends	—	—	—	—	(12,965)	—	—	—	(12,965)
Treasury stock purchases	—	—	—	—	—	—	224	(4,389)	(4,389)
Restricted shares forfeited	(20)	(208)	—	—	—	—	—	—	(208)
Share-based compensation expense	412	3,166	—	—	—	—	—	—	3,166
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—	—	—	—	3,514	—	—	—	3,514
Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 25, 2020	July 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,939	$25,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,701	27,290
Non-cash share-based compensation	2,958	3,098
Loss on pension settlements	1,604	441
Deferred taxes	11,190	(1,883)
Provision to value inventories at LIFO	589	278
Amortization of business acquisition inventory step-up	508	—
Gain on sale of prescription lists and property, equipment and fixtures	(1,252)	(102)

Changes in assets and liabilities:
Merchandise inventories	661	1,196
Patronage dividend receivable	704	29
Accounts payable to Wakefern	18,866	4,332
Accounts payable and accrued expenses	6,210	(2,430)
Accrued wages and benefits	2,767	1,639
Income taxes receivable / payable	(13,828)	(241)
Other assets and liabilities	(3,669)	(3,398)

Net cash provided by operating activities	83,948	55,788

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(54,495)	(27,988)
Proceeds from the sale of assets	1,261	102
Investment in notes receivable from Wakefern	(2,800)	(28,064)
Maturity of notes receivable from Wakefern	—	24,937
Business acquisitions, net of cash acquired	(73,622)	(5,267)

Net cash used in investing activities	(129,656)	(36,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	1,007
Excess tax benefit related to share-based compensation	—	34
Proceeds from issuance of long-term debt	25,500	—
Principal payments of long-term debt	(1,666)	(1,576)
Proceeds from revolving line of credit	61,915	—
Payments on revolving line of credit	(11,915)	—
Debt issuance costs	(212)	—
Dividends	(12,965)	(12,890)
Treasury stock purchases, including shares surrendered for withholding taxes	(4,389)	(1,070)

Net cash provided by (used in) financing activities	56,268	(14,495)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,560	5,013

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	101,121	96,108

CASH AND CASH EQUIVALENTS, END OF YEAR	$111,681	$101,121

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,611	$4,436
Income taxes	9,432	12,074

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$382	$891
Capital expenditures included in accounts payable and accrued expenses	5,050	7,372
 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data).

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 35 supermarkets under the ShopRite and Fairway names in New Jersey, Maryland, New York and eastern Pennsylvania and three specialty markets under the Gourmet Garage name in New York City. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names.  This relationship provides Village many of the economies of scale in purchasing, distribution, store and own branded products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2020 and 2019 contain 52 weeks.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, pension accounting assumptions, accounting for contingencies, accounting for derivative instruments and hedging activities, purchase accounting and the impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Revenue is recognized at the point of sale to the customer, including Pharmacy sales. Digital channel sales are recognized either upon pickup in-store or upon delivery to the customer, including any related service revenues. Sales tax is excluded from revenue.

Discounts provided to customers through ShopRite coupons and loyalty programs are recognized as a reduction of sales as products are sold. Discounts provided by vendors are not recognized as a reduction in sales. Rather, the Company records a receivable from the vendor for the difference in sales price and payment received from the customer.

The Company does not recognize revenue when it sells gift cards redeemable at Wakefern member stores. Payment collected from customers for sale of these gift card is passed on to Wakefern as they can be redeemed at other locations, including those operated by Wakefern or other Wakefern members. Revenue is recognized and a receivable from Wakefern is recorded when a customer redeems these gift cards to purchase products or services.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 25, 2020		July 27, 2019
	Amount	%	Amount	%
Center Store (1)	$1,111,751	61.6%	$1,011,232	61.5%
Fresh (2)	616,271	34.2%	558,245	34.0%
Pharmacy	68,508	3.8%	69,404	4.2%
Other (3)	8,064	0.4%	4,621	0.3%

Total Sales	$1,804,594	100.0%	$1,643,502	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees, gift card and lottery commissions and wholesale sales.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $11,535 and $8,061 at July 25, 2020 and July 27, 2019, respectively. Included in cash and cash equivalents at July 25, 2020 and July 27, 2019 are $76,259 and $73,879, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 63% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $15,101 and $14,512 higher than reported in fiscal 2020 and 2019, respectively. All other inventories are stated at the lower of FIFO cost or market.

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

The Company’s 20%-50% investments in certain real estate partnerships are accounted for under the equity method. One of these partnerships is a variable interest entity which does not require consolidation as Village is not the primary beneficiary (see Note 7).

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

	52 Weeks Ended
Consolidated Statement of Operations Classification	July 25, 2020	July 27, 2019
Operating and administrative expense	$2,708	$—

Depreciation and amortization	—	396
Interest expense	—	2,145

	$2,708	$2,541
The adoption of this standard also resulted in a change in naming convention for leases classified historically as capital leases to finance leases. The adoption of the new standard did not have a material impact on the consolidated statement of cash flows. Additional information on leases is provided in Note 7.
Advertising

Advertising costs are expensed as incurred. Advertising expense was $10,904 and $11,705 in fiscal 2020 and 2019, respectively.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. The Company records changes in the fair value of its interest rate swap contracts to Accumulated other comprehensive loss, net of taxes, as the Company has elected to designate its swaps as cash flow hedges and apply hedge accounting when the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Additional information on derivative and hedging activities is provided in Note 5.

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

Long-lived assets

The Company reviews long-lived assets, such as property, equipment and fixtures and operating lease assets on an individual store basis for impairment when circumstances indicate the carrying amount of an asset group may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived assets to their carrying value.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2020		2019
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$18,857	$5,363	$19,341	$5,538
Conversion of Class B to Class A shares	5,363	—	5,538	—
Effect of share-based compensation on allocated net income	—	—	—	(1)
Net income allocated, diluted	$24,220	$5,363	$24,879	$5,537

Denominator:
Weighted average shares outstanding, basic	9,794	4,294	9,747	4,296
Conversion of Class B to Class A shares	4,294	—	4,296	—
Dilutive effect of share-based compensation	—	—	—	—
Weighted average shares outstanding, diluted	14,088	4,294	14,043	4,296

Net income per share is as follows:

	2020		2019
	Class A	Class B	Class A	Class B
Basic	$1.93	$1.25	$1.98	$1.29
Diluted	$1.72	$1.25	$1.77	$1.29

Outstanding stock options to purchase Class A shares of 154 and 241 were excluded from the calculation of diluted net income per share at July 25, 2020 and July 27, 2019, respectively, as a result of their anti-dilutive effect. In addition, 413 and 323 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 25, 2020 and July 27, 2019, respectively, due to their anti-dilutive effect.

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
NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 25, 2020	July 27, 2019
Land and buildings	$101,099	$109,707
Store fixtures and equipment	321,746	290,916
Leasehold improvements	174,198	124,812
Leased property under finance leases	25,211	25,211
Construction in progress	4,777	10,453
Vehicles	4,369	4,395

Total property, equipment and fixtures	631,400	565,494
Accumulated depreciation	(350,201)	(330,094)
Accumulated amortization of property under finance leases	(11,458)	(10,510)

Property, equipment and fixtures, net	$269,741	$224,890

Amortization of leased property under finance leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.5% of the outstanding shares of Wakefern at July 25, 2020. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2020 and 2019. The Company also has an investment of approximately 7.8% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 25, 2020, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $1,185. Installment payments are due as follows: 2021 - $303; 2022 - $353; 2023 - $188; 2024 - $154; 2025 - $154; and $33 thereafter. The maximum per store investment, which is currently $950, did not change in fiscal 2020. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $33,151 and $31,412 in fiscal 2020 and 2019, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $33,303 and $33,581 from Wakefern in fiscal 2020 and 2019, respectively, for these services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.

At July 25, 2020, the Company held variable rate notes receivable due from Wakefern of $26,130 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $26,878 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $24,937 of the proceeds received from the notes that matured on February 15, 2019 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 25, 2020, the Company had demand deposits invested at Wakefern in the amount of $76,259. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $3,992 and $5,215 in fiscal 2020 and 2019, respectively.

NOTE 4 — DEBT

Long-term debt consists of:

	July 25, 2020	July 27, 2019
Unsecured revolving line of credit	$50,000	$—
Unsecured term loan	24,694	—
New Market Tax Credit Financing	5,921	6,169

Total debt, excluding obligations under leases	80,615	6,169
Less current portion	6,421	—

Total long-term debt, excluding obligations under leases	$74,194	$6,169

Credit Facility

On May 6, 2020, Village entered into a credit agreement (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”) that supersedes in its entirety the prior credit agreement with Wells Fargo dated November 9,

2017. The principal purpose of the Credit Facility is to finance general corporate and working capital requirements and Village’s acquisition of certain Fairway assets. Among other things, the Credit Facility provides for a maximum loan amount of $150,500 as further set forth below:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $125,000. Indebtedness under this agreement bears interest at the applicable LIBOR rate plus 1.10% and expires on May 6, 2025.

•An unsecured term loan with a maximum loan amount of $25,500. On May 12, 2020, Village executed a $25,500 term note, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable LIBOR rate plus 1.35%. Additionally, Village executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .41% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.76% on the term note.

•The ability to convert up to $50,000 of the revolving line of credit to a secured converted term loan, which shall reduce the maximum amount available for borrowing under the revolving line of credit. On September 1, 2020, Village converted $50,000 of its revolving line of credit to a secured converted term loan. The conversion reduced the maximum amount available for borrowing under the revolving line of credit from $125,000 to $75,000. The term loan bears interest at the applicable LIBOR rate plus 1.50% and is repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. Additionally, Village previously executed a forward interest rate swap, effective on the conversion date, for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .69% per annum for 15 years, resulting in a fixed effective interest rate of 2.19% on the converted term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 25, 2020), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 25, 2020.

The carrying values of the Company’s long-term debt related to the Company's Credit Facility approximate their fair value as interest is charged at variable market rates. The estimated fair values of the Company's long-term debt are based on Level 2 inputs.

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

NOTE 5 — DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk arising from fluctuations in LIBOR related to the Company’s Credit Facility. The Company manages exposure to this risk and the variability of related cash flows primarily by the use of derivative financial instruments, specifically, interest rate swaps.

The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In 2020, the Company executed two interest rate swaps with an aggregate notional value of $75,500 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in LIBOR. The swaps replaced the applicable LIBOR with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $12 from Accumulated other comprehensive loss to Interest expense during fiscal 2020.

The notional value of the interest rate swaps were $74,893 as of July 25, 2020. The fair value of interest rate swaps recorded in other liabilities is $921 as of July 25, 2020.

The fair values of the Company’s interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are:

	2020	2019
Federal:
Current	$(8,023)	$7,669
Deferred	10,846	(1,149)

State:
Current	3,627	4,198
Deferred	344	(734)

	$6,794	$9,984

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 25, 2020	July 27, 2019
Deferred tax assets:
Lease liabilities	$98,149	$11,118
Tax credit carryforward	508	—
Compensation related costs	2,945	4,750
Pension costs	1,881	1,474
Other	752	406

Total deferred tax assets	104,235	17,748

Deferred tax liabilities:
Tax over book depreciation	23,626	13,481
Lease assets	92,021	3,302
Patronage dividend receivable	3,133	3,270
Investment in partnerships	1,076	1,034
Other	178	123

Total deferred tax liabilities	120,034	21,210

Net deferred tax liability	$(15,799)	$(3,462)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 25, 2020 and July 27, 2019:

	2020	2019
Other assets	702	1,406
Other liabilities	(16,501)	(4,868)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 25, 2020 and July 27, 2019.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	9.9%	9.8%
Settlement of tax audits	—%	(2.2)%
Federal net operating loss carryback	(7.9)%	—%
Other	(1.6)%	(0.5)%

Effective income tax rate	21.4%	28.1%

Fiscal 2020 includes a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate. In June 2019, the Company reached an agreement with the New Jersey Division of Taxation to settle an audit of fiscal years 2011 through 2015 for all applicable entities and fiscal years 2000 through 2014 related to a settlement agreement reached in February 2015 regarding nexus of certain subsidiaries. The Company recorded an income tax benefit of $777, net of federal taxes, in fiscal 2019 related to the settlement and to reverse remaining unrecognized tax benefits and related interest and penalties in excess of the settlement.

The New Jersey Department of Treasury is currently auditing the fiscal 2016 through 2018 tax years for all applicable entities. The Company is open to examination by the remaining relevant tax authorities with varying statutes of limitations, generally ranging from three to four years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2020	2019
Balance at beginning of year	$—	$648
Reductions based on settlement of tax audits	—	(648)

Balance at end of year	$—	$—

The Company recognizes interest and penalties on income taxes in income tax expense. The Company recognized a benefit of $242 in fiscal 2019 related to interest and penalties on income taxes.

NOTE 7 — LEASES

Description of leasing arrangements

The Company leases 33 retail stores, as well as a production distribution center (the "PDC"), the corporate headquarters and equipment at July 25, 2020. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

The composition of total lease cost is as follows:

		Years ended
	Consolidated Statement of Operations Classification	July 25, 2020
Operating lease cost	Operating and administrative expense	$22,911
Finance lease cost
Amortization of leased assets	Depreciation and amortization	947
Interest on lease liabilities	Interest expense	2,059
Variable lease cost	Operating and administrative expense	16,473

Total lease cost		$42,390

As of July 25, 2020, finance lease right-of-use assets of $13,753 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, are as follows as of July 25, 2020:

	Operating leases	Finance leases	Total
2021	$34,103	$2,689	$36,792
2022	35,555	2,689	38,244
2023	35,186	2,689	37,875
2024	33,298	2,689	35,987
2025	31,950	2,820	34,770
Thereafter	242,775	29,081	271,856
Total lease payments	412,867	42,657	455,524
Less amount representing interest	95,719	19,113	114,832

Present value of lease liabilities	$317,148	$23,544	$340,692

The Company has approximately $16,671 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 25, 2020.

For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate as the discount rate implicit within its leases is generally not determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease. As of July 25, 2020, the Company's lease terms and discount rates are as follows:

July 25, 2020
Weighted-average remaining lease term (years)
Operating leases	13.3
Finance leases	15.4
Weighted-average discount rate
Operating leases	3.9%
Finance leases	8.5%

Supplemental cash flow information related to leases is as follows:

2020
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$21,287
Operating cash flows from finance leases	2,059
Financing cash flows from finance leases	572

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
	$40,753

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $688 in both fiscal 2020 and 2019, and has a related lease obligation of $3,772 at July 25, 2020. This lease expires in fiscal 2021 with options to extend at increasing annual rent.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,556 and $1,455 in fiscal 2020 and 2019, respectively, and has related aggregate lease obligations of $13,179 at July 25, 2020.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,355 in both fiscal 2020 and 2019, and has related aggregate lease obligations of $3,521 at July 25, 2020. Both leases contain normal periodic rent increases and options to extend the lease.

NOTE 8 — SHAREHOLDERS’ EQUITY

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

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. The Company made open market purchases totaling $2,482 and $846 under this repurchase program in fiscal 2020 and 2019, respectively, and an additional $1,907 and $224 in shares of Class A Common Stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2020 and 2019, respectively. The Company's share repurchase program had $3,203 and $685 remaining at July 25, 2020 and July 27, 2019, respectively.

Village has two share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $2,958 and $3,098 in fiscal 2020 and 2019, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $202 and $729 in fiscal 2020 and 2019, respectively.

The Village Super Market, Inc. 2010 Stock Plan (the “2010 Plan”) provides for awards of incentive and nonqualified stock options and restricted stock. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2010 Plan. Terms and conditions of awards are determined by the Board of Directors. Option awards granted to date were granted at the fair value of the Company's stock on the date of grant, primarily cliff vest three years from the grant date and are exercisable up to ten years from the grant date. Restricted stock awards primarily cliff vest three years from the date of grant. There are no shares remaining for future grants under the 2010 Plan.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. Restricted stock awards primarily cliff vest three years from the date of grant. There are 1,017 shares remaining for future grants under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	2020		2019
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	245	$28.43	289	$28.38
Exercised	—	—	(36)	28.30
Forfeited	(89)	28.42	—	—
Expired	—	$—	(8)	$27.44

Outstanding at end of year	156	$28.43	245	$28.43

Options exercisable at end of year	156	$28.43	245	$28.43

As of July 25, 2020, the weighted-average remaining contractual term of options outstanding and options exercisable was 2.7 years. As of July 25, 2020, the aggregate intrinsic value was $7 for both options outstanding and options exercisable. The total intrinsic value of options exercised was $87 in fiscal 2019. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	2020		2019
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	323	$27.02	356	$27.08
Granted	412	19.40	23	26.57
Vested	(302)	27.14	(41)	27.22
Forfeited	(20)	25.59	(15)	27.09

Nonvested at end of year	413	$19.40	323	$27.02

The total fair value of restricted shares vested during fiscal 2020 and 2019 was $5,968 and $1,161, respectively.

As of July 25, 2020, there was $6,919 of total unrecognized compensation costs related to nonvested restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Cash received from option exercises under all share-based compensation arrangements was $1,007 in fiscal 2019. The actual tax benefit realized for tax deductions from option exercises under share-based compensation arrangements was $34 in fiscal 2019.

The Company declared and paid cash dividends on common stock as follows:

	2020	2019
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,174	$10,096
Class B common stock	2,791	2,794

	$12,965	$12,890

NOTE 9 — PENSION PLANS

Company-Sponsored Pension Plans

The Company sponsored four defined benefit pension plans. One of the plans was terminated in fiscal 2020, and two of the plans are frozen and participants no longer earn service credit. Two are tax-qualified plans covering members of unions. Benefits under these two plans are based on a fixed amount for each year of service. One is a tax-qualified plan covering nonunion associates. Benefits under this plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The fourth plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives.

Net periodic pension cost for the four plans include the following components:

	2020	2019
Service cost	$202	$213
Interest cost on projected benefit obligation	2,154	2,674
Expected return on plan assets	(2,792)	(2,873)
Loss on settlement	1,604	441
Amortization of gains and losses	555	605
Net periodic pension cost	$1,723	$1,060

On December 23, 2019, the Company terminated the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan. All participants of the plan were former employees of a store previously closed in 1994. An annuity contract totaling $1,302 was purchased with an insurance company for all participants who did not elect a lump sum distribution. Additionally, lump sum distributions related to the termination totaled $451. The plan had sufficient assets to satisfy all termination transaction obligations, and no benefit obligation or plan assets related to the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan remain as of July 25, 2020. As a result of this termination, the Company recognized a non-cash pre-tax settlement charge totaling $669 during fiscal 2020. This settlement charge represents the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date.
Additionally, the Company recognized a settlement loss of $935 and $441 in fiscal 2020 and 2019, respectively, for a plan where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2020	2019
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$69,932	$69,553
Service cost	202	213
Interest cost	2,154	2,674
Benefits paid	(887)	(779)
Settlement	(6,733)	(6,331)
Actuarial loss	12,181	4,602
Benefit obligation at end of year	$76,849	$69,932

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$65,173	$61,071
Actual return on plan assets	13,130	6,203
Employer contributions	—	5,009
Benefits paid	(887)	(779)
Settlements paid	(6,733)	(6,331)
Fair value of plan assets at end of year	70,683	65,173

Funded status at end of year	$6,166	$4,759

Amounts recognized in the consolidated balance sheets:
Pension liabilities	6,166	4,759
Accumulated other comprehensive loss, net of income taxes	8,092	8,342

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$11,299	$11,615

In fiscal 2020 the Company began the process of terminating the Village Super Market, Inc. Employees’ Retirement Plan. Upon satisfaction of all regulatory requirements, the Company will fully fund and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. At that time, the Company will recognize a non-cash pre-tax settlement charge representing the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date. As of July 25, 2020, the pre-tax amount included in Accumulated other comprehensive loss related to this plan is $10,823.

Company expects approximately $600 of the net actuarial loss, excluding the impact of any potential plan settlements, to be recognized as a component of net periodic benefit costs in fiscal 2021.

The accumulated benefit obligations of the four plans were $76,849 and $69,932 at July 25, 2020 and July 27, 2019, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2020	2019
Projected benefit obligation	$11,465	$10,203
Accumulated benefit obligation	11,465	10,203
Fair value of plan assets	4,068	3,783

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2020	2019
Assumed discount rate — net periodic pension cost	3.41%	3.99%
Assumed discount rate — benefit obligation	2.26%	3.41%
Assumed rate of increase in compensation levels	4.5%	4.5%
Expected rate of return on plan assets	4.82%	5.50%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. In fiscal 2018, the Company transitioned to a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases. The target allocations for plan assets are 0-15% equity securities, 85-100% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $573 and $568 at July 25, 2020 and July 27, 2019, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 25, 2020			July 27, 2019
Asset Category	Level 1	Assets Measured at NAV	Total	Level 1	Assets Measured at NAV	Total
Cash	$61	$—	$61	$37	$—	$37

Equity securities:
Company stock	573	—	573	568	—	568
Mutual/Collective Trust Funds - U.S. (1)		1,214	1,214	—	4,401	4,401
Mutual/Collective Trust Funds - International (1)	—	396	396	—	2,613	2,613

Fixed income securities:
Mutual/Collective Trust Funds - Fixed Income (1)	—	68,439	68,439	—	57,554	57,554
Total	$634	$70,049	$70,683	$605	$64,568	$65,173

(1)Includes pools of investments that are measured at fair value using the Net Asset Value (NAV) per share (or its equivalent) practical expedient. The NAV is based on the underlying net assets owned by the fund and the relative interest of each participating investor in the fair value of the underlying assets. The underlying investments are classified as either level 1 or 2 of the fair value hierarchy.

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2021	$3,850
2022	2,730
2023	2,920
2024	3,160
2025	11,260
2026 - 2030	17,130

The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2021.

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

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

•Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

•If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.
The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2019 and 2018 is for the plan’s year-end at December 31, 2019 and December 31, 2018, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2019	2018		July 25, 2020	July 27, 2019	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$886	$894	N/A	October 2020
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	3,435	3,502	No	October 2023
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,472	$1,439	No	June 2020
Total Contributions					$5,793	$5,835

(1)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2019 and December 31, 2018.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2018 and December 31, 2017.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2019 and September 30, 2018.
(4)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.  There were no changes to the plan’s zone status as a result of this election.
(5)The Company’s contributions represent more than 5% of the total contributions received by each applicable pension fund for all periods presented.
(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 25, 2020, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $29,965 and $28,325 in fiscal 2020 and 2019, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $1,765 and $1,390 in fiscal 2020 and 2019, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $713 and $755 in fiscal 2020 and 2019, respectively.

NOTE 10 — BUSINESS ACQUISITIONS

Fairway Acquisition

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets averaging 52,000 sq. ft. (30,000 selling sq. ft.), a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets.” Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. The acquisition was effectuated pursuant to the Asset Purchase Agreement (the "APA"), entered into on January 20, 2020, revised on March 25, 2020 and approved by the United States Bankruptcy Court for the Southern District of New York through a Sale Order entered on April 20, 2020. Village paid $73,622 for the Fairway assets, net of cash acquired, and assumed certain liabilities, consisting primarily of those arising from acquired leases. Additionally, at the time of closing Village received a $2,035 credit arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Asset Purchase Agreement. The credit was recognized as a reduction in operating and administrative expense in the fourth quarter of fiscal 2020. The Fairway acquisition expands our presence in New York City under an iconic city brand and provides Village the ability to expand centralized food production to support stores under all of our banners.

Village accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. In connection with this acquisition, the Company recorded $11,540 of goodwill attributable to the assembled workforce and cost synergies. The goodwill related to this acquisition is deductible for tax purposes. Additionally, the Company recorded a $14,200 indefinite-lived intangible asset related to the trade name. The fair value of the intangible asset was determined based on the discounted cash flow model using the relief from royalty method. The fair value of the property, equipment and fixtures were determined based on the indirect cost approach in which current costs that were not new were adjusted for all forms of depreciation. The Company also evaluated the fair value of the leases assumed in the acquisition, which evaluated comparable rents in the areas of the locations. Leases were determined to be at market apart from one location. For this location, the Company recorded a favorable lease of $4,360 within Operating lease assets. The favorable lease is being amortized over the remaining duration of the lease. Transaction costs were expensed as incurred. The allocation of the purchase price consideration to the assets acquired and the liabilities assumed will be completed upon the finalization of working capital adjustments.

The following table summarizes how the purchase price has been allocated to the assets acquired and liabilities assumed at the date of acquisition.

May 14, 2020
ASSETS
Current Assets
Cash and cash equivalents	$257
Merchandise inventories	5,390
Other current assets	247
Total current assets	$5,894

Property, equipment and fixtures, net	$37,006
Operating lease assets	218,326
Trade name intangible asset	14,200
Other assets	271
Total assets	$275,697
LIABILITIES
Accrued wages and benefits	$623
Operating lease obligations	212,735
Total liabilities	$213,358

Total Net Assets Acquired	$62,339
Goodwill	11,540
Total Purchase Price	$73,879

The pro forma information includes historical results of operations of the Fairway locations acquired but does not include efficiencies, cost reductions, synergies or investments for the Company’s customers expected to result from the acquisitions. The unaudited pro forma financial information in the table below is not necessarily indicative of the results that would have occurred had the Fairway locations been acquired at the beginning of fiscal year 2019.

	Years ended
	July 25, 2020	July 27, 2019

Sales	$2,034,163	$1,934,426
Net Income	30,313	36,594

Gourmet Garage Acquisition

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

The following table summarizes how the purchase price has been allocated to the assets acquired and liabilities assumed at the date of acquisition:

June 24, 2019
ASSETS
Current Assets
Cash and cash equivalents	$24
Merchandise inventories	564
Other current assets	49
Total current assets	$637

Property, equipment and fixtures, net	$3,475
Trade name intangible asset	1,485
Other assets	255
Total assets	$5,852
LIABILITIES
Total current liabilities	$1,154

Total Net Assets Acquired	$4,698
Goodwill	593
Total Purchase Price	$5,291

NOTE 11 — COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated Village's trade area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. Wakefern, as the policy holder, has pursued recovery of uncollected insurance claims on behalf of all Wakefern members through litigation against the insurance carrier and others since October 2013. Litigation over this matter has ended and the Company received an additional $2,733 in the 4th quarter of fiscal 2020 which was recognized as a reduction in operating and administrative expense. Village previously recognized $415 as a reduction in operating and administrative expense in the first quarter of fiscal 2019, and has received a total of $6,730 related to losses incurred as a result of Superstorm Sandy.

Approximately 90% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have or will expire between March 2020 and May 2025.  Approximately 31% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 25, 2020 and July 27, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 25, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 25, 2020 and July 27, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company completed the acquisition of businesses (Fairway) on May 14, 2020, and management has chosen to exclude from its assessment of the effectiveness of internal control over financial reporting as of July 25, 2020 the internal control over financial reporting of Fairway associated with assets representing 31.4% of consolidated total assets and revenue representing 2.6% of consolidated sales included in the consolidated financial statements of the Company as of and for the year ended July 25, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fairway.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 28, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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
October 8, 2020

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the acquisition of Fairway, we are in the process of integrating certain business processes and systems of Fairway. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. In reliance on interpretive guidance issued by the SEC staff management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of July 25, 2020, the internal control over financial reporting of Fairway associated with assets representing 31.4% of consolidated total assets, and revenue representing 2.6% of consolidated sales, included in our consolidated financial statements as of and for the year ended July 25, 2020, and will include its assessment of internal control over financial reporting for Fairway in our Annual Report on Form 10-K for our fiscal year ending July 31, 2021. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 25, 2020.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020 but these remote working arrangements did not have a material effect on our internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2020, in connection with its Annual Meeting scheduled to be held on December 11, 2020.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2020, in connection with its Annual Meeting scheduled to be held on December 11, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 25, 2020.  All data relates to the Village Super Market, Inc. 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	156,000	$28.43	1,016,789

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2020, in connection with its annual meeting scheduled to be held on December 11, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2020, in connection with its annual meeting scheduled to be held on December 11, 2020.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 26, 2020, in connection with its annual meeting scheduled to be held on December 11, 2020.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 25, 2020 and July 27, 2019
Consolidated Statements of Operations - years ended July 25, 2020 and July 27, 2019
Consolidated Statements of Comprehensive Income - years ended July 25, 2020 and July 27, 2019
Consolidated Statements of Shareholders' Equity – years ended July 25, 2020 and July 27, 2019
Consolidated Statements of Cash Flows - years ended July 25, 2020 and July 27, 2019
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated May 6, 2020*
	4.2	First Amendment to Credit Agreement dated September 1, 2020*
	4.3	Revolving Credit Note dated May 6, 2020*
	4.4	Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.5	Term Loan Note dated May 6, 2020*
	4.6	Converted Term Loan Note dated September 1, 2020*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*
	14	Code of Ethics*
	21	Subsidiaries of Registrant
	23	Consent of Consent of Consent of KPMG LLP
	31.1	Certification
	31.2	Certification
	32.1	Certification (furnished, not filed)
	32.2	Certification (furnished, not filed)
	99.1	Press Release
	101 INS	XBRL Instance Document*
	101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
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

Form 8-K filed on May 13, 2020: 4.1, 4.3, 4.5
Form 8-K filed on September 8, 2020: 4.2, 4.4, 4.6
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

Date: October 8, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 8, 2020	October 8, 2020

/s/ William Sumas	/s/ Peter Lavoy
William Sumas, Director	Peter Lavoy, Director
October 8, 2020	October 8, 2020

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 8, 2020	October 8, 2020

/s/ John J. Sumas	/s/ John L. Van Orden
John J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 8, 2020	October 8, 2020

/s/ Nicholas J. Sumas	/s/ Luigi Perri
Nicholas J. Sumas, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 8, 2020	October 8, 2020

/s/ Kevin Begley
Kevin Begley, Director
October 8, 2020