Form 10-Q
period 2020-10-24
VILLAGE SUPER MARKET INC
filed 2020-12-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 24, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-2633

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

New Jersey		22-1576170
(State or other jurisdiction of incorporation or organization)		(I. R. S. Employer Identification No.)

733 Mountain Avenue, Springfield, New Jersey, 07081
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:		(973) 467-2200

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, no par value	VLGEA	The NASDAQ Stock Market
(Title of Class)	(Trading Symbol)	(Name of exchange on which registered)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 2, 2020

Class A Common Stock, No Par Value	10,262,088 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	October 24, 2020	July 25, 2020
ASSETS
Current assets
Cash and cash equivalents	$99,602	$111,681
Merchandise inventories	46,896	42,135
Patronage dividend receivable	15,813	11,204
Income taxes receivable	10,612	12,801
Other current assets	20,591	19,499
Total current assets	193,514	197,320

Property, equipment and fixtures, net	265,184	269,741
Operating lease assets	302,851	309,756
Notes receivable from Wakefern	53,575	53,008
Investment in Wakefern	30,132	29,462
Goodwill	24,190	24,190
Other assets	32,422	32,069

Total assets	$901,868	$915,546
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$16,664	$19,121
Finance lease obligations	485	466
Notes payable to Wakefern	1,005	303
Current portion of debt	6,976	6,421
Accounts payable to Wakefern	76,918	83,045
Accounts payable and accrued expenses	29,422	29,793
Accrued wages and benefits	23,340	23,649
Income taxes payable	121	—
Total current liabilities	154,931	162,798
Long-term debt
Operating lease obligations	294,434	298,027
Finance lease obligations	22,892	23,078
Notes payable to Wakefern	761	882
Long-term debt	72,186	74,194
Total long-term debt	390,273	396,181
Pension liabilities	6,159	6,166
Other liabilities	16,764	18,081
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,988 shares at October 24, 2020 and 10,985 shares at July 25, 2020	68,695	68,072
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at October 24, 2020 and July 25, 2020	697	697
Retained earnings	286,344	286,241
Accumulated other comprehensive loss	(8,056)	(8,751)
Less treasury stock, Class A, at cost: 726 shares at October 24, 2020 and July 25, 2020	(13,939)	(13,939)
Total shareholders’ equity	333,741	332,320

Total liabilities and shareholders’ equity	$901,868	$915,546
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended
	October 24, 2020	October 26, 2019
Sales	$490,136	$407,402

Cost of sales	352,173	293,856

Gross profit	137,963	113,546

Operating and administrative expense	124,363	103,140

Depreciation and amortization	8,714	7,438

Operating income	4,886	2,968

Interest expense	(987)	(567)

Interest income	891	1,259

Income before income taxes	4,790	3,660

Income taxes	1,430	1,093

Net income	$3,360	$2,567

Net income per share:
Class A common stock:
Basic	$0.26	$0.20
Diluted	$0.23	$0.18

Class B common stock:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended
	October 24, 2020	October 26, 2019
Net income	$3,360	$2,567

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	594	—
Amortization of pension actuarial loss, net of tax (2)	101	101

Comprehensive income	$4,055	$2,668

(1)Amount is net of tax of $261 for the 13 weeks ended October 24, 2020.
(2)Amounts are net of tax of $46 and $44 for the 13 weeks ended October 24, 2020 and October 26, 2019, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended October 24, 2020 and October 26, 2019
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	3,360	—	—	—	3,360
Other comprehensive income, net of tax of $307	—	—	—	—	—	695	—	—	695
Dividends	—	—	—	—	(3,257)	—	—	—	(3,257)
Restricted shares forfeited	(5)	(12)	—	—	—	—	—	—	(12)
Share-based compensation expense	8	635	—	—	—	—	—	—	635
Balance, October 24, 2020	10,988	$68,695	4,294	$697	$286,344	$(8,056)	726	$(13,939)	$333,741

Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672
Net income	—	—	—	—	2,567	—	—	—	2,567
Other comprehensive income, net of tax of $44	—	—	—	—	—	101	—	—	101
Dividends	—	—	—	—	(3,220)	—	—	—	(3,220)
Treasury stock purchases	—	—	—	—	—	—	1	(20)	(20)
Restricted shares forfeited	(2)	(30)	—	—	—	—	—	—	(30)
Share-based compensation expense	2	863	—	—	—	—	—	—	863
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—	—	—	—	3,514	—	—	—	3,514
Balance, October 26, 2019	10,593	$65,947	4,294	$697	$273,614	$(8,241)	503	$(9,570)	$322,447

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	13 Weeks Ended
	October 24, 2020	October 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,360	$2,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,072	7,438
Non-cash share-based compensation	623	833
Deferred taxes	(836)	1,270
Gain on sale of property, equipment and fixtures	(42)	—

Changes in assets and liabilities:
Merchandise inventories	(4,761)	(2,180)
Patronage dividend receivable	(4,609)	(4,367)
Accounts payable to Wakefern	(6,127)	1,294
Accounts payable and accrued expenses	(1,608)	(1,381)
Accrued wages and benefits	(309)	(1,158)
Income taxes receivable / payable	2,260	1,138
Other assets and liabilities	(376)	(2,079)
Net cash (used in) provided by operating activities	(3,353)	3,375

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,301)	(22,349)
Proceeds from the sale of assets	65	—
Investment in notes receivable from Wakefern	(567)	(796)
Net cash used in investing activities	(3,803)	(23,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	50,000	—
Principal payments of long-term debt	(1,444)	(170)
Payments on revolving line of credit	(50,000)	—
Debt issuance costs	(222)	—
Dividends	(3,257)	(3,220)
Treasury stock purchases	—	(20)
Net cash used in financing activities	(4,923)	(3,410)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,079)	(23,180)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,681	101,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,602	$77,941

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$987	$567
Income taxes	$—	$68

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$670	$93
Capital expenditures included in accounts payable and accrued expenses	$4,951	$2,585
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 24, 2020 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 24, 2020 and October 26, 2019 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2020 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 24, 2020 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 24, 2020		October 26, 2019
	Amount	%	Amount	%
Center Store (1)	$295,940	60.4%	$248,057	60.9%
Fresh (2)	175,644	35.8	140,680	34.5
Pharmacy	16,432	3.4	17,524	4.3
Other (3)	2,120	0.4	1,141	0.3

Total Sales	$490,136	100.0%	$407,402	100.0%
(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both October 24, 2020 and July 25, 2020, approximately 63% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,101 higher than reported at both October 24, 2020 and July 25, 2020.

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

    The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 24, 2020
	Class A	Class B
Numerator:
Net income allocated, basic	$2,526	$716
Conversion of Class B to Class A shares	716	—
Net income allocated, diluted	$3,242	$716

Denominator:
Weighted average shares outstanding, basic	9,850	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,144	4,294

	13 Weeks Ended
	October 26, 2019
	Class A	Class B
Numerator:
Net income allocated, basic	$1,939	$558
Conversion of Class B to Class A shares	558	—
Effect of share-based compensation on allocated net income	(2)	(1)
Net income allocated, diluted	$2,495	$557

Denominator:
Weighted average shares outstanding, basic	9,770	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,064	4,294

    Outstanding stock options to purchase Class A shares of 154 and 241 were excluded from the calculation of diluted net income per share at October 24, 2020 and October 26, 2019, respectively, as a result of their anti-dilutive effect. In addition, 416 and 323 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 24, 2020 and October 26, 2019, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the three defined benefit pension plans sponsored in fiscal 2021 and the four defined benefit pension plans sponsored in fiscal 2020 includes the following components:

	13 Weeks Ended
	October 24, 2020	October 26, 2019
Service cost	$54	$51
Interest cost on projected benefit obligations	422	565
Expected return on plan assets	(483)	(703)
Amortization of net losses	147	145
Net periodic pension cost	$140	$58

    As of October 24, 2020, the Company has not made any contributions to its pension plans in fiscal 2021.  The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2021.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020.

    Included in cash and cash equivalents at October 24, 2020 and July 25, 2020 are $69,025 and $76,259, respectively, of demand deposits invested at Wakefern at overnight money market rates.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 24, 2020.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	October 24, 2020	July 25, 2020
Unsecured revolving line of credit	$—	$50,000
Secured term loan	49,505	—
Unsecured term loan	23,797	24,694
New Market Tax Credit Financing	5,860	5,921

Total debt, excluding obligations under leases	79,162	80,615
Less current portion	6,976	6,421

Total long-term debt, excluding obligations under leases	$72,186	$74,194

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 24, 2020), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 24, 2020.

New Markets Tax Credit Financing

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

8. DERIVATIVES AND HEDGING ACTIVITIES

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

In 2020, the Company executed two interest rate swaps with an aggregate notional value of $75,500 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in LIBOR. The swaps replaced the applicable LIBOR with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $66 from Accumulated other comprehensive loss to Interest expense during the 13 weeks ended October 24, 2020.

The notional value of the interest rate swaps were $73,704 as of October 24, 2020. The fair value of interest rate swaps recorded in other liabilities is $67 as of October 24, 2020.

9. BUSINESS ACQUISITION

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

    Village Super Market, Inc. (the “Company” or “Village”) operates a chain of thirty ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

    On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets averaging 52,000 sq. ft. (30,000 selling sq. ft.), a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets” for $73,622, net of cash acquired. Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. Like Village, Fairway traces its roots back to a neighborhood market over 80 years ago. Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. The PDC is a centralized commissary that promotes production efficiency, product quality and consistency in the bakery, prepared foods, meals to go and other perishable product categories. Production costs at the PDC, including materials, labor and overhead, are included in Cost of sales. The Fairway acquisition expands our presence in New York City under an iconic city brand and provides Village the ability to expand centralized food production to support stores under all of our banners.

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

In November 2019, ShopRite launched the Bowl & Basket and Paperbird own brands. Bowl & Basket foods pair thoughtfully selected ingredients at a budget friendly price and Paperbird offers a line of newly designed household products. ShopRite expects to add nearly 3,500 Bowl & Basket foods and Paperbird household products from their launch in November 2019 through fiscal 2021. The introduction of Bowl & Basket and Paperbird follows the 2016 launch of ShopRite’s Wholesome Pantry brands, which include the Wholesome Pantry Organic line as well as a range of products free from 110 ingredients and artificial additives and preservatives.

The Company’s stores, six of which are owned, average 55,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an onsite bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies. Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept featuring a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

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

COVID-19

The Company was significantly impacted by the COVID-19 outbreak as it operates in and around one of the early U.S. epicenters of the health crisis with much of our trade area under stay-at-home orders from mid-March 2020 through June 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. We continue to experience significant sales volatility, changes in customer shopping habits, shifts in product mix and increased demand through digital channels as a result of the COVID-19 pandemic. Demand remains high in most stores, however sales at Fairway and Gourmet Garage locations in Manhattan have been negatively impacted by localized residential population migration out of the city and less commuter and tourist traffic. Although the Company estimates that the current trends in sales and profits will continue for the second quarter of fiscal 2021, we expect continued uncertainty in our business as well as the local and regional economies in which we operate depending on the duration and intensity of the COVID-19 pandemic (see the "Outlook" section below for further discussion of risks and uncertainties).

Safety. Our first priority has and will continue to be the safety of our associates and our customers. We implemented enhanced sanitation programs, including hourly cleaning of high touch point areas throughout our stores, nightly deep cleaning and biweekly disinfectant fogging in every store, reduced store hours to allow appropriate time for cleaning, limited the number of customers allowed in each store at a time, reduced service department offerings including the sale of bulk self-service merchandise and closure of in-store restaurants and dining areas, a personal protective equipment program, required temperature checks for associates and installation of Plexiglas shields, floor markers and additional signage in high traffic areas to signify six-foot distances to encourage proper social distancing.

Associate Support. We paid temporary wage premiums up to $2 per hour above the standard wage rate for hourly front-line associates and weekly premiums for salaried front-line associates from late March through mid-August, provided Emergency Paid Leave to associates affected by COVID-19, supplied meals or meal coupons to our associates on duty through our Feeding Our Village Heroes Program, expanded remote work capabilities, limited travel of regional supervision teams, created a centralized call center and real-time alert text communication platform.

Responding to the needs of our Customers and Communities. Expanded digital capabilities, including expansion of stores offering ShopRite from Home, expanded the ShopRite Order Express app to provide pre-ordering capabilities in the deli and other areas, contactless pickup, prescription drug pickup and delivery, launched partnerships with online grocery picking and delivery services to better support our customers increased demand for these services and expanded mobile scan to an additional 10 stores.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 24, 2020	October 26, 2019
Sales	100.00%	100.00%
Cost of sales	71.85	72.13
Gross profit	28.15	27.87
Operating and administrative expense	25.37	25.32
Depreciation and amortization	1.78	1.82
Operating income	1.00	0.73
Interest expense	(0.20)	(0.14)
Interest income	0.18	0.31
Income before taxes	0.98	0.90
Income taxes	0.29	0.27
Net income	0.69%	0.63%

    Sales.  Sales were $490,136 in the 13 weeks ended October 24, 2020, an increase of 20.3% compared to the 13 weeks ended October 26, 2019.  Sales increased due to the Fairway acquisition on May 14, 2020, the opening of the Stroudsburg replacement store on November 1, 2019 and a same store sales increase of 6.6%. Same store sales increased due primarily to increased customer demand across most stores due to the impact of the COVID-19 pandemic. We continue to experience higher average basket sizes and decreased transaction counts as customers consolidate shopping trips. Digital sales growth accelerated through both ShopRite from Home and partnerships with online grocery picking and delivery services, increasing 172% in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019. Demand remains high in most stores, however sales at Fairway and Gourmet Garage locations in Manhattan have been significantly negatively impacted due primarily to residential population migration out of the city and less commuter and tourist traffic during the COVID-19 pandemic.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .28% in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019 due primarily to higher margins associated with Fairway despite higher costs as we transition and integrate the commissary operations into our business. Excluding the impact of Fairway, gross profit as a percentage of sales decreased .39% due primarily to decreased departmental gross margin percentages (.70%), decreased patronage dividends and rebates received from Wakefern (.10%) and an unfavorable change in product mix (.10%) partially offset by lower promotional spending (.35%) and increased leverage on warehouse assessment charges from Wakefern (.16%).

Departmental gross profits, excluding the impact of Fairway, decreased in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019 due primarily to price investments resulting from ShopRite's Right Price Promise pricing strategy introduced in October 2019. Both product mix and departmental gross margin percentages were also impacted by limitations in service departments and product availability as a result of the COVID-19 pandemic.

    Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .05% in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019. The 13 weeks ended October 26, 2019 included pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.21%) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store (.07%). Excluding these items, operating and administrative expense as a percentage of sales increased .33% in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019 due primarily to incremental costs related to COVID-19, including enhanced wages and benefits and expanded safety and sanitation protocols (.24%), increased occupancy costs due primarily to the acquisitions of Fairway (.79%), increased costs associated with digital sales (.40%) partially offset by decreased payroll (.75%) and workers' compensation and other fringe benefits (.25%). Payroll decreased primarily due to leverage from higher sales and reductions in service department offerings partially offset by the addition of Fairway and growth of ShopRite from Home.

    Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019 due to depreciation related to the Fairway acquisition and the Stroudsburg replacement store.

Interest Expense.  Interest expense increased in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019 due primarily to interest expense related to the credit agreement entered into on May 6, 2020 (see note 7 to the consolidated financial statements).

Interest Income.  Interest income decreased in the 13 weeks ended October 24, 2020 compared to the 13 weeks ended October 26, 2019 due primarily to lower interest rates for amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 29.9% in the 13 weeks ended October 24, 2020 compared to 29.9% in the 13 weeks ended October 26, 2019.
Net Income.  Net income was $3,360 in the 13 weeks ended October 24, 2020 compared to $2,567 in the 13 weeks ended October 26, 2019. The 13 weeks ended October 26, 2019 included pre-opening costs of the Stroudsburg, Pennsylvania replacement store of $594 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $191 (net of tax). Excluding these items, net income was flat in the 13 weeks ended October 24, 2020 compared to the prior year. Net income was flat despite the increase in same store sales due to the impact of lower sales volumes in Manhattan, higher costs as we transition and integrate commissary operations into our business and increased operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020. As of October 24, 2020, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,353 in the 13 weeks ended October 24, 2020 compared to net cash provided by operating activities of $3,375 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2021 was primarily due to changes in working capital. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $15,530 in fiscal 2021 compared to a decrease of $8,733 in fiscal 2020. The change in impact of working capital is due primarily to higher merchandise inventories and a larger decrease in accounts payable to Wakefern as stock levels and inventory turnover normalized through the pandemic.

During the 13 weeks ended October 24, 2020, Village used cash to fund capital expenditures of $3,301, dividends of $3,257 and additional investments of $567 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the integration of Fairway stores, continued expansion of self checkout and equipment purchases.

    Village has budgeted $35,000 for capital expenditures in fiscal 2021. Planned expenditures include two major remodels, several smaller store remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2021 are expected to be cash and cash equivalents on hand at October 24, 2020 and operating cash flow generated in fiscal 2021.

    At October 24, 2020, the Company held variable rate notes receivable due from Wakefern of $26,426 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $27,149 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $38,583 at October 24, 2020 compared to $34,522 at July 25, 2020. Working capital ratios at the same dates were 1.25 and 1.21 to one, respectively.   The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 24, 2020), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 24, 2020.

    There have been no other substantial changes as of October 24, 2020 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020.

OUTLOOK

    This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  same store sales; economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,”  “should,” “intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-

looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.

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
•We expect our effective income tax rate in fiscal 2021 to be in the range of 30.0% - 31.0%.
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

•The Fairway acquisition involves a number of risks, uncertainties and challenges, including under-performance relative to our expectations, additional capital requirements, unforeseen expenses or delays, imprecise assumptions or our inability to achieve projected cost savings or other synergies, competitive factors in the marketplace and difficulties integrating the business, including merging company cultures, cultivating brand strategy, expansion of food production and conforming the acquired company's technology, standards, processes, procedures and controls. Sales and operating profits have underperformed compared to initial expectations due primarily to residential population migration out of Manhattan and less commuter and tourist traffic during the COVID-19 pandemic. Many of these potential circumstances are outside of our control and any of them could result in an adverse impact on our results of operations, financial condition and cash flows and the diversion of management time and resources.

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
•Our goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. Failure of acquired businesses to achieve their forecasted expectations could result in impairment charges to goodwill and indefinite-lived intangible assets.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 24, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: December 3, 2020	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 3, 2020	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)