Form 10-Q
period 2021-01-23
VILLAGE SUPER MARKET INC
filed 2021-03-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 23, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 4, 2021

Class A Common Stock, No Par Value	10,259,088 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	January 23, 2021	July 25, 2020
ASSETS
Current assets
Cash and cash equivalents	$114,764	$111,681
Merchandise inventories	47,108	42,135
Patronage dividend receivable	4,396	11,204
Income taxes receivable	9,078	12,801
Other current assets	23,612	19,499
Total current assets	198,958	197,320

Property, equipment and fixtures, net	261,542	269,741
Operating lease assets	303,440	309,756
Notes receivable from Wakefern	54,149	53,008
Investment in Wakefern	30,202	29,462
Goodwill	24,190	24,190
Other assets	33,124	32,069

Total assets	$905,605	$915,546
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$20,462	$19,121
Finance lease obligations	500	466
Notes payable to Wakefern	369	303
Current portion of debt	6,976	6,421
Accounts payable to Wakefern	81,083	83,045
Accounts payable and accrued expenses	28,562	29,793
Accrued wages and benefits	22,692	23,649
Income taxes payable	112	—
Total current liabilities	160,756	162,798
Long-term debt
Operating lease obligations	292,151	298,027
Finance lease obligations	22,707	23,078
Notes payable to Wakefern	734	882
Long-term debt	70,401	74,194
Total long-term debt	385,993	396,181
Pension liabilities	6,152	6,166
Other liabilities	16,442	18,081
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,985 shares at January 23, 2021 and July 25, 2020	69,324	68,072
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at January 23, 2021 and July 25, 2020	697	697
Retained earnings	287,634	286,241
Accumulated other comprehensive loss	(7,454)	(8,751)
Less treasury stock, Class A, at cost: 726 shares at January 23, 2021 and July 25, 2020	(13,939)	(13,939)
Total shareholders’ equity	336,262	332,320

Total liabilities and shareholders’ equity	$905,605	$915,546
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Sales	$522,818	$437,422	$1,012,954	$844,824

Cost of sales	380,973	319,475	733,146	613,331

Gross profit	141,845	117,947	279,808	231,493

Operating and administrative expense	126,449	107,734	250,812	210,874

Depreciation and amortization	8,793	7,798	17,507	15,237

Operating income	6,603	2,415	11,489	5,382

Interest expense	(982)	(568)	(1,969)	(1,135)

Interest income	874	1,030	1,766	2,289

Income before income taxes	6,495	2,877	11,286	6,536

Income taxes	1,940	872	3,370	1,964

Net income	$4,555	$2,005	$7,916	$4,572

Net income per share:
Class A common stock:
Basic	$0.35	$0.16	$0.61	$0.35
Diluted	$0.31	$0.14	$0.54	$0.32

Class B common stock:
Basic	$0.23	$0.10	$0.39	$0.23
Diluted	$0.23	$0.10	$0.39	$0.23

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Net income	$4,555	$2,005	$7,916	$4,572

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	501	—	1,094	—
Amortization of pension actuarial loss, net of tax (2)	101	102	203	203
Pension settlement loss, net of tax (3)	—	871	—	871
Pension remeasurement, net of tax (4)	—	(704)	—	(704)

Comprehensive income	$5,157	$2,274	$9,213	$4,942

(1)Amount is net of tax of $218 and $479 for the 13 and 26 weeks ended January 23, 2021, respectively.
(2)Amounts are net of tax of $45 and $44 for the 13 weeks January 23, 2021 and January 25, 2020, respectively, and $91 and $88 for the 26 weeks ended January 23, 2021 and January 25, 2020, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $375 for the 13 and 26 weeks ended January 25, 2020. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(4)Amounts are net of tax of $303 for the 13 and 26 weeks ended January 25, 2020.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended January 23, 2021 and January 25, 2020
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, October 24, 2020	10,988	$68,695	4,294	$697	$286,344	$(8,056)	726	$(13,939)	$333,741
Net income	—	—	—	—	4,555	—	—	—	4,555
Other comprehensive income, net of tax of $263	—	—	—	—	—	602	—	—	602
Dividends	—	—	—	—	(3,265)	—	—	—	(3,265)
Restricted shares forfeited	(3)	(12)	—	—	—	—	—	—	(12)
Share-based compensation expense	—	641	—	—	—	—	—	—	641
Balance, January 23, 2021	10,985	$69,324	4,294	$697	$287,634	$(7,454)	726	$(13,939)	$336,262

Balance, October 26, 2019	10,593	$65,947	4,294	$697	$273,614	$(8,241)	503	$(9,570)	$322,447
Net income	—	—	—	—	2,005	—	—	—	2,005
Other comprehensive income, net of tax of $116	—	—	—	—	—	269	—	—	269
Dividends	—	—	—	—	(3,218)	—	—	—	(3,218)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	10	(229)	(229)
Restricted shares forfeited	(7)	(150)	—	—	—	—	—	—	(150)
Share-based compensation expense	—	858	—	—	—	—	—	—	858
Balance, January 25, 2020	10,586	$66,655	4,294	$697	$272,401	$(7,972)	513	$(9,799)	$321,982

	26 Weeks Ended January 23, 2021 and January 25, 2020
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	7,916	—	—	—	7,916
Other comprehensive income, net of tax of $570	—	—	—	—	—	1,297	—	—	1,297
Dividends	—	—	—	—	(6,523)	—	—	—	(6,523)
Restricted shares forfeited	(8)	(24)	—	—	—	—	—	—	(24)
Share-based compensation expense	8	1,276	—	—	—	—	—	—	1,276
Balance, January 23, 2021	10,985	$69,324	4,294	$697	$287,634	$(7,454)	726	$(13,939)	$336,262

Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672
Net income	—	—	—	—	4,572	—	—	—	4,572
Other comprehensive income, net of tax of $160	—	—	—	—	—	370	—	—	370
Dividends	—	—	—	—	(6,438)	—	—	—	(6,438)
Treasury stock purchases	—	—	—	—	—	—	11	(249)	(249)
Restricted shares forfeited	(9)	(180)	—	—	—	—	—	—	(180)
Share-based compensation expense	2	1,721	—	—	—	—	—	—	1,721
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—	—	—	—	3,514	—	—	—	3,514
Balance, January 25, 2020	10,586	$66,655	4,294	$697	$272,401	$(7,972)	513	$(9,799)	$321,982

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	26 Weeks Ended
	January 23, 2021	January 25, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,916	$4,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,222	15,237
Non-cash share-based compensation	1,252	1,541
Loss on pension settlements	—	1,246
Deferred taxes	(1,456)	(291)
Gain on sale of property, equipment and fixtures	(84)	—
Changes in assets and liabilities:
Merchandise inventories	(4,973)	(2,810)
Patronage dividend receivable	6,808	7,467
Accounts payable to Wakefern	(2,124)	10,109
Accounts payable and accrued expenses	(1,158)	(3,957)
Accrued wages and benefits	(957)	(1,043)
Income taxes receivable / payable	3,835	(1,880)
Other assets and liabilities	(2,370)	(2,430)
Net cash provided by operating activities	24,911	27,761
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,958)	(38,121)
Proceeds from the sale of assets	107	—
Investment in notes receivable from Wakefern	(1,141)	(1,546)
Acquisition deposit in escrow	—	(6,860)
Acquisition of Gourmet Garage, net of cash acquired	—	64
Net cash used in investing activities	(10,992)	(46,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	50,000	—
Principal payments of long-term debt	(4,091)	(336)
Payments on revolving line of credit	(50,000)	—
Debt issuance costs	(222)	—
Dividends	(6,523)	(6,438)
Treasury stock purchases	—	(249)
Net cash used in financing activities	(10,836)	(7,023)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,083	(25,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,681	101,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,764	$75,396

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,969	$1,135
Income taxes	$985	$4,132

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$66	$93
Capital expenditures included in accounts payable and accrued expenses	$5,138	$5,453
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 23, 2021 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 23, 2021 and January 25, 2020 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2020 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 23, 2021 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 23, 2021		January 25, 2020		January 23, 2021		January 25, 2020
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$321,829	61.5%	$272,775	62.4%	$617,769	61.0%	$520,832	61.6%
Fresh (2)	181,965	34.8	145,500	33.3	357,609	35.3	286,180	33.9
Pharmacy	16,671	3.2	17,710	4.0	33,103	3.3	35,234	4.2
Other (3)	2,353	0.5	1,437	0.3	4,473	0.4	2,578	0.3

Total Sales	$522,818	100.0%	$437,422	100.0%	$1,012,954	100.0%	$844,824	100.0%
(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both January 23, 2021 and July 25, 2020, approximately 63% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,101 higher than reported at both January 23, 2021 and July 25, 2020.

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

    The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 23, 2021		January 23, 2021
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,437	$974	$5,971	$1,692
Conversion of Class B to Class A shares	974	—	1,692	—
Net income allocated, diluted	$4,411	$974	$7,663	$1,692

Denominator:
Weighted average shares outstanding, basic	9,850	4,294	9,850	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,144	4,294	14,144	4,294

	13 Weeks Ended		26 Weeks Ended
	January 25, 2020		January 25, 2020
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$1,521	$435	$3,461	$993
Conversion of Class B to Class A shares	435	—	993	—
Effect of share-based compensation on allocated net income	(3)	(1)	(5)	(2)
Net income allocated, diluted	$1,953	$434	$4,449	$991

Denominator:
Weighted average shares outstanding, basic	9,768	4,294	9,769	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,062	4,294	14,063	4,294

    Outstanding stock options to purchase Class A shares of 156 and 157 were excluded from the calculation of diluted net income per share at January 23, 2021 and January 25, 2020, respectively, as a result of their anti-dilutive effect. In addition, 413 and 316 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 23, 2021 and January 25, 2020, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the three defined benefit pension plans sponsored in fiscal 2021 and the four defined benefit pension plans sponsored in fiscal 2020 includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Service cost	$54	$50	$108	$101
Interest cost on projected benefit obligations	422	566	844	1,131
Expected return on plan assets	(483)	(625)	(966)	(1,328)
Loss on settlement	—	1,246	—	1,246
Amortization of net losses	147	146	294	291
Net periodic pension cost	$140	$1,383	$280	$1,441

On December 23, 2019, the Company terminated the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan. All participants of the plan were former employees of a store previously closed in 1994. An annuity contract totaling $1,302 was purchased with an insurance company for all participants who did not elect a lump sum distribution. Additionally, lump sum distributions related to the termination totaled $451. The plan had sufficient assets to satisfy all termination transaction obligations, and no benefit obligation or plan assets related to the Village Super Market, Inc. Retail Clerks Employees’ Retirement Plan remained as of the termination date. As a result of this termination, the Company recognized a non-cash pre-tax settlement charge totaling $669 during the 13 weeks ended January 25, 2020. This settlement charge represents the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date.
Additionally, the Company recognized a settlement loss of $577 in the 13 weeks ended January 25, 2020 for a plan where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost. Assumptions used in the related remeasurement include a discount rate of 3.00% and long term expected rate of return on plan assets of 5.00%.
    As of January 23, 2021, the Company has not made any contributions to its pension plans in fiscal 2021.  The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2021.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020.

    Included in cash and cash equivalents at January 23, 2021 and July 25, 2020 are $82,042 and $76,259, respectively, of demand deposits invested at Wakefern at overnight money market rates.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 23, 2021.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	January 23, 2021	July 25, 2020
Unsecured revolving line of credit	$—	$50,000
Secured term loan	48,679	—
Unsecured term loan	22,900	24,694
New Market Tax Credit Financing	5,798	5,921

Total debt, excluding obligations under leases	77,377	80,615
Less current portion	6,976	6,421

Total long-term debt, excluding obligations under leases	$70,401	$74,194

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

•On September 1, 2020, Village converted $50,000 of its revolving line of credit to a secured converted term loan. The conversion reduced the maximum amount available for borrowing under the revolving line of credit from $125,000 to $75,000. The term loan bears interest at the applicable LIBOR rate plus 1.50% and is repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. Additionally, Village previously executed a forward interest rate swap, effective on the conversion date, for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .69% per annum for 15 years, resulting in a fixed effective interest rate of 2.19% on the converted term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 23, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 23, 2021.

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

In 2020, the Company executed two interest rate swaps with an aggregate notional value of $75,500 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in LIBOR. The swaps replaced the applicable LIBOR with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $82 and $148 during the 13 and 26 weeks ended January 23, 2021, respectively, from Accumulated other comprehensive loss to Interest expense.

The notional value of the interest rate swaps were $71,960 as of January 23, 2021. The fair value of interest rate swaps recorded in other assets is $652 as of January 23, 2021.

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

10. SUBSEQUENT EVENTS

On February 22, 2021, Village closed the ShopRite store located in Silver Spring, Maryland. Despite continued investment in marketing and promotional programs, the store was unable to generate sales at a level sufficient to maintain profitability, resulting in its closure. The impacts associated with this closure will not be material to the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

    Village Super Market, Inc. (the “Company” or “Village”) operates a chain of twenty-nine ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

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

On February 22, 2021, Village closed the ShopRite store located in Silver Spring, Maryland. Despite continued investment in marketing and promotional programs, the store was unable to generate sales at a level sufficient to maintain profitability, resulting in its closure. The impacts associated with this closure will not be material to the consolidated financial statements.

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

    Online grocery ordering for in-store pick up or home delivery through ShopRite from Home is available in twenty-seven stores. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through

shoprite.com or the ShopRite app. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery through third party services is available in all Fairway and Gourmet Garage stores. In April 2020 we also added online ordering for home delivery through third party services in all ShopRite stores.

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

Safety. Our first priority has and will continue to be the safety of our associates and our customers. We implemented enhanced sanitation programs, including hourly cleaning of high touch point areas throughout our stores, nightly deep cleaning and biweekly disinfectant fogging in every store, reduced store hours to allow appropriate time for cleaning, limited the number of customers allowed in each store at a time, reduced service department offerings including the sale of bulk self-service merchandise and closure of in-store restaurants and dining areas, instituted a personal protective equipment program, required temperature checks for associates and installed Plexiglas shields, floor markers and additional signage in high traffic areas to signify six-foot distances to encourage proper social distancing.

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

Responding to the needs of our Customers and Communities. Expanded digital capabilities, including expansion of stores offering ShopRite from Home, expanded the ShopRite Order Express app to provide pre-ordering capabilities in the deli and other areas, contactless pickup, prescription drug pickup and delivery, launched partnerships with online grocery picking and delivery services to better support our customers increased demand for these services and expanded mobile scan to an additional 10 stores. In December 2020, we began administering COVID-19 vaccinations at certain of our retail pharmacies in New Jersey.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.87	73.04	72.38	72.60
Gross profit	27.13	26.96	27.62	27.40
Operating and administrative expense	24.19	24.63	24.76	24.96
Depreciation and amortization	1.68	1.78	1.73	1.80
Operating income	1.26	0.55	1.13	0.64
Interest expense	(0.19)	(0.13)	(0.19)	(0.13)
Interest income	0.17	0.24	0.17	0.27
Income before taxes	1.24	0.66	1.11	0.78
Income taxes	0.37	0.20	0.33	0.23
Net income	0.87%	0.46%	0.78%	0.55%

    Sales.  Sales were $522,818 in the 13 weeks ended January 23, 2021, an increase of 19.5% compared to the 13 weeks ended January 25, 2020.

Sales were $1,012,954 in the in the 26 weeks ended January 23, 2021, an increase of 19.9% compared to the 26 weeks ended January 25, 2020.

Sales increased in both the 13 and 26 weeks ended January 23, 2021 due to the Fairway acquisition on May 14, 2020, the opening of the Stroudsburg replacement store on November 1, 2019 and a same store sales increase of 6.5%. Same store sales increased due primarily to increased customer demand across most stores due to the impact of the COVID-19 pandemic. We continue to experience higher average basket sizes and decreased transaction counts as customers consolidate shopping trips. Digital sales growth accelerated through both ShopRite from Home and partnerships with online grocery picking and delivery services, increasing 176% and 174% in the 13 and 26 weeks ended January 23, 2021, respectively, compared to the 13 and 26 weeks ended January 25, 2020. Demand remains high in most stores, however sales at Fairway and Gourmet Garage locations in Manhattan during the 13 and 26 weeks ended January 23, 2021 have been significantly negatively impacted due primarily to residential population migration out of the city and less commuter and tourist traffic during the COVID-19 pandemic.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .17% in the 13 weeks ended January 23, 2021 compared to the 13 weeks ended January 25, 2020 due primarily to higher margins associated with Fairway despite higher costs as we transition and integrate commissary operations into our business. Excluding the impact of Fairway, gross profit as a percentage of sales decreased .15% due primarily to decreased departmental gross margin percentages (.15%), an unfavorable change in product mix (.05%) and increased warehouse assessment charges from Wakefern (.36%) partially offset by increased patronage dividends and rebates received from Wakefern (.15%) and lower promotional spending (.26%).

Gross profit as a percentage of sales increased .22% in the 26 weeks ended January 23, 2021 compared to the 26 weeks ended January 25, 2020 due primarily to higher margins associated with Fairway despite higher costs as we transition and integrate commissary operations into our business. Excluding the impact of Fairway, gross profit as a percentage of sales decreased .30% due primarily to decreased departmental gross margin percentages (.50%), increased warehouse assessment charges from Wakefern (.10%) and an unfavorable change in product mix (.04%) partially offset by lower promotional spending (.31%) and increased patronage dividends and rebates received from Wakefern (.03%).

Departmental gross profits, excluding the impact of Fairway, decreased in the 13 and 26 weeks ended January 23, 2021 compared to the 13 and 26 weeks ended January 25, 2020 due primarily to continued price investments resulting from

ShopRite's Right Price Promise pricing strategy introduced in October 2019. Both product mix and departmental gross margin percentages were also impacted by limitations in service departments and product availability as a result of the COVID-19 pandemic.

    Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .44% in the 13 weeks ended January 23, 2021 compared to the 13 weeks ended January 25, 2020. The 13 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.28%) (see note 4 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.10%), store closure costs and charges to write off the variable lease obligations of the old Stroudsburg store (.12%). Excluding these items, operating and administrative expense as a percentage of sales increased .06% in the 13 weeks ended January 23, 2021 compared to the 13 weeks ended January 25, 2020 due primarily to increased occupancy costs as a result of the Fairway acquisition (.63%), increased external costs associated with digital sales (.45%) and incremental costs related to COVID-19, including enhanced wages and benefits and expanded safety and sanitation protocols, (.07%) partially offset by decreased payroll (.61%), other fringe benefits (.25%), maintenance costs (.12%) and legal and consulting fees (.07%). Payroll, other fringe benefits and maintenance costs decreased primarily due to leverage from higher sales and reductions in service department offerings partially offset by the addition of Fairway and growth of ShopRite from Home.

Operating and administrative expense as a percentage of sales decreased .20% in the 26 weeks ended January 23, 2021 compared to the 26 weeks ended January 25, 2020. The 26 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.15%) (see note 4 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.15%), store closure costs and charges to write off the variable lease obligations of the old Stroudsburg store (.09%). Excluding these items, operating and administrative expense as a percentage of sales increased .19% in the 26 weeks ended January 23, 2021 compared to the 26 weeks ended January 25, 2020 due primarily to increased occupancy costs due primarily to the Fairway acquisition (.70%), increased external costs associated with digital sales (.42%) and incremental costs related to COVID-19, including enhanced wages and benefits and expanded safety and sanitation protocols, (.15%) partially offset by decreased payroll (.59%), other fringe benefits (.30%) and maintenance costs (.09%). Payroll, other fringe benefits and maintenance costs decreased primarily due to leverage from higher sales and reductions in service department offerings partially offset by the addition of Fairway and growth of ShopRite from Home.

    Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 26 weeks ended January 23, 2021 compared to the 13 and 26 weeks ended January 25, 2020 due primarily to depreciation related to the Fairway acquisition.

Interest Expense.  Interest expense increased in the 13 and 26 weeks ended January 23, 2021 compared to the 13 and 26 weeks ended January 25, 2020 due primarily to interest expense related to the credit agreement entered into on May 6, 2020 (see note 7 to the consolidated financial statements).

Interest Income.  Interest income decreased in the 13 and 26 weeks ended January 23, 2021 compared to the 13 and 26 weeks ended January 25, 2020 due primarily to lower interest rates for amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 29.9% in both the 13 and 26 weeks ended January 23, 2021, compared to 30.3% and 30.0% in the 13 and 26 weeks ended January 25, 2020, respectively.
Net Income.  Net income was $4,555 in the 13 weeks ended January 23, 2021 compared to $2,005 in the 13 weeks ended January 25, 2020. The 13 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $871 (net of tax), pre-opening costs related to the
Stroudsburg, Pennsylvania replacement store of $304 (net of tax) and store closure costs and charges to write off the variable lease obligations related to the old Stroudsburg store of $365 (net of tax). Excluding these items, net income increased 28% in the 13 weeks ended January 23, 2021 compared to the prior year. Net income increased due to increased same store sales partially offset by lower sales volumes in Manhattan and higher costs as we transition and integrate commissary operations into our business.

Net income was $7,916 in the 26 weeks ended January 23, 2021 compared to $4,572 in the 26 weeks ended January 25, 2020. The 26 weeks ended January 25, 2020 includes a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $871 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax). Excluding these items, net income increased 15% in the 26 weeks ended January 23, 2021 compared to the prior year. Net income increased due to increased same store sales partially offset by lower sales volumes in Manhattan and higher costs as we transition and integrate commissary operations into our business.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020. As of January 23, 2021, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24,911 in the 26 weeks ended January 23, 2021 compared to $27,761 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2021 was primarily due to changes in working capital partially offset by increased net income. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $939 in fiscal 2021 compared to an increase of $5,456 in fiscal 2020. The change in impact of working capital is due primarily to higher merchandise inventories and a decrease in accounts payable to Wakefern as stock levels and inventory turnover normalized in the first half of fiscal 2021 following the COVID outbreak.

During the 26 weeks ended January 23, 2021, Village used cash to fund capital expenditures of $9,958, dividends of $6,523, principal payment of long-term debt of $4,091 and additional investments of $1,141 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the integration of Fairway stores, completion of one major remodel, continued expansion of self checkout and equipment purchases.

    Village has revised its budgeted capital expenditures lower than previously estimated to $25,000 in fiscal 2021 due primarily to shifts in timing of planned store remodels. Planned expenditures include several smaller store remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2021 are expected to be cash and cash equivalents on hand at January 23, 2021 and operating cash flow generated in fiscal 2021.

    At January 23, 2021, the Company held variable rate notes receivable due from Wakefern of $26,726 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $27,423 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $38,202 at January 23, 2021 compared to $34,522 at July 25, 2020. Working capital ratios at the same dates were 1.24 and 1.21 to one, respectively.   The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

•On September 1, 2020, Village converted $50,000 of its revolving line of credit to a secured converted term loan. The conversion reduced the maximum amount available for borrowing under the revolving line of credit from $125,000 to $75,000. The term loan bears interest at the applicable LIBOR rate plus 1.50% and is repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. Additionally, Village previously executed a forward interest rate swap, effective on the conversion date, for a notional amount equal to the term loan amount that fixes the base LIBOR rate at .69% per annum for 15 years, resulting in a fixed effective interest rate of 2.19% on the converted term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 23, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 23, 2021.

    There have been no other substantial changes as of January 23, 2021 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020.

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
•We revised our budgeted capital expenditures lower than previously estimated to $25,000 in fiscal 2021 due primarily to shifts in timing of planned store remodels. Planned expenditures include several smaller store remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 23, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: March 4, 2021	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 4, 2021	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)