Form 10-Q
period 2021-04-24
VILLAGE SUPER MARKET INC
filed 2021-06-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 24, 2021

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

June 3, 2021

Class A Common Stock, No Par Value	10,259,088 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	April 24, 2021	July 25, 2020
ASSETS
Current assets
Cash and cash equivalents	$112,677	$111,681
Merchandise inventories	44,972	42,135
Patronage dividend receivable	7,740	11,204
Income taxes receivable	8,190	12,801
Other current assets	19,803	19,499
Total current assets	193,382	197,320

Property, equipment and fixtures, net	255,648	269,741
Operating lease assets	297,256	309,756
Notes receivable from Wakefern	54,716	53,008
Investment in Wakefern	30,483	29,462
Goodwill	24,190	24,190
Other assets	34,403	32,069

Total assets	$890,078	$915,546
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,199	$19,121
Finance lease obligations	515	466
Notes payable to Wakefern	521	303
Current portion of debt	6,976	6,421
Accounts payable to Wakefern	75,626	83,045
Accounts payable and accrued expenses	24,705	29,793
Accrued wages and benefits	23,147	23,649
Total current liabilities	152,689	162,798
Long-term debt
Operating lease obligations	285,883	298,027
Finance lease obligations	22,518	23,078
Notes payable to Wakefern	413	882
Long-term debt	68,614	74,194
Total long-term debt	377,428	396,181
Pension liabilities	6,146	6,166
Other liabilities	16,547	18,081
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,985 shares at April 24, 2021 and July 25, 2020	69,964	68,072
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at April 24, 2021 and July 25, 2020	697	697
Retained earnings	286,946	286,241
Accumulated other comprehensive loss	(6,400)	(8,751)
Less treasury stock, Class A, at cost: 726 shares at April 24, 2021 and July 25, 2020	(13,939)	(13,939)
Total shareholders’ equity	337,268	332,320

Total liabilities and shareholders’ equity	$890,078	$915,546
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 24, 2021	April 25, 2020	April 24, 2021	April 25, 2020
Sales	$481,093	$458,292	$1,494,047	$1,303,116

Cost of sales	347,671	328,391	1,080,817	941,722

Gross profit	133,422	129,901	413,230	361,394

Operating and administrative expense	121,156	106,987	371,968	317,861

Depreciation and amortization	8,418	7,678	25,925	22,914

Operating income	3,848	15,236	15,337	20,619

Interest expense	(994)	(563)	(2,963)	(1,698)

Interest income	904	910	2,670	3,199

Income before income taxes	3,758	15,583	15,044	22,120

Income taxes	1,184	4,431	4,554	6,396

Net income	$2,574	$11,152	$10,490	$15,724

Net income per share:
Class A common stock:
Basic	$0.20	$0.86	$0.80	$1.22
Diluted	$0.18	$0.77	$0.72	$1.09

Class B common stock:
Basic	$0.13	$0.56	$0.52	$0.79
Diluted	$0.13	$0.56	$0.52	$0.79

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 24, 2021	April 25, 2020	April 24, 2021	April 25, 2020
Net income	$2,574	$11,152	$10,490	$15,724

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	953	—	2,047	—
Amortization of pension actuarial loss, net of tax (2)	101	100	304	303
Pension settlement loss, net of tax (3)	—	83	—	954
Pension remeasurement, net of tax (4)	—	323	—	(381)

Comprehensive income	$3,628	$11,658	$12,841	$16,600

(1)Amount is net of tax of $417 and $896 for the 13 and 39 weeks ended April 24, 2021, respectively.
(2)Amounts are net of tax of $46 and $44 for the 13 weeks April 24, 2021 and April 25, 2020, respectively, and $137 and $132 for the 39 weeks ended April 24, 2021 and April 25, 2020, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $33 and $408 for the 13 and 39 weeks ended April 25, 2020. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(4)Amounts are net of tax of $139 and $164 for the 13 and 39 weeks ended April 25, 2020.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended April 24, 2021 and April 25, 2020
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 23, 2021	10,985	$69,324	4,294	$697	$287,634	$(7,454)	726	$(13,939)	$336,262
Net income	—	—	—	—	2,574	—	—	—	2,574
Other comprehensive income, net of tax of $463	—	—	—	—	—	1,054	—	—	1,054
Dividends	—	—	—	—	(3,262)	—	—	—	(3,262)
Share-based compensation expense	—	640	—	—	—	—	—	—	640
Balance, April 24, 2021	10,985	$69,964	4,294	$697	$286,946	$(6,400)	726	$(13,939)	$337,268

Balance, January 25, 2020	10,586	$66,655	4,294	$697	$272,401	$(7,972)	513	$(9,799)	$321,982
Net income	—	—	—	—	11,152	—	—	—	11,152
Other comprehensive income, net of tax of $216	—	—	—	—	—	506	—	—	506
Dividends	—	—	—	—	(3,259)	—	—	—	(3,259)
Treasury stock purchases	—	—	—	—	—	—	213	(4,140)	(4,140)
Restricted shares forfeited	(1)	(19)	—	—	—	—	—	—	(19)
Share-based compensation expense	385	786	—	—	—	—	—	—	786
Balance, April 25, 2020	10,970	$67,422	4,294	$697	$280,294	$(7,466)	726	$(13,939)	$327,008

	39 Weeks Ended April 24, 2021 and April 25, 2020
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	10,490	—	—	—	10,490
Other comprehensive income, net of tax of $1,033	—	—	—	—	—	2,351	—	—	2,351
Dividends	—	—	—	—	(9,785)	—	—	—	(9,785)
Restricted shares forfeited	(8)	(24)	—	—	—	—	—	—	(24)
Share-based compensation expense	8	1,916	—	—	—	—	—	—	1,916
Balance, April 24, 2021	10,985	$69,964	4,294	$697	$286,946	$(6,400)	726	$(13,939)	$337,268

Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672
Net income	—	—	—	—	15,724	—	—	—	15,724
Other comprehensive income, net of tax of $376	—	—	—	—	—	876	—	—	876
Dividends	—	—	—	—	(9,697)	—	—	—	(9,697)
Treasury stock purchases	—	—	—	—	—	—	224	(4,389)	(4,389)
Restricted shares forfeited	(10)	(199)	—	—	—	—	—	—	(199)
Share-based compensation expense	387	2,507	—	—	—	—	—	—	2,507
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,385	—	—	—	—	3,514	—	—	—	3,514
Balance, April 25, 2020	10,970	$67,422	4,294	$697	$280,294	$(7,466)	726	$(13,939)	$327,008

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	39 Weeks Ended
	April 24, 2021	April 25, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,490	$15,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,003	22,914
Non-cash share-based compensation	1,892	2,308
Loss on pension settlements	—	1,362
Deferred taxes	(1,539)	983
Provision to value inventories at LIFO	—	400
Gain on sale of property, equipment and fixtures	(1,031)	(1,252)
Changes in assets and liabilities:
Merchandise inventories	(2,837)	5,490
Patronage dividend receivable	3,464	4,408
Accounts payable to Wakefern	(6,485)	9,962
Accounts payable and accrued expenses	(4,076)	(3,153)
Accrued wages and benefits	(502)	(982)
Income taxes receivable / payable	4,611	1,278
Other assets and liabilities	2,005	(38)
Net cash provided by operating activities	32,995	59,404
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,901)	(47,812)
Proceeds from the sale of assets	1,076	1,261
Investment in notes receivable from Wakefern	(1,708)	(2,243)
Acquisition deposit in escrow	—	(7,600)
Acquisition of Gourmet Garage, net of cash acquired	—	64
Net cash used in investing activities	(15,533)	(56,330)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	50,000	—
Principal payments of long-term debt	(6,459)	(507)
Payments on revolving line of credit	(50,000)	—
Debt issuance costs	(222)	—
Dividends	(9,785)	(9,697)
Treasury stock purchases	—	(4,389)
Net cash used in financing activities	(16,466)	(14,593)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	996	(11,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,681	101,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,677	$89,602

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,963	$1,698
Income taxes	$1,475	$4,132

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$351	$93
Capital expenditures included in accounts payable and accrued expenses	$3,779	$5,221
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 24, 2021 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 24, 2021 and April 25, 2020 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 25, 2020 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 24, 2021 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 24, 2021		April 25, 2020		April 24, 2021		April 25, 2020
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$286,882	59.6%	$291,257	63.5%	$904,651	60.6%	$812,089	62.3%
Fresh (2)	176,013	36.6	148,489	32.4	533,622	35.7	434,669	33.4
Pharmacy	16,303	3.4	17,252	3.8	49,406	3.3	52,486	4.0
Other (3)	1,895	0.4	1,294	0.3	6,368	0.4	3,872	0.3

Total Sales	$481,093	100.0%	$458,292	100.0%	$1,494,047	100.0%	$1,303,116	100.0%
(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including ShopRite from Home service fees, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both April 24, 2021 and July 25, 2020, approximately 63% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,101 higher than reported at both April 24, 2021 and July 25, 2020.

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

    The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 24, 2021		April 24, 2021
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$1,943	$551	$7,914	$2,242
Conversion of Class B to Class A shares	551	—	2,242	—
Net income allocated, diluted	$2,494	$551	$10,156	$2,242

Denominator:
Weighted average shares outstanding, basic	9,850	4,294	9,850	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,144	4,294	14,144	4,294

	13 Weeks Ended		39 Weeks Ended
	April 25, 2020		April 25, 2020
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$8,431	$2,398	$11,892	$3,390
Conversion of Class B to Class A shares	2,398	—	3,390	—
Net income allocated, diluted	$10,829	$2,398	$15,282	$3,390

Denominator:
Weighted average shares outstanding, basic	9,789	4,294	9,775	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,083	4,294	14,069	4,294

    Outstanding stock options to purchase Class A shares of 156 and 159 were excluded from the calculation of diluted net income per share at April 24, 2021 and April 25, 2020, respectively, as a result of their anti-dilutive effect. In addition, 398 and 397 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 24, 2021 and April 25, 2020, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the three defined benefit pension plans sponsored in fiscal 2021 and the four defined benefit pension plans sponsored in fiscal 2020 includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 24, 2021	April 25, 2020	April 24, 2021	April 25, 2020
Service cost	$54	$51	$162	$152
Interest cost on projected benefit obligations	422	512	1,266	1,643
Expected return on plan assets	(483)	(733)	(1,449)	(2,061)
Loss on settlement	—	116	—	1,362
Amortization of net losses	147	144	441	435
Net periodic pension cost	$140	$90	$420	$1,531

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
Additionally, the Company recognized a settlement loss of $116 and $693 in the 13 and 39 weeks ended April 25, 2020, respectively, for a plan where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost. Assumptions used in the related remeasurement include a discount rate of 2.85% and long term expected rate of return on plan assets of 5.00%.
    As of April 24, 2021, the Company has not made any contributions to its pension plans in fiscal 2021.  The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2021.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020.

    Included in cash and cash equivalents at April 24, 2021 and July 25, 2020 are $82,651 and $76,259, respectively, of demand deposits invested at Wakefern at overnight money market rates.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 24, 2021.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	April 24, 2021	July 25, 2020
Unsecured revolving line of credit	$—	$50,000
Secured term loan	47,852	—
Unsecured term loan	22,003	24,694
New Market Tax Credit Financing	5,735	5,921

Total debt, excluding obligations under leases	75,590	80,615
Less current portion	6,976	6,421

Total long-term debt, excluding obligations under leases	$68,614	$74,194

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at April 24, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 24, 2021.

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

In 2020, the Company executed two interest rate swaps with an aggregate notional value of $75,500 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in LIBOR. The swaps replaced the applicable LIBOR with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $86 and $234 during the 13 and 39 weeks ended April 24, 2021, respectively, from Accumulated other comprehensive loss to Interest expense.

The notional value of the interest rate swaps were $70,216 as of April 24, 2021. The fair value of interest rate swaps recorded in other assets is $2,022 as of April 24, 2021.

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

On February 22, 2021, Village closed the ShopRite store located in Silver Spring, Maryland. Despite continued investment in marketing and promotional programs, the store was unable to generate sales at a level sufficient to maintain profitability, resulting in its closure. The impacts associated with this closure were not material to the consolidated financial statements.

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

    Online grocery ordering for in-store pick up or home delivery through ShopRite from Home is available in all of our ShopRite stores. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through

shoprite.com or the ShopRite app. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery through third party services is available in all Fairway and Gourmet Garage stores. In April 2020 we also added online ordering for home delivery through third party services in all ShopRite stores.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

COVID-19

The Company was significantly impacted by the COVID-19 outbreak as it operates in and around one of the early U.S. epicenters of the health crisis. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. We continue to experience changes in customer shopping habits, shifts in product mix and increased demand through digital channels as a result of the COVID-19 pandemic. Demand remains high in most stores, however sales at Fairway and Gourmet Garage locations in Manhattan have been negatively impacted by localized residential population migration out of the city and less commuter and tourist traffic. We expect continued uncertainty in our business as well as the local and regional economies in which we operate depending on the duration and intensity of the COVID-19 pandemic (see the "Outlook" section below for further discussion of risks and uncertainties).

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 24, 2021	April 25, 2020	April 24, 2021	April 25, 2020
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.27	71.66	72.34	72.27
Gross profit	27.73	28.34	27.66	27.73
Operating and administrative expense	25.18	23.34	24.90	24.39
Depreciation and amortization	1.74	1.68	1.74	1.76
Operating income	0.81	3.32	1.02	1.58
Interest expense	(0.21)	(0.12)	(0.20)	(0.13)
Interest income	0.19	0.20	0.18	0.25
Income before taxes	0.79	3.40	1.00	1.70
Income taxes	0.25	0.97	0.30	0.49
Net income	0.54%	2.43%	0.70%	1.21%

    Sales.  Sales were $481,093 in the 13 weeks ended April 24, 2021, an increase of 5.0% compared to the 13 weeks ended April 25, 2020.  Sales increased in the 13 weeks ended April 24, 2021 due to the Fairway acquisition on May 14, 2020 partially offset by a same store sales decrease of 5.5%.

Sales were $1,494,047 in the 39 weeks ended April 24, 2021, an increase of 14.7% compared to the 39 weeks ended April 25, 2020. Sales increased in the 39 weeks ended April 24, 2021 due to the Fairway acquisition on May 14, 2020, the opening of the Stroudsburg replacement store on November 1, 2019 and a same store sales increase of 2.3%.

Same store sales decreased in the 13 weeks ended April 24, 2021 due primarily to the unprecedented sales levels at the beginning of the COVID-19 outbreak in our trade area in March 2020. Since the beginning of the COVID-19 pandemic, we have experienced higher average basket sizes and decreased transaction counts as customers have consolidated shopping trips. Additionally, digital sales growth accelerated through both ShopRite from Home and partnerships with online grocery picking and delivery services, increasing 127% and 155% in the 13 and 39 weeks ended April 24, 2021, respectively, compared to the 13 and 39 weeks ended April 25, 2020. During the COVID-19 pandemic, sales at Fairway and Gourmet Garage locations in Manhattan during the 13 and 39 weeks ended April 24, 2021 have been significantly negatively impacted due primarily to residential population migration out of the city and less commuter and tourist traffic.

On a two-year stacked basis, same store sales increased 7.7% and 7.4% in the 13 and 39 weeks ended April 24, 2021, respectively, compared to the 13 and 39 weeks ended April 27, 2019.

The Company expects same store sales in fiscal 2021 to range from an increase of 1.0% to 2.0% compared to fiscal 2020. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales decreased .61% in the 13 weeks ended April 24, 2021 compared to the 13 weeks ended April 25, 2020. Higher margins associated with Fairway increased gross profit (.70%) despite higher costs as we transition and integrate commissary operations into our business. Excluding the impact of Fairway, gross profit as a percentage of sales decreased 1.31% due primarily to decreased departmental gross margin percentages (1.00%), increased warehouse assessment charges from Wakefern (.59%) and higher promotional spending (.21%) partially offset by favorable change in product mix (.46%), and increased patronage dividends and rebates received from Wakefern (.03%). These trends are due primarily to the disproportionately high sales levels at the beginning of the pandemic during the 13 weeks ended April 25, 2020 which favorably impacted departmental gross profit margins through reduced shrink costs, reduced promotional spending due to decreased sale item penetration, increased sales leverage on fixed warehouse assessment charges from Wakefern and resulted in a lesser mix of higher margin perishable items. Additionally, departmental gross profits decreased due partly to continued price investments as part of ShopRite's Right Price Promise pricing strategy.

Gross profit as a percentage of sales decreased .07% in the 39 weeks ended April 24, 2021 compared to the 39 weeks ended April 25, 2020. Higher margins associated with Fairway increased gross profit (.62%) despite higher costs as we transition and integrate commissary operations into our business. Excluding the impact of Fairway, gross profit as a percentage of sales decreased .70% due primarily to decreased departmental gross margin percentages (.73%), increased warehouse assessment charges from Wakefern (.26%) partially offset by a favorable change in product mix (.14%), lower promotional spending (.12%) and increased patronage dividends and rebates received from Wakefern (.03%). Departmental gross profits decreased due partly to continued price investments as part of from ShopRite's Right Price Promise pricing strategy.

    Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased 1.84% in the 13 weeks ended April 24, 2021 compared to the 13 weeks ended April 25, 2020. The 13 weeks ended April 24, 2021 includes a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs, (.08%) and the 13 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 (.27%) and a pension settlement charge of (.03%). Excluding these items, operating and administrative expense as a percentage of sales increased 1.68% in the 13 weeks ended April 24, 2021 compared to the 13 weeks ended April 25, 2020 due primarily to increased occupancy costs as a result of the Fairway acquisition (0.99%), increased external fees and transportation costs associated with digital sales (.54%), increased payroll (.83%) and increased facility costs, including utilities, repairs and maintenance (.36%), partially offset by decreased costs related to COVID-19, including enhanced wages and benefits, security and outside sanitation services (1.13%). Payroll and facilities costs increased primarily due to reduced sales leverage, increasing wage rates and the addition of Fairway.

Operating and administrative expense as a percentage of sales increased .51% in the 39 weeks ended April 24, 2021 compared to the 39 weeks ended April 25, 2020. The 39 weeks ended April 24, 2021 includes a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs, (.03%) and the 39 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 (.09%), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges (.10%) (see note 4 to the consolidated financial statements), pre-opening costs of the Stroudsburg, Pennsylvania replacement store (.10%) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store (.06%). Excluding these items, operating and administrative expense as a percentage of sales increased .71% in the 39 weeks ended April 24, 2021 compared to the 39 weeks ended April 25, 2020 due primarily to increased occupancy costs due primarily to the Fairway acquisition (.85%) and increased external fees and transportation costs associated with digital sales (.49%), partially offset by decreased costs related to COVID-19, including enhanced wages and benefits, security and outside sanitation services (.30%) and lower payroll and fringe benefit costs (.30%). Payroll and fringe benefits decreased primarily due to leverage from higher sales and reductions in service department offerings partially offset by the addition of Fairway and growth of ShopRite from Home.

    Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 39 weeks ended April 24, 2021 compared to the 13 and 39 weeks ended April 25, 2020 due primarily to depreciation related to the Fairway acquisition.

Interest Expense.  Interest expense increased in the 13 and 39 weeks ended April 24, 2021 compared to the 13 and 39 weeks ended April 25, 2020 due primarily to interest expense related to the credit agreement entered into on May 6, 2020 (see note 7 to the consolidated financial statements).

Interest Income.  Interest income decreased in the 13 and 39 weeks ended April 24, 2021 compared to the 13 and 39 weeks ended April 25, 2020 due primarily to lower interest rates for amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 31.5% and 30.3% in the 13 and 39 weeks ended April 24, 2021, compared to 28.4% and 28.9% in the 13 and 39 weeks ended April 25, 2020, respectively. The increase in the effective income tax rate is due primarily to favorable return to provision adjustments in the 13 and 39 weeks ended April 25, 2020.
Net Income.  Net income was $2,574 in the 13 weeks ended April 24, 2021 compared to $11,152 in the 13 weeks ended April 25, 2020. The 13 weeks ended April 24, 2021 includes a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs, of $278 (net of tax) and the 13 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 of $854 (net of tax) and pension settlement charges of $83 (net of tax). Excluding these items, net income decreased 78% in the 13 weeks ended April 24, 2021 compared to the prior year. Net income decreased compared to the prior year period due primarily to the sharp rise in sales volumes at the beginning of the COVID-19 pandemic in March 2020 that resulted in higher gross profit margins and sales leverage on operating expenses during the 13 weeks ended April 25, 2020. Additionally, the 13 weeks ended April 24, 2021 were negatively impacted by lower sales volumes in Manhattan and higher costs as we transition and integrate commissary operations into our business.

Net income was $10,490 in the 39 weeks ended April 24, 2021 compared to $15,724 in the 39 weeks ended April 25, 2020. The 39 weeks ended April 24, 2021 includes a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs, of $278 (net of tax). The 39 weeks ended April 25, 2020 includes a gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020 of $854 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $954 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax). Excluding these items, net income decreased 40% in the 39 weeks ended April 24, 2021 compared to the prior year. Net income decreased due primarily to lower sales volumes in Manhattan and higher costs as we transition and integrate commissary operations into our business.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets and goodwill, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020. As of April 24, 2021, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $32,995 in the 39 weeks ended April 24, 2021 compared to $59,404 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2021 was primarily due to changes in working capital and lower net income. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $3,820 in fiscal 2021 compared to an increase of $16,965 in fiscal 2020. The change in impact of working capital is due primarily to the significant increase in inventory turnover in March and April 2020 at the beginning of the COVID-19 outbreak that lowered stock levels and increased accounts payable to Wakefern.

During the 39 weeks ended April 24, 2021, Village used cash to fund capital expenditures of $14,901, dividends of $9,785, principal payment of long-term debt of $6,459 and additional investments of $1,708 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the integration of Fairway stores, completion of one major remodel, continued expansion of ShopRite from Home and self-checkout.

    Village has budgeted capital expenditures of $25,000 in fiscal 2021. Planned expenditures include several smaller remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2021 are expected to be cash and cash equivalents on hand at April 24, 2021 and operating cash flow generated in fiscal 2021.

    At April 24, 2021, the Company held variable rate notes receivable due from Wakefern of $27,022 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $27,694 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $40,693 at April 24, 2021 compared to $34,522 at July 25, 2020. Working capital ratios at the same dates were 1.27 and 1.21 to one, respectively.   The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at April 24, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 24, 2021.

    There have been no other substantial changes as of April 24, 2021 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 25, 2020.

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

•The Company expects same store sales in fiscal 2021 to range from an increase of 1.0% to 2.0%.
•Excluding the impact of acquired stores, we expect decreased gross profit margins due to continued investments in retail pricing through the Right Price Promise commitment to everyday low pricing on the items customers purchase most frequently that was introduced in October 2019.

•We have budgeted capital expenditures of $25,000 in fiscal 2021. Planned expenditures include several smaller remodels, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.
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

Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report. These include:

•The Company operates in and around one of the epicenters of the COVID-19 health crisis. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. The continuing impact on our business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the impact of the COVID-19 health crisis may exacerbate other risks and uncertainties included herein, which could have a material effect on the Company.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 24, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: June 3, 2021	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 3, 2021	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)