Form 10-K
period 2021-07-31
VILLAGE SUPER MARKET INC
filed 2021-10-14
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended July 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $179.0 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 23, 2021, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 14, 2021

Class A common stock, no par value	10,260,906 Shares
Class B common stock, no par value	4,293,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2021 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 17, 2021 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
PART I
(All dollar amounts are in thousands, except per share and per square foot data).

ITEM I.   BUSINESS

GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  Village operates a chain of twenty-nine ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland.

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

During fiscal 2021, sales per store were $52,713 and sales per average square foot of selling space were $1,349.

Below is a summary of the range of store sizes at July 31, 2021:

Total Square Feet	Number of Stores

Greater than 60,000	16
50,001 to 60,000	9
40,001 to 50,000	5
20,000 to 40,000	4
Less than 20,000	3
Total	37

These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded specialty departments such as an onsite bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies. Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner.

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

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

Product Categories
	2021	2020
Groceries	34.7%	35.9%
Dairy and Frozen	17.2	17.1
Produce	13.2	11.9
Meats	9.8	9.9
Non-Foods	7.0	7.9
Deli and Prepared Food	7.7	7.4
Pharmacy	3.3	3.8
Seafood	3.2	2.9
Bakery	2.4	2.1
Liquor	1.1	0.7
Other	0.4	0.4
	100%	100%

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

We have budgeted $40,000 for capital expenditures in fiscal 2022.  Planned expenditures include three major remodels, several smaller store remodels, the purchase of Galloway store shopping center, one new Gourmet Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

Fiscal 2021

Fiscal 2021 capital expenditures include one major remodel, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

On February 22, 2021, Village closed the ShopRite store located in Silver Spring, Maryland. Despite continued investment in marketing and promotional programs, the store was unable to generate sales at a level sufficient to maintain profitability, resulting in its closure. The impacts associated with this closure were not material to the consolidated financial statements.

Fiscal 2020

On May 14, 2020, Village completed its acquisition of certain assets, including five supermarkets averaging 52,000 sq. ft. (30,000 selling sq. ft.), a production distribution center (the “PDC”) and the intellectual property of Fairway Group Holdings Corp. and certain of its subsidiaries (“Fairway”), including the names “Fairway” and “Fairway Markets” for $73,622, net of cash acquired. Four of the supermarkets are in Manhattan, specifically the Upper West Side, Upper East Side, Kips Bay and Chelsea locations, and a fifth store is located in Pelham, NY. Like Village, Fairway traces its roots back to a neighborhood market over 80 years ago. Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. The PDC is a centralized commissary that promotes production efficiency, product quality and consistency in the bakery, prepared foods, meals to go and other perishable product categories. Production costs at the PDC, including materials, labor and overhead, are included in Cost of sales. The Fairway acquisition expanded our presence in New York City under an iconic city brand and provides Village the ability to expand centralized food production to support stores under all of our banners.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.2% of Wakefern’s outstanding stock as of July 31, 2021.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 48 shareholder members operate 362 supermarkets and other retail formats, including 92 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite, Fairway and Gourmet Garage names and trademarks, and to participate in related advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 12.4% of ShopRite sales in fiscal 2021.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all broadcast television, radio, print and digital advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including workers' compensation, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, including shoprite.com, gourmetgarage.com, fairway.com, branded apps and other store services.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Whitehouse, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro, Breinigsville and Hatfield Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2021 and 2020.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite, The Fresh Grocer, Fairway, Gourmet Garage or Dearborn Market supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire,

Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $33,004 at July 31, 2021.  The total amount of debt outstanding from all capital pledges to Wakefern is $3,423 at July 31, 2021.  The maximum per store investment increased from $950 to $975 in fiscal 2021, resulting in an additional $670 capital pledge, which was paid in fiscal 2021.

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

LABOR

As of July 31, 2021, the Company employed approximately 7,268 persons with approximately 70% working part-time.  Approximately 89% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between March 2020 and August 2025.  Approximately 10% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 31, 2021, Village owns the sites of six of its supermarkets (containing 412,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center, and the micro-fulfillment center in southern New Jersey.  The remaining 31 stores (containing 1,614,000 square feet of total space), PDC and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Twenty-three of these leased stores are located in shopping centers or city storefronts and the remaining eight are freestanding stores. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

As of July 31, 2021, finance lease right-of-use assets of $12,806 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.

The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 31, 2021 was approximately $37,457. For additional information on lease obligations, see Note 7 to the consolidated financial statements.

Village is a limited partner in two partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

On October 13, 2021, Village completed the acquisition of the Galloway store shopping center for $9,800. As of July 31, 2021, the right-of-use asset and obligation related to the Galloway store's lease were $873 and $887, respectively.

ITEM 3.   LEGAL PROCEEDINGS

Superstorm Sandy devastated Village's trade area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. Wakefern, as the policy holder, has pursued recovery of uncollected insurance claims on behalf of all Wakefern members through litigation against the insurance carrier and others since October 2013. Litigation over this matter has ended and the Company received an additional $2,733 in the 4th quarter of fiscal 2020 which was recognized as a reduction in operating and administrative expense. Village has received a total of $6,730 related to losses incurred as a result of Superstorm Sandy.

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

2021	High	Low
4th Quarter	$25.46	$22.55
3rd Quarter	$26.19	$21.07
2nd Quarter	$23.89	$21.56
1st Quarter	$26.41	$23.19
2020	High	Low
4th Quarter	$27.72	$22.43
3rd Quarter	$24.58	$17.10
2nd Quarter	$28.40	$22.46
1st Quarter	$26.73	$24.26

As of October 1, 2021, there were approximately 278 holders of record of Class A common stock.

During fiscal 2021, Village paid cash dividends of $13,050.  Dividends in fiscal 2021 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2020, Village paid cash dividends of $12,965.  Dividends in fiscal 2020 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2021 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 31, 2021		July 25, 2020		July 27, 2019		July 28, 2018		July 29, 2017
Sales	$2,030,330		$1,804,594		$1,643,502		$1,612,015		$1,604,574
Net income	19,994	(1)	24,939	(2)	25,539	(3)	25,080	(4)	22,921
Net income as a % of sales	0.98%		1.38%		1.55%		1.56%		1.43%
Net income per share:
Class A common stock:
Basic	$1.53		$1.93		$1.98		$1.95		$1.80
Diluted	1.37		1.72		1.77		1.74		1.60
Class B common stock:
Basic	1.00		1.25		1.29		1.27		1.16
Diluted	1.00		1.25		1.29		1.27		1.16
Cash dividends per share:
Class A	1.00		1.00		1.00		1.00		1.00
Class B	0.65		0.65		0.65		0.65		0.65

At year-end
Total assets (5)	$889,004		$915,546		$502,289		$481,590		$455,225
Long-term debt (5)	370,078		396,181		47,725		48,186		42,646
Working capital	44,023		34,522		56,307		89,201		85,279
Shareholders’ equity	341,473		332,320		318,672		303,145		286,820
Book value per share	23.48		22.84		22.15		21.08		19.93

Other data
Same store sales trend (6)	2.3%		5.3%		(0.5)%		0.2%		0.0%
Total square feet	2,026,000		2,091,000		1,804,000		1,770,000		1,717,000
Average total sq. ft. per store	55,000		55,000		55,000		59,000		59,000
Selling square feet	1,481,000		1,529,000		1,401,000		1,384,000		1,353,000
Sales per average square foot of selling space (7)	$1,349		$1,275		$1,186		$1,188		$1,186
Number of stores	37		38		33		30		29
Sales per average number of stores (7)	$52,713		$53,284		$54,715		$55,450		$55,330
Capital expenditures and acquisitions	25,233		54,495		27,988		35,464		27,726

(1) Includes a $2,802 (net of tax) gain on the sale of the leasehold interest in a non-supermarket related parking lot lease obtained as part of the Fairway acquisition, a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs of $276 (net of tax), non-cash impairment charges for the Fairway trade name and the long lived assets for one Gourmet Garage store of $2,010 (net of tax), pension settlement charges of $407 (net of tax) and estimated net income of $417 due to the fiscal year including a 53rd week.
(2) Includes a $1,911 (net of tax) gain for Superstorm Sandy insurance proceeds received, an $854 (net of tax) gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020, a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, a $1,423 (net of tax) gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement, transaction costs incurred for the Fairway acquisition of $1,888 (net of tax), amortization of acquisition related inventory step-up of $355 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $1,160 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax).
(3) Includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received, a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation and a non-cash pension charge related to pension settlement charges of $308 (net of tax).
(4) Includes a $3,300 reduction in deferred tax expense as a result of the Tax Cuts and Jobs Act, an $822 (net of tax) non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store.
(5) On July 28, 2019, the Company adopted ASU 2016-02, “Leases.” The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities, included in long-term debt of $99,415 and $111,139, respectively, as of the date of adoption.
(6) New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2021 excludes the impact of the 53rd week in fiscal 2021 and fiscal 2017 excludes the impact of the 53rd week in fiscal 2016.
(7) Amounts for the year ended July 25, 2020 exclude the results of the Fairway stores acquired on May 14, 2020, amounts for the year ended July 27, 2019 exclude the results of the Gourmet Garage stores acquired on June 24, 2019. Amounts for the year ended July 28, 2018 exclude results of the store opened in the Bronx, New York on June 28, 2018.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2021
Sales	$490,136	$522,818	$481,093	$536,283	$2,030,330
Gross profit	137,963	141,845	133,422	151,814	565,044
Net income	3,360	4,555	2,574	9,500	19,994
Net income per share:
Class A common stock:
Basic	0.26	0.35	0.20	0.73	1.53
Diluted	0.23	0.31	0.18	0.65	1.37
Class B common stock:
Basic	0.17	0.23	0.13	0.47	1.00
Diluted	0.17	0.23	0.13	0.47	1.00

2020
Sales	$407,402	$437,422	$458,292	$501,478	$1,804,594
Gross profit	113,546	117,947	129,901	145,081	506,475
Net income	2,567	2,005	11,138	9,229	24,939
Net income per share:
Class A common stock:
Basic	0.20	0.16	0.86	0.71	1.93
Diluted	0.18	0.14	0.77	0.63	1.72
Class B common stock:
Basic	0.13	0.10	0.56	0.46	1.25
Diluted	0.13	0.10	0.56	0.46	1.25

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW

Village operates a chain of twenty-nine ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.

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

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2021 contains 53 weeks and fiscal 2020 contains 52 weeks.

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

NON-GAAP MEASURES
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles (“GAAP”). We provide non-GAAP measures, including Adjusted net income and Adjusted operating and administrative expenses management believes these metrics are useful to investors and analysts. These non-GAAP financial measures should not be considered as an alternative to GAAP measures such as net income, operating income, operating and administrative expense or any other GAAP measure of performance. These measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. We believe Adjusted net income and Adjusted operating and administrative expense are useful metrics to investors and analysts because they present more accurate year-over-year comparisons of our net income and operating and administrative expense. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to the Company's results of operations may be impacted by such differences. The Company's presentation of Non-GAAP Measures should not be construed as an implication that its future results will be unaffected by unusual or non-recurring items.

The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	53 Weeks Ended	52 Weeks Ended
	July 31, 2021	July 25, 2020

Net Income	$19,994	$24,938

Adjustments to Gross Profit:
Amortization of acquisition related inventory step up	—	507

Adjustments to Operating and administrative expense:
Gain on sale of assets (1)	(4,768)	(1,220)
Non-cash pension termination and settlement charges	587	1,604
Store closure costs (2)	325	799
New store pre-opening costs (3)	—	1,274
Gain on Superstorm Sandy insurance proceeds	—	(2,733)
Fairway acquisition transaction costs	—	2,701
Break-up fee income (4)	—	(2,035)

Other adjustments:
Impairment of assets (5)	2,900	—
Estimated income from 53rd week (6)	(602)	—

Adjustments to Income taxes:
Tax impact of adjustments to gross profit and operating expenses	478	(236)
Tax gain on federal net operating loss carryback	—	(2,512)

Adjusted net income	$18,914	$23,087

Operating and administrative expense	498,786	444,833
Total adjustments to operating administrative expense	3,856	(390)
Adjusted operating and administrative expense	502,642	444,443
Adjusted operating and administrative expense as a % of sales	24.76%	24.63%

(1) Fiscal 2021 includes a $4,044 gain on the sale of the leasehold interest in a non-supermarket related parking lot obtained as part of the Fairway acquisition and a $724 gain on the sale of the pharmacy prescription list related to the Silver Spring store. Fiscal 2020 includes a gain on the sale of the pharmacy prescription lists related to three store pharmacies closed in March 2020.
(2) Fiscal 2021 includes costs associated with the closure of the Silver Spring, Maryland store on February 22, 2021 and Fiscal 2020 includes charges to write off the lease asset and related obligations for the old Stroudsburg store.
(3) Fiscal 2020 pre-opening costs relate to the Stroudsburg replacement store opened on November 1, 2019.
(4) Fiscal 2020 gain due to the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement.
(5) Fiscal 2021 non-cash impairment charges for the Fairway trade name of $2,386 and the long-lived assets for one Gourmet Garage store of $514.
(6) Fiscal 2021 is a 53-week fiscal year, with the additional week included in the fourth quarter.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	July 31, 2021	July 25, 2020
Sales	100.00%	100.00%
Cost of sales	72.17%	71.93%
Gross profit	27.83%	28.07%
Operating and administrative expense	24.57%	24.65%
Depreciation and amortization	1.69%	1.74%
Impairment of assets	0.14%	—%
Operating income	1.43%	1.68%
Interest expense	(0.19)%	(0.14)%
Interest income	0.18%	0.22%
Income before income taxes	1.42%	1.76%
Income taxes	0.44%	0.38%
Net income	0.98%	1.38%

SALES

Sales were $2,030,330 in fiscal 2021, an increase of $225,736, or 12.5% from fiscal 2020. Sales increased $35,433, or 2.0%, due to fiscal 2021 containing 53 weeks. Excluding the impact of the 53rd week, sales increased due to the Fairway acquisition completed on May 14, 2020, the opening of the Stroudsburg replacement store on November 1, 2019 and a same store sales increase of 1.8%. Excluding the impact of the 53rd week, same store sales increased 7.5% in fiscal 2021 on a two-year stacked basis compared to fiscal 2019.

Since the beginning of the COVID-19 pandemic, we have experienced higher average basket sizes and decreased transaction counts as customers have consolidated shopping trips. Additionally, both food inflation and increased Supplemental Nutrition Assistance Program ("SNAP") benefits positively impacted sales. Same store digital sales growth accelerated through both ShopRite from Home and partnerships with online grocery picking and delivery services, increasing 68% in fiscal 2021 compared to fiscal 2020 and 219% on a two-year stacked basis. During the COVID-19 pandemic, fiscal 2021 sales at Fairway and Gourmet Garage locations in Manhattan have been significantly negatively impacted due primarily to residential population migration out of the city and less commuter and tourist traffic.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT

Gross profit as a percentage of sales decreased to 27.83% in fiscal 2021 compared to 28.07% in fiscal 2020. Higher margins associated with Fairway increased gross profit (.22%), despite higher costs as we transition and integrate commissary operations into our business. Excluding the impact of Fairway, gross profit as a percentage of sales decreased .46% due primarily to decreased departmental gross margin percentages (.48%) and increased warehouse assessment charges from Wakefern (.34%), partially offset by a favorable change in product mix (0.17%), lower promotional spending (0.16%) and increased patronage dividends and rebates received from Wakefern (.03%). Departmental gross profits decreased due partly to price investments.

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales decreased to 24.57% in fiscal 2021 compared to 24.65% in fiscal 2020. Adjusted operating and administrative expense as a percentage of sales increased to 24.76% in fiscal 2021 compared to 24.63% in fiscal 2020.

Adjusted operating and administrative expense increased due primarily to increased occupancy costs due primarily to the Fairway acquisition (.56%) and increased external fees and transportation costs associated with digital sales (.42%), partially offset by decreased costs related to COVID-19, including enhanced wages and benefits, security and outside sanitation services (.62%) and lower payroll and fringe benefit costs (.24%). Payroll and fringe benefits decreased primarily due to leverage from higher sales, reductions in service department offerings, labor shortages and productivity initiatives partially offset by the addition of Fairway, growth of ShopRite from Home and minimum wage and demand driven pay rate increases.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $34,195 and $31,358 in fiscal 2021 and 2020, respectively. Depreciation and amortization expense increased in fiscal 2021 compared to the prior year due to depreciation related to assets acquired as part of the Fairway acquisition.

IMPAIRMENT OF ASSETS

Impairment of assets includes non-cash charges related to the Fairway trade name of $2,386 (see note 1 to the consolidated financial statements) and the long-lived assets for one Gourmet Garage store of $514.

INTEREST EXPENSE

Interest expense was $3,943 and $2,611 in fiscal 2021 and 2020, respectively. Interest expense increased in fiscal 2021 compared to fiscal 2020 due primarily to interest expense related to the credit agreement entered into on May 6, 2020 (see note 7 to the consolidated financial statements).

INTEREST INCOME

Interest income was $3,633 and $4,060 in fiscal 2021 and 2020, respectively. Interest income decreased in fiscal 2021 compared to fiscal 2020 due primarily to lower interest rates for amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 30.7% and 21.4% in fiscal 2021 and 2020, respectively.

Fiscal 2020 includes a $2,512 benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate. Excluding the impact of these adjustments, the effective income tax rate was 29.3% in fiscal 2020. The increase in the effective tax rate in fiscal 2021 is due primarily to favorable return to provision adjustments in fiscal 2020 and increased state taxable income in higher tax rate jurisdictions.

NET INCOME

Net income was $19,994 in fiscal 2021 compared to $24,939 in fiscal 2020.  Adjusted net income was $18,914 in fiscal 2021 compared to $23,087 in fiscal 2020. Adjusted net income decreased 18% in fiscal 2021 compared to the prior year due primarily to lower sales volumes in Manhattan and higher costs as we transition and integrate commissary operations into our business.

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

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 31, 2021. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations. The fair value of indefinite-lived intangible assets are estimated based on the discounted cash flow model using the relief from royalty method.

Manhattan store sales have been impacted by localized residential population migration out of Manhattan and less commuter and tourist traffic during the COVID-19 pandemic. Due to uncertainty regarding the duration and extent of the impact of the COVID-19 pandemic on Manhattan, the Company recognized an impairment charge related to the Fairway trade name of $2,386 for year ended July 31, 2021.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $11,860 and $11,204 at July 31, 2021 and July 25, 2020, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 31, 2021 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 2.44% at July 31, 2021 compared to 2.26% at July 25, 2020. Changes in the discount rate and updated assumptions on mortality tables and improvement scales resulted in a net decrease in the projected benefit obligation by approximately $(1,206) at July 31, 2021. Village evaluated the expected increase in compensation costs of 4.50% and concluded no changes in this assumption was necessary in estimating pension plan obligations and expense. The Company utilizes a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases.  Based on the Company’s LDI strategy, the Company assumed a weighted-average assumed long-term rate of return on plan assets of 3.36% in fiscal 2021.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$9,693	$(12,211)	$376	$(436)
Expected return on assets	+ / - 1.0%	$—	—	$589	$(589)

Village made no contributions in both fiscal 2021 and fiscal 2020 to these Company-sponsored pension plans. In fiscal 2020 the Company began the process of terminating the Village Super Market, Inc. Employees’ Retirement Plan. Upon satisfaction of all regulatory requirements, which is expected to occur during fiscal 2022, the Company will fully fund and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. At the time of settlement, the Company will recognize a non-cash pre-tax charge representing the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date. As of July 31, 2021, the funded status of this plan is a net liability of $3,844 and the pre-tax amount included in Accumulated other comprehensive loss is $15,155. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the consolidated financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $52,692 in fiscal 2021 compared to $83,948 in fiscal 2020. The change in cash flows from operating activities in fiscal 2021 was primarily due to changes in working capital and net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes, loss on pension settlements, the provision to value inventories at LIFO and the gain on sale of prescription lists and property, equipment and fixtures.

Working capital changes, including other assets and other liabilities, decreased net cash provided by operating activities by $1,587 in fiscal 2021 compared an increase in net cash provided by operating activities of $1,127 in fiscal 2020. This change in impact of working capital is due primarily to lower accounts payable to Wakefern and Accounts payable and accrued expense due to inventory turnover and operations normalizing after the initial impact of the pandemic partially offset by changes in timing of income tax payments.

During fiscal 2021, Village used cash to fund capital expenditures of $25,233, dividends of $13,050, principal payments of long-term debt of $8,414 and additional investments of $2,287 in notes receivable from Wakefern, net of proceeds received on matured notes. Capital expenditures include one major remodel, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

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

LIQUIDITY and DEBT

Working capital was $44,023 and $34,522 at July 31, 2021 and July 25, 2020, respectively. Working capital ratios at the same dates were 1.29 and 1.21 to one, respectively. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

We have budgeted $40,000 for capital expenditures in fiscal 2022.  Planned expenditures include three major remodels, several smaller store remodels, the purchase of the Galloway store shopping center, one new Gourmet Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2022 are expected to be cash and cash equivalents on hand at July 31, 2021 and operating cash flow generated in fiscal 2022.

At July 31, 2021, the Company held variable rate notes receivable due from Wakefern of $27,325 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $27,970 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 31, 2021, Village had demand deposits invested at Wakefern in the amount of $86,670. These deposits earn overnight money market rates.

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

•On September 1, 2020, Village converted $50,000 of its revolving line of credit to a secured converted term loan. The conversion reduced the maximum amount available for borrowing under the revolving line of credit from $125,000 to $75,000. The term loan bears interest at the applicable LIBOR rate plus 1.50% and is repayable in equal monthly installments based on a fifteen-year amortization schedule beginning on the conversion date. Additionally, Village previously executed a forward interest rate swap, effective on the conversion date, for a notional amount equal to the term loan amount that fixes the base LIBOR rate at 0.69% per annum for 15 years, resulting in a fixed effective interest rate of 2.19% on the converted term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 31, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 31, 2021. As of July 31, 2021, $67,664 remained available under the unsecured revolving line of credit.

During fiscal 2021, Village paid cash dividends of $13,050.  Dividends in fiscal 2021 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•Due to continued uncertainties in the extent and duration of the COVID-19 pandemic and its impact on our business, we will not provide same store sales guidance for fiscal 2022.
•We have budgeted $40,000 for capital expenditures in fiscal 2022.  Planned expenditures include three major remodels, several smaller store remodels, the purchase of the Galloway store shopping center, one new Gourmet Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.
•The Board’s current intention is to continue to pay quarterly dividends in 2022 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2022 to be in the range of 30.5% - 31.5%.
•We expect approximately $15,891 of net periodic pension costs in fiscal 2022 related to the three Company sponsored defined benefit pension plans, including a $15,155 non-cash, pre-tax settlement charge representing the remaining unrecognized losses within accumulated other comprehensive loss related to a plan termination expected to occur during fiscal 2022. The Company will fully fund this plan and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. As of July 31, 2021, the funded status of this plan is a net liability of $3,844. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report. These include:

•The Company operates in and around one of the epicenters of the initial COVID-19 health crisis in the United States with much of our trade area under stay-at-home orders from mid-March 2020 through June 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities in which we operate. The continuing impact on our business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the impact of the COVID-19 health crisis may exacerbate other risks and uncertainties included herein, which could have a material effect on the Company.
•The Fairway acquisition involves a number of risks, uncertainties and challenges, including under-performance relative to our expectations, additional capital requirements, unforeseen expenses or delays, imprecise assumptions or our inability to achieve projected cost savings or other synergies, competitive factors in the marketplace and difficulties integrating the business, including merging company cultures, cultivating brand strategy, expansion of food production and conforming the acquired company's technology, standards, processes, procedures and controls. Sales and operating profits have underperformed compared to projected amounts due primarily to population migration out of Manhattan and less commuter and tourist traffic during the COVID-19 pandemic. Many of these potential circumstances are outside of our control and any of them could result in an adverse impact on our results of operations, financial condition and cash flows and the diversion of management time and resources.
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
•Village purchases substantially all of its merchandise from Wakefern. In addition, Wakefern provides the Company with support services in numerous areas including advertising, workers' compensation, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Further, Village receives patronage dividends and other product incentives from Wakefern and also has demand deposits and notes receivable due from Wakefern.

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
•Approximately 89% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.
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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 31, 2021, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $3,423. The maximum per store investment is currently $975. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, workers' compensation, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

At July 31, 2021, the Company held variable rate notes receivable due from Wakefern of $27,325 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $27,970 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 31, 2021, Village had demand deposits invested at Wakefern in the amount of $86,670. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,355 in both fiscal 2021 and 2020, and aggregate lease obligations of $2,276 at July 31, 2021. Both leases contain normal periodic rent increases and options to extend the lease.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $704 and $688 in fiscal 2021 and 2020, respectively, and has a related lease obligation of $3,227 at July 31, 2021. This lease expires in fiscal 2026 with options to extend at increasing annual rents.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,579 and $1,455 in fiscal 2021 and 2020, respectively, and has aggregate lease obligations of $12,781 at July 31, 2021 related to these leases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	July 31, 2021	July 25, 2020
ASSETS
Current Assets
Cash and cash equivalents	$116,314	$111,681
Merchandise inventories	42,633	42,135
Patronage dividend receivable	11,860	11,204
Income taxes receivable	5,111	12,801
Other current assets	20,398	19,499
Total current assets	196,316	197,320
Property, equipment and fixtures, net	256,154	269,741
Operating lease assets	289,461	309,756
Notes receivable from Wakefern	55,295	53,008
Investment in Wakefern	33,004	29,462
Goodwill	24,190	24,190
Other assets	34,584	32,069

Total assets	$889,004	$915,546
LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Operating lease obligations	$21,627	$19,121
Finance lease obligations	531	466
Notes payable to Wakefern	632	303
Current portion of debt	6,976	6,421
Accounts payable to Wakefern	70,792	83,045
Accounts payable and accrued expenses	25,098	29,793
Accrued wages and benefits	25,036	23,649
Income taxes payable	1,601	—
Total current liabilities	152,293	162,798
Long-term debt
Operating lease obligations	278,135	298,027
Finance lease obligations	22,325	23,078
Notes payable to Wakefern	2,791	882
Long-term debt	66,827	74,194
Total long-term debt	370,078	396,181
Pension liabilities	10,182	6,166
Other liabilities	14,978	18,081
Commitments and Contingencies (Notes 3, 4, 5, 6, 7, 9 and 11)
Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,978 shares at July 31, 2021 and 10,985 shares at July 25, 2020	70,594	68,072
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at July 31, 2021 and July 25, 2020	697	697
Retained earnings	293,185	286,241
Accumulated other comprehensive loss	(9,064)	(8,751)
Less treasury stock, Class A, at cost: 726 shares at July 31, 2021 and July 25, 2020	(13,939)	(13,939)
Total shareholders’ equity	341,473	332,320
Total liabilities and shareholders' equity	$889,004	$915,546
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
	Years ended
	July 31, 2021	July 25, 2020
	(53 Weeks)	(52 Weeks)

Sales	$2,030,330	$1,804,594
Cost of sales	1,465,286	1,298,119

Gross profit	565,044	506,475

Operating and administrative expense	498,786	444,833
Depreciation and amortization	34,195	31,358
Impairment of assets	2,900	—

Operating income	29,163	30,284

Interest expense	(3,943)	(2,611)
Interest income	3,633	4,060

Income before income taxes	28,853	31,733
Income taxes	8,859	6,794

Net income	$19,994	$24,939

Net income per share:
Class A common stock:
Basic	$1.53	$1.93
Diluted	$1.37	$1.72

Class B common stock:
Basic	$1.00	$1.25
Diluted	$1.00	$1.25

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Years ended
	July 31, 2021	July 25, 2020

Net income	$19,994	$24,939

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of tax (1)	1,428	(659)
Amortization of pension actuarial loss, net of tax (2)	409	397
Pension remeasurement, net of tax (3)	(2,559)	(1,307)
Pension settlement loss, net of tax (4)	409	1,160
Total other comprehensive loss	(313)	(409)

Comprehensive income	$19,681	$24,530

(1)Amount is net of tax of $604 and $262 for 2021and 2020, respectively.
(2)Amounts are net of tax of $179 and $158 for 2021 and 2020, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $1,484 and $536 for 2021 and 2020, respectively.
(4)Amounts are net of tax of $178 and $444 for 2021 and 2020, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 31, 2021 and July 25, 2020
						Accumulated Other Comprehensive Loss			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 27, 2019	10,593	$65,114	4,294	$697	$270,753	$(8,342)	502	$(9,550)	$318,672
Net income	—	—	—	—	24,939	—	—	—	24,939
Other comprehensive loss, net of tax of $196	—	—	—	—	—	(409)	—	—	(409)
Dividends	—	—	—	—	(12,965)	—	—	—	(12,965)
Treasury stock purchases	—	—	—	—	—	—	224	(4,389)	(4,389)
Restricted shares forfeited	(20)	(208)	—	—	—	—	—	—	(208)
Share-based compensation expense	412	3,166	—	—	—	—	—	—	3,166
Adjustment due to the adoption of ASU 2016-02, net of tax of $1,358	—	—	—	—	3,514	—	—	—	3,514
Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	19,994	—	—	—	19,994
Other comprehensive loss, net of tax of $523	—	—	—	—	—	(313)	—	—	(313)
Dividends	—	—	—	—	(13,050)	—	—	—	(13,050)
Restricted shares forfeited	(15)	(71)	—	—	—	—	—	—	(71)
Share-based compensation expense	8	2,593	—	—	—	—	—	—	2,593
Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 31, 2021	July 25, 2020
	(53 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,994	$24,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,701	31,701
Non-cash share-based compensation	2,522	2,958
Loss on pension settlements	587	1,604
Deferred taxes	(2,542)	11,190
Provision to value inventories at LIFO	220	589
Amortization of business acquisition inventory step-up	—	508
Impairment of assets	2,900	—
Gain on sale of assets	(5,103)	(1,252)

Changes in assets and liabilities:
Merchandise inventories	(718)	661
Patronage dividend receivable	(656)	704
Accounts payable to Wakefern	(10,645)	18,866
Accounts payable and accrued expenses	(3,741)	6,210
Accrued wages and benefits	1,387	2,767
Income taxes receivable / payable	9,291	(13,828)
Other assets and liabilities	3,495	(3,669)

Net cash provided by operating activities	52,692	83,948

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,233)	(54,495)
Proceeds from the sale of assets	1,147	1,261
Investment in notes receivable from Wakefern	(2,287)	(2,800)
Business acquisitions, net of cash acquired	—	(73,622)

Net cash used in investing activities	(26,373)	(129,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	50,000	25,500
Principal payments of long-term debt	(8,414)	(1,666)
Proceeds from revolving line of credit	—	61,915
Payments on revolving line of credit	(50,000)	(11,915)
Debt issuance costs	(222)	(212)
Dividends	(13,050)	(12,965)
Treasury stock purchases, including shares surrendered for withholding taxes	—	(4,389)

Net cash (used in) provided by financing activities	(21,686)	56,268

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,633	10,560

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	111,681	101,121

CASH AND CASH EQUIVALENTS, END OF YEAR	$116,314	$111,681

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,943	$2,611
Income taxes	1,475	9,432

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$2,872	$382
Capital expenditures included in accounts payable and accrued expenses	3,162	5,050
 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data).

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 34 supermarkets under the ShopRite and Fairway names in New Jersey, Maryland, New York and eastern Pennsylvania and three specialty markets under the Gourmet Garage name in New York City. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names.  This relationship provides Village many of the economies of scale in purchasing, distribution, store and own branded products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2021 contains 53 weeks and fiscal 2020 contains 52 weeks.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, pension accounting assumptions, accounting for contingencies, accounting for derivative instruments and hedging activities, purchase accounting and the impairment of long-lived assets, goodwill and indefinite-lived intangible assets. Actual results could differ from those estimates.

Industry segment

The Company consists of one operating segment, the retail sale of food and nonfood products.

Revenue recognition

Revenue is recognized at the point of sale to the customer, including Pharmacy sales. Digital channel sales are recognized either upon pickup in-store or upon delivery to the customer, including any related service revenues. Sales tax is excluded from revenue.

Discounts provided to customers through store coupons and loyalty programs are recognized as a reduction of sales as products are sold. Discounts provided to customers by vendors are not recognized as a reduction in sales. Rather, the Company records a receivable from the vendor for the difference in sales price and payment received from the customer.

The Company does not recognize revenue when it sells gift cards redeemable at Wakefern member stores. Payment collected from customers for sale of these gift cards is passed on to Wakefern as they can be redeemed at other locations, including those operated by Wakefern or other Wakefern members. Revenue is recognized and a receivable from Wakefern is recorded when a customer redeems these gift cards to purchase products or services.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 31, 2021		July 25, 2020
	Amount	%	Amount	%
Center Store (1)	$1,218,550	60.6%	$1,111,751	61.6%
Fresh (2)	736,657	35.7%	616,271	34.2%
Pharmacy	67,048	3.3%	68,508	3.8%
Other (3)	8,075	0.4%	8,064	0.4%

Total Sales	$2,030,330	100.0%	$1,804,594	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

Cost of sales

Cost of sales consists of costs of inventory, inbound freight charges, and production costs at the Company's centralized commissary, including materials, labor and overhead.

The Company receives vendor allowances and rebates, including the patronage dividend and amounts received as a pass through from Wakefern, related to the Company’s buying and merchandising activities. Vendor allowances and rebates are recognized as a reduction in cost of sales when the related merchandise is sold or when the required contractual terms are completed.

Shipping and handling costs associated with the Company’s digital sales are included in operating and administrative expense.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $10,638 and $11,535 at July 31, 2021 and July 25, 2020, respectively. Included in cash and cash equivalents at July 31, 2021 and July 25, 2020 are $86,670 and $76,259, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 62% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $15,321 and $15,101 higher than reported in fiscal 2021 and 2020, respectively. All other inventories are stated at the lower of FIFO cost or market.

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
The Company determines if an arrangement is a lease at inception, and recognizes a finance and operating lease liability and asset for all leases with terms of more than 12 months at the lease commencement date. Finance and operating lease liabilities represent the present value of minimum lease payments not yet paid. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate as the discount rate implicit within its leases is generally not determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances related to operating leases in rent expense on a straight-line basis over the term of the lease. Finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Additional information on leases is provided in Note 7.
Advertising

Advertising costs are expensed as incurred. Advertising expense was $12,268 and $10,904 in fiscal 2021 and 2020, respectively.

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

Long-lived assets

The Company reviews long-lived assets, such as property, equipment and fixtures and operating lease assets on an individual store basis for impairment when circumstances indicate the carrying amount of an asset group may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived assets to their carrying value. For the year ended July 31, 2021 the Company recorded an impairment of long-lived assets for one Gourmet Garage store of $514.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company's indefinite-lived intangible assets balance of $13,299 and $15,685 as of July 31, 2021 and July 25, 2020, respectively, are related to the Fairway and Gourmet Garage trade names. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value at the reporting unit level, in addition to the value of the Company’s stock. The fair value of trade names are estimated based on the discounted cash flow model using the relief from royalty method.

Manhattan store sales have been impacted by localized residential population migration out of Manhattan and less commuter and tourist traffic during the COVID-19 pandemic. Due to uncertainty regarding the duration and extent of the impact of the COVID-19 pandemic on Manhattan, the Company recognized an impairment charge related to the Fairway trade name of $2,386 for year ended July 31, 2021.

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

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$15,095	$4,273	$18,857	$5,363
Conversion of Class B to Class A shares	4,273	—	5,363	—
Net income allocated, diluted	$19,368	$4,273	$24,220	$5,363

Denominator:
Weighted average shares outstanding, basic	9,853	4,294	9,794	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,147	4,294	14,088	4,294

Net income per share is as follows:

	2021		2020
	Class A	Class B	Class A	Class B
Basic	$1.53	$1.00	$1.93	$1.25
Diluted	$1.37	$1.00	$1.72	$1.25

Outstanding stock options to purchase Class A shares of 102 and 154 were excluded from the calculation of diluted net income per share at July 31, 2021 and July 25, 2020, respectively, as a result of their anti-dilutive effect. In addition, 392 and 413 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 31, 2021 and July 25, 2020, respectively, due to their anti-dilutive effect.

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

Recently issued accounting standards

In March 2020 and January 2021, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform: Scope", respectively. These standards provide temporary optional expedients and exceptions for the application of GAAP to certain contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as LIBOR. The guidance was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently assessing the potential impact of these standards on its consolidated financial statements and related disclosures, if adopted.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 31, 2021	July 25, 2020
Land and buildings	$105,325	$101,099
Store fixtures and equipment	329,454	321,746
Leasehold improvements	178,062	174,198
Leased property under finance leases	25,211	25,211
Construction in progress	5,535	4,777
Vehicles	3,494	4,369

Total property, equipment and fixtures	647,081	631,400
Accumulated depreciation	(378,522)	(350,201)
Accumulated amortization of property under finance leases	(12,405)	(11,458)

Property, equipment and fixtures, net	$256,154	$269,741

Amortization of leased property under finance leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.2% of the outstanding shares of Wakefern at July 31, 2021. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2021 and 2020. The Company also has an investment of approximately 9.3% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with workers' compensation, liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 31, 2021, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $3,423. Installment payments are due as follows: 2022 - $632; 2023 - $844; 2024 - $512; 2025 - $512; 2026 - $511; and $412 thereafter. The maximum per store investment increased from $950 to $975 in fiscal 2021, resulting in an additional $670 capital pledge, which was paid in fiscal 2021. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $43,003 and $33,151 in fiscal 2021 and 2020, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, workers' compensation, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $47,462 and $33,303 from Wakefern in fiscal 2021 and 2020, respectively, for non-merchandise products and services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.

At July 31, 2021, the Company held variable rate notes receivable due from Wakefern of $27,325 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $27,970 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 31, 2021, the Company had demand deposits invested at Wakefern in the amount of $86,670. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $3,522 and $3,992 in fiscal 2021 and 2020, respectively.

NOTE 4 — DEBT

Long-term debt consists of:

	July 31, 2021		July 25, 2020
Unsecured revolving line of credit	$—		$50,000
Secured term loan	47,025	$0	—
Unsecured term loan	21,104		24,694
New Market Tax Credit Financing	5,674		5,921

Total debt, excluding obligations under leases	73,803		80,615
Less current portion	6,976		6,421

Total long-term debt, excluding obligations under leases	$66,827		$74,194

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 31, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 31, 2021.

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

In 2020, the Company executed two interest rate swaps with an aggregate notional value of $75,500 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in LIBOR. The swaps replaced the applicable LIBOR with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $328 and $12 from Accumulated other comprehensive loss to Interest expense during fiscal 2021 and 2020, respectively.

The notional value of the interest rate swaps were $68,472 as of July 31, 2021. The fair value of interest rate swaps are included in the following captions on the consolidated balance sheets at July 31, 2021 and July 25, 2020:

	2021	2020
Other assets (liabilities)	1,111	(921)

The fair values of the Company’s interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are:

	2021	2020
Federal:
Current	$7,172	$(8,023)
Deferred	(2,037)	10,846

State:
Current	4,229	3,627
Deferred	(505)	344

	$8,859	$6,794

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 31, 2021	July 25, 2020
Deferred tax assets:
Lease liabilities	$106,615	$98,149
Tax credit carryforward	—	508
Compensation related costs	4,377	2,945
Pension costs	3,248	1,881
Other	552	752

Total deferred tax assets	114,792	104,235

Deferred tax liabilities:
Tax over book depreciation	22,653	23,626
Lease assets	98,994	92,021
Patronage dividend receivable	4,162	3,133
Investment in partnerships	1,162	1,076
Other	611	178

Total deferred tax liabilities	127,582	120,034

Net deferred tax liability	$(12,790)	$(15,799)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 31, 2021 and July 25, 2020:

	2021	2020
Other assets	1,642	702
Other liabilities	(14,432)	(16,501)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 31, 2021 and July 25, 2020.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	10.3%	9.9%
Federal net operating loss carryback	—%	(7.9)%
Other	(0.6)%	(1.6)%

Effective income tax rate	30.7%	21.4%

Fiscal 2020 includes a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate.

The Company is not currently under audit by any tax authorities, but is open to examination with varying statutes of limitations, generally ranging from three to four years.

NOTE 7 — LEASES
Description of leasing arrangements

The Company leases 32 retail stores, as well as a production distribution center (the "PDC"), the corporate headquarters and equipment at July 31, 2021. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas.

The composition of total lease cost is as follows:

		Years ended
	Consolidated Statement of Operations Classification	July 31, 2021	July 25, 2020
Operating lease cost	Operating and administrative expense	$37,677	$22,911
Finance lease cost
Amortization of leased assets	Depreciation and amortization	947	947
Interest on lease liabilities	Interest expense	2,000	2,059
Variable lease cost	Operating and administrative expense	19,479	16,473

Total lease cost		$60,103	$42,390

As of July 31, 2021 and July 25, 2020, finance lease right-of-use assets of $12,806 and $13,753, respectively, are included in property, equipment and fixtures, net in the Company's consolidated balance sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, are as follows as of July 31, 2021:

	Operating leases	Finance leases	Total
2022	$32,984	$2,470	$35,454
2023	35,988	2,689	38,677
2024	34,005	2,689	36,694
2025	32,563	2,820	35,383
2026	31,758	2,893	34,651
Thereafter	214,944	26,187	241,131
Total lease payments	382,242	39,748	421,990
Less amount representing interest	82,480	16,892	99,372

Present value of lease liabilities	$299,762	$22,856	$322,618

The Company has approximately $9,280 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 31, 2021.

As of July 31, 2021, the Company's lease terms and discount rates are as follows:

	July 31, 2021	July 25, 2020
Weighted-average remaining lease term (years)
Operating leases	12.5	13.3
Finance leases	14.4	15.4
Weighted-average discount rate
Operating leases	3.9%	3.9%
Finance leases	8.5%	8.5%

Supplemental cash flow information related to leases is as follows:

	2021	2020
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$34,768	$21,287
Operating cash flows from finance leases	2,000	2,059
Financing cash flows from finance leases	689	572

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $704 and $688 in fiscal 2021 and 2020, respectively, and has a related lease obligation of $3,227 at July 31, 2021. This lease expires in fiscal 2026 with options to extend at increasing annual rent.

The Company has ownership interests in three real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,579 and $1,556 in fiscal 2021 and 2020, respectively, and has related aggregate lease obligations of $12,781 at July 31, 2021.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $1,355 in both fiscal 2021 and 2020, and has related aggregate lease obligations of $2,276 at July 31, 2021. Both leases contain normal periodic rent increases and options to extend the lease.

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

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. The Company made open market purchases totaling $2,482 under this repurchase program in fiscal 2020 and an additional $1,907 in shares of Class A Common Stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2020. The Company's share repurchase program had $3,203 remaining at July 31, 2021 and July 25, 2020.

Village has two share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $2,522 and $2,958 in fiscal 2021 and 2020, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $633 and $202 in fiscal 2021 and 2020, respectively.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. Restricted stock awards primarily cliff vest three years from the date of grant. There are 1,078 shares remaining for future grants under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	2021		2020
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	156	$28.43	245	$28.43
Exercised	—	—	—	—
Forfeited	(54)	27.40	(89)	28.42
Expired	—	$—	—	$—

Outstanding at end of year	102	$28.98	156	$28.43

Options exercisable at end of year	102	$28.98	156	$28.43

As of July 31, 2021, the weighted-average remaining contractual term of options outstanding and options exercisable was 2.6 years. As of July 31, 2021, the aggregate intrinsic value was $0 for both options outstanding and options exercisable. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	2021		2020
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	413	$19.40	323	$27.02
Granted	8	25.06	412	19.40
Vested	(14)	18.98	(302)	27.14
Forfeited	(15)	18.98	(20)	25.59

Nonvested at end of year	392	$19.55	413	$19.40

The total fair value of restricted shares vested during fiscal 2021 and 2020 was $363 and $5,968, respectively.

As of July 31, 2021, there was $4,172 of total unrecognized compensation costs related to nonvested restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company declared and paid cash dividends on common stock as follows:

	2021	2020
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,259	$10,174
Class B common stock	2,791	2,791

	$13,050	$12,965

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

Net periodic pension cost for the plans include the following components:

	2021	2020
Service cost	$216	$202
Interest cost on projected benefit obligation	1,689	2,154
Expected return on plan assets	(1,932)	(2,792)
Loss on settlement	587	1,604
Amortization of gains and losses	588	555
Net periodic pension cost	$1,148	$1,723

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
Additionally, the Company recognized a settlement loss of $587 and $935 in fiscal 2021 and 2020, respectively, for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2021	2020
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$76,849	$69,932
Service cost	216	202
Interest cost	1,689	2,154
Benefits paid	(796)	(887)
Settlement	(2,563)	(6,733)
Actuarial loss	(2,166)	12,181
Benefit obligation at end of year	$73,229	$76,849

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$70,683	$65,173
Actual return on plan assets	(4,277)	13,130
Employer contributions	—	—
Benefits paid	(796)	(887)
Settlements paid	(2,563)	(6,733)
Fair value of plan assets at end of year	63,047	70,683

Funded status at end of year	$10,182	$6,166

Amounts recognized in the consolidated balance sheets:
Pension liabilities	10,182	6,166
Accumulated other comprehensive loss, net of income taxes	9,833	8,092

Amounts included in Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$14,167	$11,299

Company expects approximately $504 of the net actuarial loss, excluding the impact of any potential plan settlements, to be recognized as a component of net periodic benefit costs in fiscal 2022.

The accumulated benefit obligations of the plans were $71,931 and $76,849 at July 31, 2021 and July 25, 2020, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2021	2020
Projected benefit obligation	$73,229	$11,465
Accumulated benefit obligation	71,931	11,465
Fair value of plan assets	63,047	4,068

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2021	2020
Assumed discount rate — net periodic pension cost	2.26%	3.41%
Assumed discount rate — benefit obligation	2.44%	2.26%
Assumed rate of increase in compensation levels	4.50%	4.50%
Expected rate of return on plan assets	3.36%	4.82%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. The Company utilizes a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases. The target allocations for plan assets are 0-15% equity securities, 85-100% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made through mutual funds. In addition, one plan held Class A common stock of Village in the amount of $512 and $573 at July 31, 2021 and July 25, 2020, respectively.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 31, 2021			July 25, 2020
Asset Category	Level 1	Assets Measured at NAV	Total	Level 1	Assets Measured at NAV	Total
Cash	$83	$—	$83	$61	$—	$61

Equity securities:
Company stock	512	—	512	573	—	573
Mutual/Collective Trust Funds - U.S. (1)	—	1,174	1,174	—	1,214	1,214
Mutual/Collective Trust Funds - International (1)	—	387	387	—	396	396

Fixed income securities:
Mutual/Collective Trust Funds - Fixed Income (1)	—	60,891	60,891	—	68,439	68,439
Total	$595	$62,452	$63,047	$634	$70,049	$70,683

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

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2022	$63,114
2023	180
2024	220
2025	170
2026	7,410
2027 - 2030	1,010

In fiscal 2020 the Company began the process of terminating the Village Super Market, Inc. Employees’ Retirement Plan. Upon satisfaction of all regulatory requirements, which is expected to occur during fiscal 2022, the Company will fully fund and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. At the time of settlement, the Company will recognize a non-cash pre-tax charge representing the plan’s remaining unrecognized losses within accumulated other comprehensive loss as of the termination date. As of July 31, 2021, the funded status of this plan is a net liability of $3,844 and the pre-tax amount included in Accumulated other comprehensive loss is $15,155. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

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
The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2020 and 2019 is for the plan’s year-end at December 31, 2020 and December 31, 2019, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2020	2019		July 31, 2021	July 25, 2020	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$874	$886	N/A	August 2025
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	2,721	2,789	No	October 2023
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,260	$1,231	No	June 2024
Total Contributions					$4,855	$4,906

(1)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2020 and December 31, 2019.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2019 and December 31, 2018.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2020 and September 30, 2019.

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
(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 31, 2021, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $33,270 and $29,965 in fiscal 2021 and 2020, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $1,791 and $1,765 in fiscal 2021 and 2020, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $3,296 and $2,296 in fiscal 2021 and 2020, respectively.

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

Year ended
July 25, 2020

Sales	$2,034,163
Net Income	30,313

NOTE 11 — COMMITMENTS and CONTINGENCIES

Superstorm Sandy devastated Village's trade area on October 29, 2012 and resulted in the closure of almost all of our stores for periods of time ranging from a few hours to eight days. Village disposed of substantial amounts of perishable product and also incurred repair, labor and other costs as a result of the storm. Wakefern, as the policy holder, has pursued recovery of uncollected insurance claims on behalf of all Wakefern members through litigation against the insurance carrier and others since October 2013. Litigation over this matter has ended and the Company received an additional $2,733 in fiscal 2020 which was recognized as a reduction in operating and administrative expense. Village has received a total of $6,730 related to losses incurred as a result of Superstorm Sandy.

Approximately 89% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have or will expire between March 2020 and August 2025.  Approximately 10% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 12 — SUBSEQUENT EVENTS

On October 13, 2021, Village completed the acquisition of the Galloway store shopping center for $9,800. As of July 31, 2021, the right-of-use asset and obligation related to the Galloway store's lease were $873 and $887, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Village Super Market, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 31, 2021 and July 25, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and July 25, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of trade name intangible asset for impairment

As discussed in Note 1 to the consolidated financial statements, the Company tests its indefinite-lived intangible assets for impairment at the end of each fiscal year, or more frequently if circumstances dictate. Manhattan store sales have been impacted by localized residential population migration out of Manhattan and less commuter and tourist traffic during the COVID-19 pandemic. Due to uncertainty regarding the duration and extent of the impact of the COVID-19 pandemic on Manhattan, the Company recognized an impairment charge related to the Fairway trade name intangible asset of $2,386 for the year ended July 31, 2021. The estimated fair value of the trade name intangible asset was determined using the relief from royalty method. The Company’s indefinite-lived intangible asset balance of $13,299 as of July 31, 2021, included the Fairway trade name.

We identified the evaluation of the Company’s fair value assessment of the Fairway trade name intangible asset as a critical audit matter. Challenging and subjective auditor judgment was required to evaluate estimated future revenue and the discount rate used to determine the fair value of the Fairway trade name intangible asset due to their significant measurement uncertainty. Minor changes to these assumptions had a significant effect on the Company’s estimate of the fair value of the Fairway trade name intangible asset. Additionally, the audit effort associated with the evaluation of the Company’s discount rate required valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s indefinite lived intangible asset valuation process, including controls over the future revenue and discount rate assumptions. We compared estimates of future revenue to historical actual results and to current economic trends, including the impact of, and anticipated recovery from, the COVID-19 pandemic. We performed sensitivity analyses over the future revenue assumption to assess the impact of changes on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the elements of the discount rate assumption used by management, by comparing them against publicly available market data.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Short Hills, New Jersey
October 14, 2021

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2021.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2021, in connection with its Annual Meeting scheduled to be held on December 17, 2021.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2021, in connection with its Annual Meeting scheduled to be held on December 17, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 31, 2021.  All data relates to the Village Super Market, Inc. 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	102,000	$28.98	1,077,593

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2021, in connection with its annual meeting scheduled to be held on December 17, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2021, in connection with its annual meeting scheduled to be held on December 17, 2021.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 1, 2021, in connection with its annual meeting scheduled to be held on December 17, 2021.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 31, 2021 and July 25, 2020
Consolidated Statements of Operations - years ended July 31, 2021 and July 25, 2020
Consolidated Statements of Comprehensive Income - years ended July 31, 2021 and July 25, 2020
Consolidated Statements of Shareholders' Equity – years ended July 31, 2021 and July 25, 2020
Consolidated Statements of Cash Flows - years ended July 31, 2021 and July 25, 2020
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

Date: October 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 14, 2021	October 14, 2021

/s/ William Sumas	/s/ Peter Lavoy
William Sumas, Director	Peter Lavoy, Director
October 14, 2021	October 14, 2021

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 14, 2021	October 14, 2021

/s/ John J. Sumas	/s/ John L. Van Orden
John J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 14, 2021	October 14, 2021

/s/ Nicholas J. Sumas	/s/ Luigi Perri
Nicholas J. Sumas, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 14, 2021	October 14, 2021

/s/ Kevin Begley
Kevin Begley, Director
October 14, 2021