Form 10-Q
period 2021-10-30
VILLAGE SUPER MARKET INC
filed 2021-12-08
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 8, 2021

Class A Common Stock, No Par Value	10,256,904 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	October 30, 2021	July 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$105,087	$116,314
Merchandise inventories	46,021	42,633
Patronage dividend receivable	16,501	11,860
Notes receivable from Wakefern	27,635	—
Income taxes receivable	5,286	5,111
Other current assets	21,885	20,398
Total current assets	222,415	196,316

Property, equipment and fixtures, net	261,309	256,154
Operating lease assets	282,483	289,461
Notes receivable from Wakefern	28,252	55,295
Investment in Wakefern	33,004	33,004
Goodwill	24,190	24,190
Other assets	36,373	34,584

Total assets	$888,026	$889,004
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,667	$21,627
Finance lease obligations	547	531
Notes payable to Wakefern	629	632
Current portion of debt	6,976	6,976
Accounts payable to Wakefern	76,959	70,792
Accounts payable and accrued expenses	23,441	25,098
Accrued wages and benefits	23,272	25,036
Income taxes payable	566	1,601
Total current liabilities	154,057	152,293
Long-term debt
Operating lease obligations	271,500	278,135
Finance lease obligations	22,127	22,325
Notes payable to Wakefern	2,721	2,791
Long-term debt	65,041	66,827
Total long-term debt	361,389	370,078
Pension liabilities	10,240	10,182
Other liabilities	15,369	14,978
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,987 shares at October 30, 2021 and 10,978 shares at July 31, 2021	71,238	70,594
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at October 30, 2021 and July 31, 2021	697	697
Retained earnings	297,249	293,185
Accumulated other comprehensive loss	(8,185)	(9,064)
Less treasury stock, Class A, at cost: 730 shares at October 30, 2021 and 726 shares at July 31, 2021	(14,028)	(13,939)
Total shareholders’ equity	346,971	341,473

Total liabilities and shareholders’ equity	$888,026	$889,004
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended
	October 30, 2021	October 24, 2020
Sales	$494,211	$490,136

Cost of sales	354,031	352,173

Gross profit	140,180	137,963

Operating and administrative expense	121,283	124,363

Depreciation and amortization	8,335	8,714

Operating income	10,562	4,886

Interest expense	(970)	(987)

Interest income	976	891

Income before income taxes	10,568	4,790

Income taxes	3,240	1,430

Net income	$7,328	$3,360

Net income per share:
Class A common stock:
Basic	$0.56	$0.26
Diluted	$0.50	$0.23

Class B common stock:
Basic	$0.37	$0.17
Diluted	$0.37	$0.17

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended
	October 30, 2021	October 24, 2020
Net income	$7,328	$3,360

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	791	594
Amortization of pension actuarial loss, net of tax (2)	88	101

Comprehensive income	$8,207	$4,055

(1)Amount is net of tax of $339 and $261 for the 13 weeks ended October 30, 2021 and October 24, 2020, respectively.
(2)Amounts are net of tax of $38 and $46 for the 13 weeks October 30, 2021 and October 24, 2020, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended October 30, 2021 and October 24, 2020
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	7,328	—	—	—	7,328
Other comprehensive income, net of tax of $377	—	—	—	—	—	879	—	—	879
Dividends	—	—	—	—	(3,264)	—	—	—	(3,264)
Treasury stock purchases	—	—	—	—	—	—	4	(89)	(89)
Share-based compensation expense	9	644	—	—	—	—	—	—	644
Balance, October 30, 2021	10,987	$71,238	4,294	$697	$297,249	$(8,185)	730	$(14,028)	$346,971

Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	3,360	—	—	—	3,360
Other comprehensive income, net of tax of $307	—	—	—	—	—	695	—	—	695
Dividends	—	—	—	—	(3,257)	—	—	—	(3,257)
Restricted shares forfeited	(5)	(12)	—	—	—	—	—	—	(12)
Share-based compensation expense	8	635	—	—	—	—	—	—	635
Balance, October 24, 2020	10,988	$68,695	4,294	$697	$286,344	$(8,056)	726	$(13,939)	$333,741

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	13 Weeks Ended
	October 30, 2021	October 24, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,328	$3,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,712	9,072
Non-cash share-based compensation	644	623
Deferred taxes	(600)	(836)
Provision to value inventories at LIFO	250	—
Gain on sale of property, equipment and fixtures	(166)	(42)
Changes in assets and liabilities:
Merchandise inventories	(3,638)	(4,761)
Patronage dividend receivable	(4,641)	(4,609)
Accounts payable to Wakefern	5,634	(6,127)
Accounts payable and accrued expenses	(1,655)	(1,608)
Accrued wages and benefits	(1,764)	(309)
Income taxes receivable / payable	(1,210)	2,260
Other assets and liabilities	(1,007)	(376)
Net cash provided by (used in) operating activities	7,887	(3,353)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,343)	(3,301)
Proceeds from the sale of assets	173	65
Investment in notes receivable from Wakefern	(592)	(567)
Net cash used in investing activities	(13,762)	(3,803)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	50,000
Principal payments of long-term debt	(1,999)	(1,444)
Payments on revolving line of credit	—	(50,000)
Debt issuance costs	—	(222)
Dividends	(3,264)	(3,257)
Treasury stock purchases, including shares surrendered for withholding taxes	(89)	—
Net cash used in financing activities	(5,352)	(4,923)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,227)	(12,079)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,314	111,681

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,087	$99,602

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$970	$987
Income taxes	$5,050	$—

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$670
Capital expenditures included in accounts payable and accrued expenses	$3,693	$4,951
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 30, 2021 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 30, 2021 and October 24, 2020 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2021 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended October 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 30, 2021		October 24, 2020
	Amount	%	Amount	%
Center Store (1)	$295,974	59.9%	$295,940	60.4%
Fresh (2)	179,823	36.4	175,644	35.8
Pharmacy	16,848	3.4	16,432	3.4
Other (3)	1,566	0.3	2,120	0.4

Total Sales	$494,211	100.0%	$490,136	100.0%
(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both October 30, 2021 and July 31, 2021, approximately 62% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,571 and $15,321 higher than reported at October 30, 2021 and July 31, 2021, respectively.

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

    The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended
	October 30, 2021
	Class A	Class B
Numerator:
Net income allocated, basic	$5,538	$1,566
Conversion of Class B to Class A shares	1,566	—
Net income allocated, diluted	$7,104	$1,566

Denominator:
Weighted average shares outstanding, basic	9,864	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,158	4,294

	13 Weeks Ended
	October 24, 2020
	Class A	Class B
Numerator:
Net income allocated, basic	$2,526	$716
Conversion of Class B to Class A shares	716	—
Net income allocated, diluted	$3,242	$716

Denominator:
Weighted average shares outstanding, basic	9,850	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,144	4,294

    Outstanding stock options to purchase Class A shares of 102 and 154 were excluded from the calculation of diluted net income per share at October 30, 2021 and October 24, 2020, respectively, as a result of their anti-dilutive effect. In addition, 388 and 416 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 30, 2021 and October 24, 2020, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the three defined benefit pension plans sponsored in fiscal 2022 and 2021 includes the following components:

	13 Weeks Ended
	October 30, 2021	October 24, 2020
Service cost	$47	$54
Interest cost on projected benefit obligations	420	422
Expected return on plan assets	(409)	(483)
Amortization of net losses	126	147
Net periodic pension cost	$184	$140

    As of October 30, 2021, the Company has not made any contributions to its pension plans in fiscal 2022.  The Company expects to terminate one of the plans during fiscal 2022. The Company will fully fund this plan and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. As of July 31, 2021, the funded status of this plan was a net liability of $3,844. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

    Included in cash and cash equivalents at October 30, 2021 and July 31, 2021 are $75,850 and $86,670, respectively, of demand deposits invested at Wakefern at overnight money market rates.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 30, 2021.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	October 30, 2021	July 31, 2021
Secured term loan	$46,199	$47,025
Unsecured term loan	20,206	21,104
New Market Tax Credit Financing	5,612	5,674

Total debt, excluding obligations under leases	72,017	73,803
Less current portion	6,976	6,976

Total long-term debt, excluding obligations under leases	$65,041	$66,827

Credit Facility

On May 6, 2020, Village entered into a credit agreement (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”) that supersedes in its entirety the prior credit agreement with Wells Fargo dated November 9, 2017. The principal purpose of the Credit Facility is to finance general corporate and working capital requirements and Village’s acquisition of certain Fairway Markets assets, including five stores and a production distribution center. Among other things, the Credit Facility provides for a maximum loan amount of $150,500 as further set forth below:

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 30, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 30, 2021.

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

In 2020, the Company executed two interest rate swaps with an aggregate notional value of $75,500 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in LIBOR. The swaps replaced the applicable LIBOR with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $88 and $66 during the 13 weeks ended October 30, 2021 and October 24, 2020, respectively, from Accumulated other comprehensive loss to Interest expense.

The notional value of the interest rate swaps were $66,728 as of October 30, 2021. The fair value of interest rate swaps recorded in other assets is $2,241 as of October 30, 2021.

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

    Online grocery ordering for in-store pick up or home delivery through ShopRite from Home is available in all of our ShopRite stores. Customers can browse our circular, create and edit shopping lists and use ShopRite from Home through shoprite.com or the ShopRite app. Additionally, the ShopRite and Fairway Order Express apps enable customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery through third party services is available in all stores.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 30, 2021	October 24, 2020
Sales	100.00%	100.00%
Cost of sales	71.64	71.85
Gross profit	28.36	28.15
Operating and administrative expense	24.54	25.37
Depreciation and amortization	1.68	1.78
Operating income	2.14	1.00
Interest expense	(0.20)	(0.20)
Interest income	0.20	0.18
Income before taxes	2.14	0.98
Income taxes	0.66	0.29
Net income	1.48%	0.69%

    Sales.  Sales were $494,211 in the 13 weeks ended October 30, 2021, an increase of 0.8% compared to the 13 weeks ended October 24, 2020.  Sales increased due to an increase in same store sales of 2.3% partially offset by the closure of the Silver Spring, Maryland store. On a two-year stacked basis, same store sales increased 9.1% in the 13 weeks ended October 30, 2021. Same store digital sales were flat the 13 weeks ended October 30, 2021 compared to 13 weeks ended October 24, 2020, but increased 153% on a two-year stacked basis.

Food inflation and increased Supplemental Nutrition Assistance Program ("SNAP") benefits continue to positively impact sales. Increased transaction counts were partially offset by decreased basket sizes as we cycled against the initial months following the COVID-19 outbreak in our trade area. New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .21% in the 13 weeks ended October 30, 2021 compared to the 13 weeks ended October 24, 2020 due primarily to increased departmental gross margin percentages (.68%), a favorable change in product mix (.08%) and lower promotional spending (.03%) partially offset by increased warehouse assessment charges from Wakefern (.57%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations.

    Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .83% in the 13 weeks ended October 30, 2021 compared to the 13 weeks ended October 24, 2020 due primarily to lower payroll costs (.89%) and less advertising spending (.11%) partially offset by increased external fees and transportation costs associated with digital sales (.16%). Payroll costs decreased due to productivity initiatives and labor shortages despite minimum wage and demand driven pay rate increases.

Depreciation and Amortization.  Depreciation and amortization expense decreased in the 13 weeks ended October 30, 2021 compared to the 13 weeks ended October 24, 2020 due primarily to closure of the Silver Spring, Maryland ShopRite in February 2020.

Interest Expense.  Interest expense in the 13 weeks ended October 30, 2021 was flat compared to the 13 weeks ended October 24, 2020.

Interest Income.  Interest income increased in the 13 weeks ended October 30, 2021 compared to the 13 weeks ended October 24, 2020 due primarily to larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 30.7% in the 13 weeks ended October 30, 2021 compared to 29.9% in the 13 weeks ended October 24, 2020. The increase in the effective income tax rate is due primarily to greater apportionment in higher state tax rate jurisdictions.
Net Income.  Net income was $7,328 in the 13 weeks ended October 30, 2021 compared to $3,360 in the 13 weeks ended October 24, 2020 due primarily to the 2.3% increase in same store sales, higher gross profit margins and lower payroll costs.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. As of October 30, 2021, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7,887 in the 13 weeks ended October 30, 2021 compared to net cash used in operating activities of $3,353 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2022 was primarily due to changes in working capital and higher net income. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $8,281 in fiscal 2022 compared to a decrease of $15,530 in fiscal 2021. The change in impact of working capital is due primarily to changes in timing of payments of accounts payable to Wakefern.

During the 13 weeks ended October 30, 2021, Village used cash to fund capital expenditures of $13,343, dividends of $3,264, principal payment of long-term debt of $1,999 and additional investments of $592 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the purchase of the Galloway store shopping center, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

    We expect capital expenditures to range from $40,000 to $60,000 in fiscal 2022, dependent on the timing and completion of potential real estate transactions related to new and existing stores.  Planned expenditures include three major remodels, several smaller store remodels, the purchase of the Galloway store shopping center, one new Gourmet Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

    At October 30, 2021, the Company held variable rate notes receivable due from Wakefern of $27,635 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $28,252 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $68,358 at October 30, 2021 compared to $44,023 at July 31, 2021. Working capital ratios at the same dates were 1.44 and 1.29 to one, respectively.   The increase in working capital in fiscal 2022 compared to fiscal 2021 is due primarily to $27,635 in notes receivable from Wakefern that have been reclassified to current assets as they mature on August 15, 2022. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Credit Facility

On May 6, 2020, Village entered into a credit agreement (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”) that supersedes in its entirety the prior credit agreement with Wells Fargo dated November 9, 2017. The principal purpose of the Credit Facility is to finance general corporate and working capital requirements and Village’s acquisition of certain Fairway Markets assets, including five stores and a production distribution center. Among other things, the Credit Facility provides for a maximum loan amount of $150,500 as further set forth below:

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 30, 2021), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 30, 2021.

Based on current trends, the Company believes cash and cash equivalents on hand at October 30, 2021, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of October 30, 2021 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

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

•We expect capital expenditures to range from $40,000 to $60,000 in fiscal 2022, dependent on the timing and completion of potential real estate transactions related to new and existing stores. Planned expenditures include three major remodels, several smaller store remodels, the purchase of the Galloway store shopping center, one new Gourmet

Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

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

•We expect approximately $15,891 of net periodic pension costs in fiscal 2022 related to the three Company sponsored defined benefit pension plans, including a $15,155 non-cash, pre-tax settlement charge representing the remaining unrecognized losses within accumulated other comprehensive loss related to a plan termination expected to occur during fiscal 2022. The Company will fully fund this plan and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. As of July 31, 2021, the funded status of this plan was a net liability of $3,844. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

    The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2022 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
August 1, 2021 to August 28, 2021	—	$—	—	$3,202,713
August 29, 2021 to September 25, 2021	—	$—	—	$3,202,713
September 26, 2021 to October 30, 2021	4,002	$22.12	—	$3,202,713
Total	4,002	$22.12	—	$3,202,713

(1)      The reported periods conform to our fiscal calendar.
(2)       Includes shares surrendered to the Company to cover employee related taxes withheld on vested restricted stock.
(3)  Includes amount remaining under the $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on September 13, 2019 . Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Village Super Market, Inc.
Registrant

Dated: December 8, 2021	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 8, 2021	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)