Form 10-Q
period 2022-01-29
VILLAGE SUPER MARKET INC
filed 2022-03-10
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 29, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 9, 2022

Class A Common Stock, No Par Value	10,251,456 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	January 29, 2022	July 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$125,897	$116,314
Merchandise inventories	44,250	42,633
Patronage dividend receivable	4,912	11,860
Notes receivable from Wakefern	27,949	—
Income taxes receivable	8,687	5,111
Other current assets	20,509	20,398
Total current assets	232,204	196,316

Property, equipment and fixtures, net	269,165	256,154
Operating lease assets	276,321	289,461
Notes receivable from Wakefern	28,536	55,295
Investment in Wakefern	33,004	33,004
Goodwill	24,190	24,190
Other assets	33,890	34,584

Total assets	$897,310	$889,004
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$22,161	$21,627
Finance lease obligations	563	531
Notes payable to Wakefern	710	632
Current portion of debt	7,466	6,976
Accounts payable to Wakefern	79,092	70,792
Accounts payable and accrued expenses	22,520	25,098
Accrued wages and benefits	24,205	25,036
Income taxes payable	317	1,601
Total current liabilities	157,034	152,293
Long-term debt
Operating lease obligations	265,215	278,135
Finance lease obligations	21,926	22,325
Notes payable to Wakefern	2,593	2,791
Long-term debt	70,042	66,827
Total long-term debt	359,776	370,078
Pension liabilities	10,298	10,182
Other liabilities	14,946	14,978
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,981 shares at January 29, 2022 and 10,978 shares at July 31, 2021	71,808	70,594
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at January 29, 2022 and July 31, 2021	697	697
Retained earnings	304,117	293,185
Accumulated other comprehensive loss	(7,338)	(9,064)
Less treasury stock, Class A, at cost: 730 shares at January 29, 2022 and 726 shares at July 31, 2021	(14,028)	(13,939)
Total shareholders’ equity	355,256	341,473

Total liabilities and shareholders’ equity	$897,310	$889,004
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Sales	$537,408	$522,818	$1,031,619	$1,012,954

Cost of sales	387,797	380,973	741,829	733,146

Gross profit	149,611	141,845	289,790	279,808

Operating and administrative expense	126,487	126,449	247,770	250,812

Depreciation and amortization	8,460	8,793	16,795	17,507

Operating income	14,664	6,603	25,225	11,489

Interest expense	(963)	(982)	(1,932)	(1,969)

Interest income	905	874	1,881	1,766

Income before income taxes	14,606	6,495	25,174	11,286

Income taxes	4,477	1,940	7,717	3,370

Net income	$10,129	$4,555	$17,457	$7,916

Net income per share:
Class A common stock:
Basic	$0.78	$0.35	$1.34	$0.61
Diluted	$0.69	$0.31	$1.20	$0.54

Class B common stock:
Basic	$0.50	$0.23	$0.87	$0.39
Diluted	$0.50	$0.23	$0.87	$0.39

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Net income	$10,129	$4,555	$17,457	$7,916

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	759	501	1,550	1,094
Amortization of pension actuarial loss, net of tax (2)	88	101	176	203

Comprehensive income	$10,976	$5,157	$19,183	$9,213

(1)Amount is net of tax of $324 and $218 for the 13 weeks January 29, 2022 and January 23, 2021, respectively, and $663 and $479 for the 26 weeks ended January 29, 2022 and January 23, 2021, respectively.
(2)Amounts are net of tax of $38 and $45 for the 13 weeks January 29, 2022 and January 23, 2021, respectively, and $76 and $91 for the 26 weeks ended January 29, 2022 and January 23, 2021, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended January 29, 2022 and January 23, 2021
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, October 30, 2021	10,987	$71,238	4,294	$697	$297,249	$(8,185)	730	$(14,028)	$346,971
Net income	—	—	—	—	10,129	—	—	—	10,129
Other comprehensive income, net of tax of $362	—	—	—	—	—	847	—	—	847
Dividends	—	—	—	—	(3,261)	—	—	—	(3,261)
Restricted shares forfeited	(6)	(56)	—	—	—	—	—	—	(56)
Share-based compensation expense	—	626	—	—	—	—	—	—	626
Balance, January 29, 2022	10,981	$71,808	4,294	$697	$304,117	$(7,338)	730	$(14,028)	$355,256

Balance, October 24, 2020	10,988	$68,695	4,294	$697	$286,344	$(8,056)	726	$(13,939)	$333,741
Net income	—	—	—	—	4,555	—	—	—	4,555
Other comprehensive income, net of tax of $263	—	—	—	—	—	602	—	—	602
Dividends	—	—	—	—	(3,265)	—	—	—	(3,265)
Restricted shares forfeited	(3)	(12)	—	—	—	—	—	—	(12)
Share-based compensation expense	—	641	—	—	—	—	—	—	641
Balance, January 23, 2021	10,985	$69,324	4,294	$697	$287,634	$(7,454)	726	$(13,939)	$336,262

	26 Weeks Ended January 29, 2022 and January 23, 2021
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	17,457	—	—	—	17,457
Other comprehensive income, net of tax of $739	—	—	—	—	—	1,726	—	—	1,726
Dividends	—	—	—	—	(6,525)	—	—	—	(6,525)
Treasury stock purchases	—	—	—	—	—	—	4	(89)	(89)
Restricted shares forfeited	(6)	(56)	—	—	—	—	—	—	(56)
Share-based compensation expense	9	1,270	—	—	—	—	—	—	1,270
Balance, January 29, 2022	10,981	$71,808	4,294	$697	$304,117	$(7,338)	730	$(14,028)	$355,256

Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	7,916	—	—	—	7,916
Other comprehensive income, net of tax of $570	—	—	—	—	—	1,297	—	—	1,297
Dividends	—	—	—	—	(6,523)	—	—	—	(6,523)
Restricted shares forfeited	(8)	(24)	—	—	—	—	—	—	(24)
Share-based compensation expense	8	1,276	—	—	—	—	—	—	1,276
Balance, January 23, 2021	10,985	$69,324	4,294	$697	$287,634	$(7,454)	726	$(13,939)	$336,262

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	26 Weeks Ended
	January 29, 2022	January 23, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,457	$7,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,549	18,222
Non-cash share-based compensation	1,214	1,252
Deferred taxes	(1,233)	(1,456)
Provision to value inventories at LIFO	521	—
Gain on sale of property, equipment and fixtures	(220)	(84)
Changes in assets and liabilities:
Merchandise inventories	(2,138)	(4,973)
Patronage dividend receivable	6,948	6,808
Accounts payable to Wakefern	7,767	(2,124)
Accounts payable and accrued expenses	(2,129)	(1,158)
Accrued wages and benefits	(831)	(957)
Income taxes receivable / payable	(4,860)	3,835
Other assets and liabilities	229	(2,370)
Net cash provided by operating activities	40,274	24,911
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30,483)	(9,958)
Proceeds from the sale of assets	4,225	107
Investment in notes receivable from Wakefern	(1,190)	(1,141)
Net cash used in investing activities	(27,448)	(10,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	7,350	50,000
Principal payments of long-term debt	(3,975)	(4,091)
Payments on revolving line of credit	—	(50,000)
Debt issuance costs	(4)	(222)
Dividends	(6,525)	(6,523)
Treasury stock purchases, including shares surrendered for withholding taxes	(89)	—
Net cash used in financing activities	(3,243)	(10,836)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,583	3,083

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,314	111,681

CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,897	$114,764

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,932	$1,969
Income taxes	$13,810	$985

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$66
Capital expenditures included in accounts payable and accrued expenses	$3,247	$5,138
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 29, 2022 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 29, 2022 and January 23, 2021 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2021 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 29, 2022 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 29, 2022		January 23, 2021		January 29, 2022		January 23, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$324,362	60.3%	$321,829	61.5%	$620,336	60.1%	$617,769	61.0%
Fresh (2)	194,329	36.2	181,965	34.8	374,152	36.3	357,609	35.3
Pharmacy	16,756	3.1	16,671	3.2	33,604	3.3	33,103	3.3
Other (3)	1,961	0.4	2,353	0.5	3,527	0.3	4,473	0.4

Total Sales	$537,408	100.0%	$522,818	100.0%	$1,031,619	100.0%	$1,012,954	100.0%
(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both January 29, 2022 and July 31, 2021, approximately 62% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $15,842 and $15,321 higher than reported at January 29, 2022 and July 31, 2021, respectively.

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

    The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 29, 2022		January 29, 2022
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$7,666	$2,165	$13,204	$3,732
Conversion of Class B to Class A shares	2,165	—	3,732	—
Net income allocated, diluted	$9,831	$2,165	$16,936	$3,732

Denominator:
Weighted average shares outstanding, basic	9,873	4,294	9,868	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,167	4,294	14,162	4,294

	13 Weeks Ended		26 Weeks Ended
	January 23, 2021		January 23, 2021
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$3,437	$974	$5,971	$1,692
Conversion of Class B to Class A shares	974	—	1,692	—
Net income allocated, diluted	$4,411	$974	$7,663	$1,692

Denominator:
Weighted average shares outstanding, basic	9,850	4,294	9,850	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,144	4,294	14,144	4,294

    Outstanding stock options to purchase Class A shares of 102 and 156 were excluded from the calculation of diluted net income per share at January 29, 2022 and January 23, 2021, respectively, as a result of their anti-dilutive effect. In addition, 380 and 413 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 29, 2022 and January 23, 2021, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the three defined benefit pension plans sponsored in fiscal 2022 and 2021 includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Service cost	$47	$54	$94	$108
Interest cost on projected benefit obligations	420	422	840	844
Expected return on plan assets	(409)	(483)	(818)	(966)
Amortization of net losses	126	147	252	294
Net periodic pension cost	$184	$140	$368	$280

    As of January 29, 2022, the Company has not made any contributions to its pension plans in fiscal 2022.  The Company expects to terminate one of the plans during fiscal 2022. The Company will fully fund this plan and liquidate all plan assets to purchase annuity contracts from an insurance company for all participants who do not elect a lump sum distribution. As of July 31, 2021, the funded status of this plan was a net liability of $3,844. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

    Included in cash and cash equivalents at January 29, 2022 and July 31, 2021 are $88,338 and $86,670, respectively, of demand deposits invested at Wakefern at overnight money market rates.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 29, 2022.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	January 29, 2022	July 31, 2021
Secured term loans	$52,650	$47,025
Unsecured term loan	19,307	21,104
New Market Tax Credit Financing	5,551	5,674

Total debt, excluding obligations under leases	77,508	73,803
Less current portion	7,466	6,976

Total long-term debt, excluding obligations under leases	$70,042	$66,827

Credit Facility

On January 28, 2022, the Company entered into an amended and restated credit agreement of the Company’s $150,500 credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The notable changes from the previous agreement include: (1) Modification of the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as a result of the expected cessation of LIBOR, (2) The execution of a fifteen-year $7,350 secured term loan to finance the acquisition of the Galloway store shopping center and (3) Modification of the definition of Total Adjusted Debt for the purpose of determining the maximum adjusted debt to EBITDAR ratio financial covenant, as defined in the Credit Facility. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable SOFR plus 1.10% and expires on May 6, 2025.

•An unsecured $25,500 term loan issued on May 12, 2020, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable SOFR plus 1.46%. Prior to the January 28, 2022 amendment to the credit facility, interest accrued on the unsecured term loan at the applicable LIBOR plus 1.35%. An interest rate swap with notional amounts equal to the term loan fixed the base LIBOR at .41%, resulting in a fixed effective rate of 1.76%. In February 2022, the Company executed an amendment and restatement of the interest rate swap that changes the reference rate to SOFR and fixes the base SOFR at .26% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.72% on the term loan.

•A secured $50,000 term loan issued on September 1, 2020 repayable in equal monthly installments based on a fifteen-year amortization schedule through September 1, 2035 and bearing interest at the applicable SOFR plus 1.61%. Prior to the January 28, 2022 amendment to the credit facility, interest accrued on the secured term loan at the applicable LIBOR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixed the base LIBOR at .69%, resulting in a fixed effective rate of 2.19%. In February 2022, the Company executed an amendment and restatement of the interest rate swap related to the term loan that changes the reference rate to SOFR and fixes the base SOFR at .57% per annum through September 1, 2035, resulting in a fixed effective interest rate of 2.18% on the term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. Additionally, Village executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base SOFR at 1.41% per annum, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired in the first quarter of fiscal 2022.

The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets and the purchase of the Galloway store shopping center. The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 29, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 29, 2022.

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

8. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk arising from fluctuations in LIBOR and SOFR related to the Company’s Credit Facility. The Company manages exposure to this risk and the variability of related cash flows primarily by the use of derivative financial instruments, specifically, interest rate swaps.

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

As of January 29, 2022, the Company had three interest rate swaps with an aggregate notional value of $82,850 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $85 and $82 during the 13 weeks ended January 29, 2022 and January 23, 2021, respectively, and $173 and $148 during the 26 weeks ended January 29, 2022 and January 23, 2021, respectively, from Accumulated other comprehensive loss to Interest expense.

The notional value of the interest rate swaps were $72,334 as of January 29, 2022. The fair value of interest rate swaps recorded in other assets is $3,331 as of January 29, 2022.

In March 2020 and January 2021, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform: Scope", respectively. These standards provide temporary optional expedients and exceptions for the application of GAAP to certain contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as LIBOR. The guidance was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. During the second quarter of fiscal 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Additionally, we elected to apply expedients related to the modification of hedged transactions related to reference rate reform. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of this portion of the ASU is not expected to have a material impact to our consolidated financial statements. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In connection with the modification of the reference rate from LIBOR to SOFR in the Amended and Restated Credit Facility, in February 2022, the Company executed the amendment and restatement of two interest rate swaps (see note 7). The modified rates are not expected to have a material impact to the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

    Village Super Market, Inc. (the “Company” or “Village”) operates a chain of twenty-nine ShopRite supermarkets, five Fairway Markets and three Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway Market and Gourmet Garage names. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

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

The Company’s stores, seven of which are owned, average 55,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an onsite bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies. Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept featuring a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

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

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.16	72.87	71.91	72.38
Gross profit	27.84	27.13	28.09	27.62
Operating and administrative expense	23.54	24.19	24.02	24.76
Depreciation and amortization	1.56	1.68	1.62	1.73
Operating income	2.74	1.26	2.45	1.13
Interest expense	(0.18)	(0.19)	(0.19)	(0.19)
Interest income	0.17	0.17	0.18	0.17
Income before taxes	2.73	1.24	2.44	1.11
Income taxes	0.83	0.37	0.75	0.33
Net income	1.90%	0.87%	1.69%	0.78%

    Sales.  Sales were $537,408 in the 13 weeks ended January 29, 2022, an increase of 2.8% compared to the 13 weeks ended January 23, 2021.  Sales increased due to an increase in same store sales of 4.4% partially offset by the closure of the Silver Spring, Maryland store in February 2021. Same store sales increased due primarily to increased sales in New York City stores, retail price inflation and continued growth in Supplemental Nutrition Assistance Program ("SNAP") benefit redemptions. Increases in transaction counts were partially offset by decreased basket sizes and same store digital sales were flat as we cycled against the initial months following the COVID-19 outbreak in our trade area.

Sales were $1,031,619 in the 26 weeks ended January 29, 2022, an increase of 1.8% compared to the 26 weeks ended January 23, 2021. Sales increased due to an increase in same store sales of 3.4% partially offset by the closure of the Silver Spring, Maryland store in February 2021. Same store sales increased due primarily to increased sales in New York City stores, retail price inflation and continued growth in SNAP benefit redemptions. Increases in transaction counts were partially offset by decreased basket sizes and same store digital sales were flat as we cycled against the initial months following the COVID-19 outbreak in our trade area.

On a two-year stacked basis, same store sales increased 10.9% and 10.0% in the 13 and 26 weeks ended January 29, 2022, respectively. Same store digital sales increased 154% on a two-year stacked basis for both the 13 and 26 weeks ended January 29, 2022.
New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .71% in the 13 weeks ended January 29, 2022 compared to the 13 weeks ended January 23, 2021 due primarily to increased departmental gross margin percentages (.63%), a favorable change in product mix (.12%) and decreased warehouse assessment charges from Wakefern (.20%), partially offset by decreased patronage dividends and rebates received from Wakefern (.24%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations.

Gross profit as a percentage of sales increased .47% in the 26 weeks ended January 29, 2022 compared to the 26 weeks ended January 23, 2021 due primarily to increased departmental gross margin percentages (.66%) and a favorable change in product mix (.10%), partially offset by increased warehouse assessment charges from Wakefern (.17%) and decreased patronage dividends and rebates received from Wakefern (.12%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations.

    Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .65% in the 13 weeks ended January 29, 2022 compared to the 13 weeks ended January 23, 2021 due primarily to lower labor costs and fringe benefits (.70%) and less advertising spending (.12%), partially offset by higher maintenance and repair costs (0.10%)

and increased external fees and transportation costs associated with digital sales (.07%). Labor costs decreased due to productivity initiatives, labor shortages and sales leverage partially offset by minimum wage and demand driven pay rate increases.

Operating and administrative expense as a percentage of sales decreased .74% in the 26 weeks ended January 29, 2022 compared to the 26 weeks ended January 23, 2021 due primarily to lower labor costs and fringe benefits (.77%) and less advertising spending (.12%), partially offset by increased external fees and transportation costs associated with digital sales (.11%). Labor costs decreased due to productivity initiatives, labor shortages and sales leverage partially offset by minimum wage and demand driven pay rate increases.

Depreciation and Amortization.  Depreciation and amortization expense decreased in both the 13 and 26 weeks ended January 29, 2022 compared to the 13 and 26 weeks ended January 23, 2021 due primarily to closure of the Silver Spring, Maryland ShopRite in February 2021.

Interest Expense.  Interest expense decreased in both the 13 and 26 weeks ended January 29, 2022 compared to the 13 and 26 weeks ended January 23, 2021 due to lower average outstanding borrowings.

Interest Income.  Interest income increased in both the 13 and 26 weeks ended January 29, 2022 compared to the 13 and 26 weeks ended January 23, 2021 due primarily to larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 30.7% in the both the 13 and 26 weeks ended January 29, 2022 compared to 29.9% in the 13 and 26 weeks ended January 23, 2021. The increase in the effective income tax rate is due primarily to greater apportionment in higher state tax rate jurisdictions.
Net Income.  Net income was $10,129 in the 13 weeks ended January 29, 2022 compared to $4,555 in the 13 weeks ended January 23, 2021 due primarily to the 4.4% increase in same store sales, higher gross profit margins and lower payroll costs.

Net income was $17,457 in the 26 weeks ended January 29, 2022 compared to $7,916 in the 26 weeks ended January 23, 2021 due primarily to the 3.4% increase in same store sales, higher gross profit margins and lower payroll costs.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. As of January 29, 2022, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $40,274 in the 26 weeks ended January 29, 2022 compared to $24,911 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2022 was primarily due to changes in working capital and higher net income. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $4,986 in fiscal 2022 compared to a decrease of $939 in fiscal 2021. The change in impact of working capital is due primarily to an increase in accounts payable to Wakefern and a lesser increase in merchandise inventories partially offset by an increase in income taxes receivable.

During the 26 weeks ended January 29, 2022, Village used cash to fund capital expenditures of $30,483, dividends of $6,525, principal payments of long-term debt of $3,975 and additional investments of $1,190 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the purchase of the Galloway store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

    We expect capital expenditures to approximate $60,000 in fiscal 2022.  Planned expenditures include two major remodels, several smaller store remodels, the purchase of the Galloway store shopping center, the purchase of the Vineland store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, one new Gourmet Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

    At January 29, 2022, the Company held variable rate notes receivable due from Wakefern of $27,949 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $28,536 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $75,170 at January 29, 2022 compared to $44,023 at July 31, 2021. Working capital ratios at the same dates were 1.48 and 1.29 to one, respectively.   The increase in working capital in fiscal 2022 compared to fiscal 2021 is due primarily to $27,949 in notes receivable from Wakefern that have been reclassified to current assets as they mature on August 15, 2022. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Credit Facility

On January 28, 2022, the Company entered into an amended and restated credit agreement of the Company’s $150,500 credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The notable changes from the previous agreement include: (1) Modification of the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as a result of the expected cessation of LIBOR, (2) The execution of a fifteen-year $7,350 secured term loan to finance the acquisition of the Galloway shopping center and (3) Modification of the definition of Total Adjusted Debt for the purpose of determining the maximum adjusted debt to EBITDAR ratio financial covenant. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable SOFR plus 1.10% and expires on May 6, 2025.

•An unsecured $25,500 term loan issued on May 12, 2020, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable SOFR plus 1.46%. Prior to the January 28, 2022 amendment to the credit facility, interest accrued on the unsecured term loan at the applicable LIBOR plus 1.35%. An interest rate swap with notional amounts equal to the term loan fixed the base LIBOR at .41%, resulting in a fixed effective rate of 1.76%. In February 2022, the Company executed an amendment and restatement of the interest rate swap that fixes the base SOFR at .26% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.72% on the term loan.

•A secured $50,000 term loan issued on September 1, 2020 repayable in equal monthly installments based on a fifteen-year amortization schedule through September 1, 2035 and bearing interest at the applicable SOFR plus 1.61%. Prior to the January 28, 2022 amendment to the credit facility, interest accrued on the secured term loan at the applicable LIBOR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixed the base LIBOR at .69%, resulting in a fixed effective rate of 2.19%. In February 2022, the Company executed an amendment and restatement of the interest rate swap related to the term loan that fixes the base SOFR at .57% per annum through September 1, 2035, resulting in a fixed effective interest rate of 2.18% on the term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. Additionally, Village executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base SOFR at 1.41% per annum, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired in the first quarter of fiscal 2022.

The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets and the purchase of the Galloway store shopping center. The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 29, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 29, 2022.

Based on current trends, the Company believes cash and cash equivalents on hand at January 29, 2022, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of January 29, 2022 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

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

•We expect capital expenditures to approximate $60,000 in fiscal 2022. Planned expenditures include two major remodels, several smaller store remodels, the purchase of the Galloway store shopping center, the purchase of the Vineland store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, one new Gourmet Garage store, continued expansion of ShopRite from Home and self-checkout, and various merchandising, technology, equipment and facility upgrades.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 6.	Exhibits

Exhibit 4.1	Amended and Restated Credit Agreement dated January 28, 2022
Exhibit 4.2	Term Loan Note dated January 28, 2022
Exhibit 4.3	Joinder to Term Loan Note dated May 12, 2020
Exhibit 4.4	Joinder to Revolving Amended and Restated Revolving Credit Note dated September 1, 2020
Exhibit 4.5	Joinder to Converted Term Loan Note dated September 1, 2020
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification (furnished, not filed)
Exhibit 32.2	Certification (furnished, not filed)
Exhibit 99.1	Press Release
101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: March 10, 2022	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 10, 2022	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)