Form 10-Q
period 2022-04-30
VILLAGE SUPER MARKET INC
filed 2022-06-08
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 8, 2022

Class A Common Stock, No Par Value	10,222,404 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	April 30, 2022	July 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$119,915	$116,314
Merchandise inventories	46,429	42,633
Patronage dividend receivable	8,366	11,860
Notes receivable from Wakefern	28,262	—
Income taxes receivable	5,011	5,111
Other current assets	17,077	20,398
Total current assets	225,060	196,316

Property, equipment and fixtures, net	267,910	256,154
Operating lease assets	293,501	289,461
Notes receivable from Wakefern	28,821	55,295
Investment in Wakefern	33,004	33,004
Goodwill	24,190	24,190
Other assets	41,292	34,584

Total assets	$913,778	$889,004
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$20,856	$21,627
Finance lease obligations	579	531
Notes payable to Wakefern	675	632
Current portion of debt	7,466	6,976
Accounts payable to Wakefern	72,591	70,792
Accounts payable and accrued expenses	24,078	25,098
Accrued wages and benefits	26,090	25,036
Income taxes payable	385	1,601
Total current liabilities	152,720	152,293
Long-term debt
Operating lease obligations	283,578	278,135
Finance lease obligations	21,720	22,325
Notes payable to Wakefern	2,486	2,791
Long-term debt	68,173	66,827
Total long-term debt	375,957	370,078
Pension liabilities	6,519	10,182
Other liabilities	17,007	14,978
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,975 shares at April 30, 2022 and 10,978 shares at July 31, 2021	72,351	70,594
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at April 30, 2022 and July 31, 2021	697	697
Retained earnings	297,625	293,185
Accumulated other comprehensive income (loss)	5,490	(9,064)
Less treasury stock, Class A, at cost: 752 shares at April 30, 2022 and 726 shares at July 31, 2021	(14,588)	(13,939)
Total shareholders’ equity	361,575	341,473

Total liabilities and shareholders’ equity	$913,778	$889,004
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 30, 2022	April 24, 2021	April 30, 2022	April 24, 2021
Sales	$501,962	$481,093	$1,533,581	$1,494,047

Cost of sales	360,371	347,671	1,102,199	1,080,817

Gross profit	141,591	133,422	431,382	413,230

Operating and administrative expense	137,751	121,156	385,521	371,968

Depreciation and amortization	8,130	8,418	24,925	25,925

Operating (loss) income	(4,290)	3,848	20,936	15,337

Interest expense	(991)	(994)	(2,923)	(2,963)

Interest income	950	904	2,831	2,670

(Loss) income before income taxes	(4,331)	3,758	20,844	15,044

Income taxes	(1,100)	1,184	6,617	4,554

Net (loss) income	$(3,231)	$2,574	$14,227	$10,490

Net (loss) income per share:
Class A common stock:
Basic	$(0.25)	$0.20	$1.09	$0.80
Diluted	$(0.22)	$0.18	$0.97	$0.72

Class B common stock:
Basic	$(0.16)	$0.13	$0.71	$0.52
Diluted	$(0.16)	$0.13	$0.71	$0.52

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 30, 2022	April 24, 2021	April 30, 2022	April 24, 2021
Net (loss) income	$(3,231)	$2,574	$14,227	$10,490

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	2,572	953	4,122	2,047
Amortization of pension actuarial loss, net of tax (2)	89	101	265	304
Pension settlement loss, net of tax (3)	8,525	—	8,525	—
Pension remeasurement, net of tax (4)	1,642	—	1,642	—

Comprehensive income	$9,597	$3,628	$28,781	$12,841

(1)Amount is net of tax of $1,104 and $417 for the 13 weeks April 30, 2022 and April 24, 2021, respectively, and $1,767 and $896 for the 39 weeks ended April 30, 2022 and April 24, 2021, respectively.
(2)Amounts are net of tax of $37 and $46 for the 13 weeks April 30, 2022 and April 24, 2021, respectively, and $113 and $137 for the 39 weeks ended April 30, 2022 and April 24, 2021, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $3,780. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(4)Amounts are net of tax of $702.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended April 30, 2022 and April 24, 2021
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 29, 2022	10,981	$71,808	4,294	$697	$304,117	$(7,338)	730	$(14,028)	$355,256
Net loss	—	—	—	—	(3,231)	—	—	—	(3,231)
Other comprehensive income, net of tax of $5,623	—	—	—	—	—	12,828	—	—	12,828
Dividends	—	—	—	—	(3,261)	—	—	—	(3,261)
Treasury stock purchases	—	—	—	—	—	—	22	(560)	(560)
Restricted shares forfeited	(6)	(73)	—	—	—	—	—	—	(73)
Share-based compensation expense	—	616	—	—	—	—	—	—	616
Balance, April 30, 2022	10,975	$72,351	4,294	$697	$297,625	$5,490	752	$(14,588)	$361,575

Balance, January 23, 2021	10,985	$69,324	4,294	$697	$287,634	$(7,454)	726	$(13,939)	$336,262
Net income	—	—	—	—	2,574	—	—	—	2,574
Other comprehensive income, net of tax of $463	—	—	—	—	—	1,054	—	—	1,054
Dividends	—	—	—	—	(3,262)	—	—	—	(3,262)
Share-based compensation expense	—	640	—	—	—	—	—	—	640
Balance, April 24, 2021	10,985	$69,964	4,294	$697	$286,946	$(6,400)	726	$(13,939)	$337,268

	39 Weeks Ended April 30, 2022 and April 24, 2021
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	14,227	—	—	—	14,227
Other comprehensive income, net of tax of $6,362	—	—	—	—	—	14,554	—	—	14,554
Dividends	—	—	—	—	(9,787)	—	—	—	(9,787)
Treasury stock purchases	—	—	—	—	—	—	26	(649)	(649)
Restricted shares forfeited	(12)	(129)	—	—	—	—	—	—	(129)
Share-based compensation expense	9	1,886	—	—	—	—	—	—	1,886
Balance, April 30, 2022	10,975	$72,351	4,294	$697	$297,625	$5,490	752	$(14,588)	$361,575

Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	10,490	—	—	—	10,490
Other comprehensive income, net of tax of $1,033	—	—	—	—	—	2,351	—	—	2,351
Dividends	—	—	—	—	(9,785)	—	—	—	(9,785)
Restricted shares forfeited	(8)	(24)	—	—	—	—	—	—	(24)
Share-based compensation expense	8	1,916	—	—	—	—	—	—	1,916
Balance, April 24, 2021	10,985	$69,964	4,294	$697	$286,946	$(6,400)	726	$(13,939)	$337,268

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	39 Weeks Ended
	April 30, 2022	April 24, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,227	$10,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,060	27,003
Non-cash share-based compensation	1,757	1,892
Non-cash pension settlement charges	10,811	—
Deferred taxes	(3,674)	(1,539)
Provision to value inventories at LIFO	1,462	—
Gain on sale of property, equipment and fixtures	(220)	(1,031)
Changes in assets and liabilities:
Merchandise inventories	(5,258)	(2,837)
Patronage dividend receivable	3,494	3,464
Accounts payable to Wakefern	1,538	(6,485)
Accounts payable and accrued expenses	(1,747)	(4,076)
Accrued wages and benefits	1,054	(502)
Income taxes receivable / payable	(1,116)	4,611
Other assets and liabilities	3,314	2,005
Net cash provided by operating activities	51,702	32,995
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(36,834)	(14,901)
Proceeds from the sale of assets	4,225	1,076
Investment in notes receivable from Wakefern	(1,788)	(1,708)
Investment in real estate partnership	(4,393)	—
Net cash used in investing activities	(38,790)	(15,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	7,350	50,000
Principal payments of long-term debt	(6,174)	(6,459)
Payments on revolving line of credit	—	(50,000)
Debt issuance costs	(51)	(222)
Dividends	(9,787)	(9,785)
Treasury stock purchases, including shares surrendered for withholding taxes	(649)	—
Net cash used in financing activities	(9,311)	(16,466)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,601	996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	116,314	111,681

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,915	$112,677

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,923	$2,963
Income taxes	$17,740	$1,475

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$351
Capital expenditures included in accounts payable and accrued expenses	$4,152	$3,779
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2022 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 30, 2022 and April 24, 2021 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 31, 2021 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 30, 2022		April 24, 2021		April 30, 2022		April 24, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$297,892	59.4%	$286,882	59.6%	$918,228	59.9%	$904,651	60.6%
Fresh (2)	185,757	37.0	176,013	36.6	559,909	36.5	533,622	35.7
Pharmacy	16,761	3.3	16,303	3.4	50,365	3.3	49,406	3.3
Other (3)	1,552	0.3	1,895	0.4	5,079	0.3	6,368	0.4

Total Sales	$501,962	100.0%	$481,093	100.0%	$1,533,581	100.0%	$1,494,047	100.0%
(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both April 30, 2022 and July 31, 2021, approximately 62% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $16,783 and $15,321 higher than reported at April 30, 2022 and July 31, 2021, respectively.

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

The table below reconciles Net (loss) income to Net (loss) income available to Class A and Class B shareholders:

	13 Weeks Ended		39 Weeks Ended
	April 30, 2022	April 24, 2021	April 30, 2022	April 24, 2021
Net (loss) income	$(3,231)	$2,574	$14,227	$10,490
Distributed and allocated undistributed Net (loss) income to unvested restricted shareholders	(93)	82	429	336
Net (loss) income available to Class A and Class B shareholders	$(3,138)	$2,492	$13,798	$10,154

    The tables below reconcile the numerators and denominators of basic and diluted Net (loss) income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 30, 2022		April 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Net (loss) income allocated, basic	$(2,447)	$(691)	$10,757	$3,041
Conversion of Class B to Class A shares	(691)	—	3,041	—
Effect of share-based compensation on allocated net (loss) income	(19)	(14)	—	—
Net (loss) income allocated, diluted	$(3,157)	$(705)	$13,798	$3,041

Denominator:
Weighted average shares outstanding, basic	9,876	4,294	9,871	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,170	4,294	14,165	4,294

	13 Weeks Ended		39 Weeks Ended
	April 24, 2021		April 24, 2021
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$1,943	$551	$7,914	$2,242
Conversion of Class B to Class A shares	551	—	2,242	—
Net income allocated, diluted	$2,494	$551	$10,156	$2,242

Denominator:
Weighted average shares outstanding, basic	9,850	4,294	9,850	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,144	4,294	14,144	4,294

    Outstanding stock options to purchase Class A shares of 102 and 156 were excluded from the calculation of diluted net income per share at April 30, 2022 and April 24, 2021, respectively, as a result of their anti-dilutive effect. In addition, 363 and 398 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 30, 2022 and April 24, 2021, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the three defined benefit pension plans sponsored in fiscal 2022 and 2021 includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 30, 2022	April 24, 2021	April 30, 2022	April 24, 2021
Service cost	$47	$54	$140	$162
Interest cost on projected benefit obligations	420	422	1,261	1,266
Expected return on plan assets	(409)	(483)	(1,227)	(1,449)
Loss on settlement	12,296	—	12,296	—
Amortization of net losses	126	147	378	441
Net periodic pension cost	$12,480	$140	$12,848	$420

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of April 30, 2022. The Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,811 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

    Included in cash and cash equivalents at April 30, 2022 and July 31, 2021 are $96,918 and $86,670, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022 the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village's share of project costs are estimated to be $15,000 to $20,000. As of April 30, 2022, Village has invested $4,393 into the real estate partnership, which is accounted for as an equity method investment included in Other assets on the Consolidated Balance Sheet.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 30, 2022.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	April 30, 2022	July 31, 2021
Secured term loans	$51,745	$47,025
Unsecured term loan	18,407	21,104
New Market Tax Credit Financing	5,487	5,674

Total debt, excluding obligations under leases	75,639	73,803
Less current portion	7,466	6,976

Total long-term debt, excluding obligations under leases	$68,173	$66,827

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

The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets and the purchase of the Galloway store shopping center. The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at April 30, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 30, 2022.

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

As of April 30, 2022, the Company had three interest rate swaps with an aggregate initial notional value of $82,850 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $89 and $86 during the 13 weeks ended April 30, 2022 and April 24, 2021, respectively, and $262 and $234 during the 39 weeks ended April 30, 2022 and April 24, 2021, respectively, from Accumulated other comprehensive income (loss) to Interest expense.

The notional value of the interest rate swaps were $70,508 as of April 30, 2022. The fair value of interest rate swaps recorded in other assets is $6,998 as of April 30, 2022.

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

In connection with the modification of the reference rate from LIBOR to SOFR in the Amended and Restated Credit Facility, in February 2022, the Company executed the amendment and restatement of two interest rate swaps (see note 7). The modified rates did not have a material impact to the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

    Village Super Market, Inc. (the “Company” or “Village”) operates a chain of twenty-nine ShopRite supermarkets, five Fairway Markets and four Gourmet Garage specialty markets located in New Jersey, New York, Pennsylvania and Maryland. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway Market and Gourmet Garage names. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

On April 29, 2022, Village opened a 14,600 sq. ft. Gourmet Garage in the West Village in Manhattan, NYC.

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

The Company’s stores, seven of which are owned, average 54,000 total square feet. These larger store sizes enable the Company’s stores to provide a “one-stop” shopping experience and to feature expanded higher margin specialty departments such as an onsite bakery, an expanded delicatessen, a variety of natural and organic foods, ethnic and international foods, prepared foods and pharmacies. Many of our stores emphasize a Power Alley, which features high margin, fresh, convenience offerings in an area within the store that provides quick customer entry and exit for those customers shopping for today's lunch or dinner. Certain of our stores include the Village Food Garden concept featuring a restaurant style kitchen, and several kiosks offering a wide variety of store prepared specialty foods for both take-home and in-store dining.

    Online grocery ordering for in-store pick-up or home delivery is available in all of our ShopRite stores. Customers can browse our circular, create and edit shopping lists and place orders for pick-up or delivery through shoprite.com or the ShopRite app. Additionally, the ShopRite and Fairway Order Express apps enable customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery through third party services is available in all stores.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

NON-GAAP MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles ("GAAP"). We provide non-GAAP measures, including Adjusted net income and Adjusted operating and administrative expenses as management believes these supplemental measures are useful to investors and analysts. These non-GAAP financial measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP, nor as an alternative to net income, operating and administrative expense or any other GAAP measure of performance. Adjusted net income and Adjusted operating and administrative expense are useful to investors because they provide supplemental measures that exclude the financial impact of certain items that affect period-to-period comparability. Management and the Board of Directors use these measures as they provide greater transparency in assessing ongoing operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to the Company's results of operations may be impacted by such differences. The Company's presentation of Non-GAAP Measures should not be construed as an implication that its future results will be unaffected by unusual or non-recurring items.

The following tables reconciles Net (loss) income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	13 Weeks Ended		39 Weeks Ended
	April 30, 2022	April 24, 2021	April 30, 2022	April 24, 2021

Net (loss) income	$(3,231)	$2,574	$14,227	$10,490

Adjustments to Operating and administrative expense:
Gain on sale of assets (1)	—	(724)	—	(724)
Pension termination and settlement charges (2)	12,296	—	12,296	—
Store closure costs (3)	—	325	—	325

Adjustments to Income taxes:
Tax impact of adjustments	(3,780)	122	(3,780)	122

Adjusted net income	$5,285	$2,297	$22,743	$10,213

Operating and administrative expense	$137,751	$121,156	$385,521	$371,968
Total adjustments to operating administrative expense	(12,296)	399	(12,296)	399
Adjusted operating and administrative expense	$125,455	$121,555	$373,225	$372,367
Adjusted operating and administrative expense as a % of sales	24.99%	25.27%	24.34%	24.92%

(1) The 13 and 39 weeks ended April 24, 2021 includes a $724 gain on the sale of the pharmacy prescription list related to the closure of the Silver Spring, Maryland store.
(2) The 13 and 39 weeks ended April 30, 2022 includes pension termination charges of $12,296 related to the Village Super Market Inc. Employees' Retirement Plan.
(3) The 13 and 39 weeks ended April 24, 2021 includes $325 of costs related to the closure of the Silver Spring, Maryland store.
,

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 30, 2022	April 24, 2021	April 30, 2022	April 24, 2021
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.79	72.27	71.87	72.34
Gross profit	28.21	27.73	28.13	27.66
Operating and administrative expense	27.44	25.18	25.14	24.90
Depreciation and amortization	1.61	1.74	1.62	1.74
Operating (loss) income	(0.84)	0.81	1.37	1.02
Interest expense	(0.20)	(0.21)	(0.19)	(0.20)
Interest income	0.19	0.19	0.18	0.18
(Loss) income before income taxes	(0.85)	0.79	1.36	1.00
Income taxes	(0.22)	0.25	0.43	0.30
Net (loss) income	(0.63)%	0.54%	0.93%	0.70%

    Sales.  Sales were $501,962 in the 13 weeks ended April 30, 2022, an increase of 4.3% compared to the 13 weeks ended April 24, 2021.  Sales increased due to an increase in same store sales of 4.6% partially offset by the closure of the Silver Spring, Maryland store in February 2021. Same store sales increased due primarily to increased sales in New York City stores, inflation and continued growth in Supplemental Nutrition Assistance Program ("SNAP") benefit redemptions. Increases in transaction counts were partially offset by decreased basket sizes and same store digital sales were flat.

Sales were $1,533,581 in the 39 weeks ended April 30, 2022, an increase of 2.6% compared to the 39 weeks ended April 24, 2021. Sales increased due to an increase in same store sales of 3.7% partially offset by the closure of the Silver Spring, Maryland store in February 2021. Same store sales increased due primarily to increased sales in New York City stores, inflation and continued growth in SNAP benefit redemptions. Increases in transaction counts were partially offset by decreased basket sizes and same store digital sales were flat.

On a two-year stacked basis, same store sales decreased 1.6% and increased 6.0% in the 13 and 39 weeks ended April 30, 2022, respectively. Same store digital sales increased 106% and 135% on a two-year stacked basis for the 13 and 39 weeks ended April 30, 2022, respectively.
New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .48% in the 13 weeks ended April 30, 2022 compared to the 13 weeks ended April 24, 2021 due primarily to increased departmental gross margin percentages (.70%), decreased warehouse assessment charges from Wakefern (.21%), and a favorable change in product mix (.05%), partially offset by higher LIFO charges (.18%), decreased patronage dividends and rebates received from Wakefern (.16%) and higher promotional spending (.14%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations.

Gross profit as a percentage of sales increased .47% in the 39 weeks ended April 30, 2022 compared to the 39 weeks ended April 24, 2021 due primarily to increased departmental gross margin percentages (.71%) and a favorable change in product mix (.09%), partially offset by higher LIFO charges (.09%), increased warehouse assessment charges from Wakefern (.05%), decreased patronage dividends and rebates received from Wakefern (.13%) and higher promotional spending (.05%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations.

    Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased 2.26% in the 13 weeks ended April 30, 2022 compared to the 13 weeks ended April 24, 2021. The 13 weeks ended April 30, 2022 includes a $12.3 million (2.45% as a percentage of sales) settlement charge as a result of the termination of the Village Super Market, Inc. Employees’ Retirement Plan. The Company contributed cash of $1.5 million to fully fund the plan and the remaining $10.8 million represents non-cash charges for unrecognized losses within accumulated other comprehensive loss as of the termination date.
Adjusted operating and administrative expense as a percentage of sales decreased .28% due primarily to lower labor costs and fringe benefits (.29%) and less advertising spending (.09%), partially offset by increased external fees and transportation costs associated with digital sales (.12%). Labor costs decreased due to productivity initiatives, labor shortages and sales leverage partially offset by minimum wage and demand driven pay rate increases.
Operating and administrative expense as a percentage of sales increased .24% in the 39 weeks ended April 30, 2022 compared to the 39 weeks ended April 24, 2021. Adjusted operating and administrative expense as a percentage of sales decreased .58% due primarily to lower labor costs and fringe benefits (.61%) and less advertising spending (.11%), partially offset by increased external fees and transportation costs associated with digital sales (.11%). Labor costs decreased due to productivity initiatives, labor shortages and sales leverage partially offset by minimum wage and demand driven pay rate increases.
Depreciation and Amortization.  Depreciation and amortization expense decreased in both the 13 and 39 weeks ended April 30, 2022 compared to the 13 and 39 weeks ended April 24, 2021 due primarily to the closure of the Silver Spring, Maryland ShopRite in February 2021 and the timing of capital expenditures.

Interest Expense.  Interest expense decreased in both the 13 and 39 weeks ended April 30, 2022 compared to the 13 and 39 weeks ended April 24, 2021 due to lower average outstanding borrowings.

Interest Income.  Interest income increased in both the 13 and 39 weeks ended April 30, 2022 compared to the 13 and 39 weeks ended April 24, 2021 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.
Income Taxes.  The effective income tax rate was 25.4% in the 13 weeks ended April 30, 2022 compared to 31.5% in the 13 weeks ended April 24, 2021. The 13 weeks ended April 30, 2022 includes the recognition of a discrete tax benefit related to the pension termination settlement charge recognized in the quarter. Excluding the impact of the pension termination settlement charge and related discrete tax benefit, the effective income tax rate was 33.7% in the 13 weeks ended April 30, 2022. The increase in the effective income tax rate is due primarily to greater apportionment in higher state tax rate jurisdictions and unfavorable return to provision adjustments in the 13 weeks ended April 30, 2022 as a result of receiving less work opportunity tax credits than estimated.
The effective income tax rate was 31.7% in the 39 weeks ended April 30, 2022 compared to 30.3% in the 39 weeks ended April 24, 2021. The increase in the effective income tax rate is due primarily to greater apportionment in higher state tax rate jurisdictions and unfavorable return to provision adjustments as a result of receiving less work opportunity tax credits than estimated.
Net (Loss) Income.  Net loss was $3,231 in the 13 weeks ended April 30, 2022 compared to net income of $2,574 in the 13 weeks ended April 24, 2021. Adjusted net income was $5,285 in the 13 weeks ended April 30, 2022 compared to $2,297 in the 13 weeks ended April 24, 2021. Adjusted net income increased 130% due primarily to the 4.6% increase in same store sales, higher gross profit margins and lower payroll costs.
Net income was $14,227 in the 39 weeks ended April 30, 2022 compared to $10,490 in the 39 weeks ended April 24, 2021. Adjusted net income was $22,743 in the 39 weeks ended April 30, 2022 compared to $10,213 in the 39 weeks ended April 24, 2021. Adjusted net income increased 123% due primarily to the 3.7% increase in same store sales, higher gross profit margins and lower payroll costs.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021. As of April 30, 2022, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $51,702 in the 39 weeks ended April 30, 2022 compared to $32,995 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2022 was primarily due to changes in working capital and higher net income adjusted for non-cash items. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $1,279 in fiscal 2022 compared to a decrease of $3,820 in fiscal 2021. The change in impact of working capital is due primarily to an increase in accounts payable to Wakefern and partially offset by a decrease in income taxes payable and an increase in merchandise inventories due primarily to cost inflation.

During the 39 weeks ended April 30, 2022, Village used cash to fund capital expenditures of $36,834, dividends of $9,787, principal payments of long-term debt of $6,174, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $4,393 and additional investments of $1,788 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the purchase of the Galloway store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

    We expect capital expenditures to approximate $55,000 in fiscal 2022.  Planned expenditures include store remodels, the purchase of the Galloway store shopping center, the purchase of the Vineland store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, the construction of a new Gourmet Garage in the West Village in Manhattan, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

On April 28, 2022 the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of April 30, 2022, Village has invested $4,393 into the real estate partnership, which is accounted for as an equity method investment included in Other assets on the Consolidated Balance Sheet.

    At April 30, 2022, the Company held variable rate notes receivable due from Wakefern of $28,262 that earn interest at the prime rate plus 1.25% and mature on August 15, 2022 and $28,821 that earn interest at the prime rate plus .75% and mature on February 15, 2024. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $72,340 at April 30, 2022 compared to $44,023 at July 31, 2021. Working capital ratios at the same dates were 1.47 and 1.29 to one, respectively.   The increase in working capital in fiscal 2022 compared to fiscal 2021 is due primarily to $28,262 in notes receivable from Wakefern that have been reclassified to current assets as they mature on August 15, 2022. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets and the purchase of the Galloway store shopping center. The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at April 30, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 30, 2022.

Based on current trends, the Company believes cash and cash equivalents on hand at April 30, 2022, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of April 30, 2022 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

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

•We expect same store sales to increase from 3.25% 4.25% in fiscal 2022.

•We expect capital expenditures to approximate $55,000 in fiscal 2022. Planned expenditures include store remodels, the purchase of the Galloway store shopping center, the purchase of the Vineland store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, the construction of a new Gourmet Garage in the West Village in Manhattan, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

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

•We expect approximately $12,900 of net periodic pension costs in fiscal 2022 related to the three Company sponsored defined benefit pension plans, including a $12,296 pre-tax settlement charge as a result of the termination of the Village Super Market, Inc. Employees’ Retirement Plan. The Company contributed cash of $1,485 to fully fund the plan and the remaining $10,811 represents non-cash charges for unrecognized losses within accumulated other comprehensive loss as of the termination date. Contributions to the remaining plans are expected to be immaterial in fiscal 2022.

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
Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems. In addition, confidential information is transmitted through our online business at shoprite.com and through the ShopRite app. Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems. Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions. It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at the Company, Wakefern or those of third-party service providers.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

    The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2022 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 30, 2022 to February 26, 2022	—	$—	—	$3,202,713
February 27, 2022 to March 26, 2022	—	$—	—	$3,202,713
March 27, 2022 to April 30, 2022	22,704	$24.70	—	$3,202,713
Total	22,704	$24.70	—	$3,202,713

(1)      The reported periods conform to our fiscal calendar.
(2)    Includes shares purchased from the Village Super Market, Inc. Employees' Retirement Plan related to the termination and related liquidation of the plan's assets.
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

Village Super Market, Inc.
Registrant

Dated: June 8, 2022	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 8, 2022	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)