Form 10-K
period 2022-07-30
VILLAGE SUPER MARKET INC
filed 2022-10-13
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended July 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $199.7 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 29, 2022, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 13, 2022

Class A common stock, no par value	10,218,560 Shares
Class B common stock, no par value	4,293,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2022 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 16, 2022 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
PART I
(All dollar amounts are in thousands, except per share and per square foot data).

ITEM I.   BUSINESS
GENERAL

Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  Village operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and four Gourmet Garage specialty markets in New York City. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.
The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus customer loyalty program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through shoprite.com, the ShopRite app or through third party service providers. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery is available in all Fairway and Gourmet Garage stores through third party service providers.
To promote production efficiency, product quality and consistency, the Company operates a centralized commissary supplying certain products in deli, bakery, prepared foods and other perishable product categories to all stores. The Company also owns and operates an automated micro-fulfillment center to facilitate online order fulfillment for the south NJ stores.
During fiscal 2022, sales per store were $55,635 and sales per average square foot of selling space were $1,390.

Below is a summary of the range of store sizes at July 30, 2022:

Total Square Feet	Number of Stores

Greater than 60,000	16
50,001 to 60,000	9
40,001 to 50,000	5
20,000 to 40,000	4
Less than 20,000	4
Total	38

These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird and Fairway brands. Our Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

Product Categories
	2022	2021
Groceries	34.4%	34.7%
Dairy and Frozen	17.1	17.2
Produce	13.3	13.2
Meats	9.7	9.8
Non-Foods	7.2	7.0
Deli and Prepared Food	8.1	7.7
Pharmacy	3.3	3.3
Seafood	3.0	3.2
Bakery	2.7	2.4
Liquor	0.9	1.1
Other	0.3	0.4
	100%	100%

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

We have budgeted $70,000 for capital expenditures in fiscal 2023.  Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2023 are expected to be cash and cash equivalents on hand at July 30, 2022 and operating cash flow generated in fiscal 2023.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

Fiscal 2022

Fiscal 2022 capital expenditures primarily include costs associated with the purchase of the Galloway store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, the new Gourmet Garage store in the West Village of New York City, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

Fiscal 2021

Fiscal 2021 capital expenditures include one major remodel, continued expansion of online order fulfillment and self-checkout, and various merchandising, technology, equipment and facility upgrades.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.5% of Wakefern’s outstanding stock as of July 30, 2022.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 46 shareholder members operate 359 supermarkets and other retail formats, including 90 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite, Fairway and Gourmet Garage names and trademarks, and to participate in related advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs (including the ShopRite Price Plus card) and the development of advanced retail technology.  The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 12.8% of ShopRite sales in fiscal 2022.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro, Breinigsville and Hatfield, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2022 and 2021.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite, The Fresh Grocer, Fairway, Gourmet Garage or Dearborn Market supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $33,004 at July 30, 2022.  The total amount of debt outstanding from all capital pledges to Wakefern is $3,095 at July 30, 2022.  The maximum per store investment is currently $975.

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

LABOR

As of July 30, 2022, the Company employed approximately 7,177 persons with approximately 69% working part-time.  Approximately 88% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between October 2023 and December 2026.  None of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused websites, shoprite.com, gourmetgarage.com and fairway.com, for interaction with customers and prospective employees.  These websites are maintained by Wakefern for the benefit of all supermarkets under the Wakefern banners, and therefore does not contain any financial information related to the Company.

The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder.  In addition, electronic copies of these filings can be obtained at sec.gov.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 30, 2022, Village owns the sites of seven of its supermarkets (containing 467,000 square feet of total space), all of which are freestanding stores, except the Egg Harbor store, which is part of a shopping center, and the micro-fulfillment center in southern New Jersey.  The Company owns all trade fixtures and equipment in its stores and several other properties including a shopping center and parcels of vacant land, which are available as locations for possible future stores or other development. The remaining 31 stores (containing 1,573,000 square feet of total space), the central commissary and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  Twenty-three of these leased stores are located in shopping centers or city storefronts and the remaining eight are freestanding stores. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease.

As of July 30, 2022, finance lease right-of-use assets of $11,859 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.

The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 30, 2022 was approximately $38,419. For additional information on lease obligations, see Note 7 to the consolidated financial statements.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 30, 2022, Village has invested $5,010 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

Village is a limited partner in two additional partnerships, one of which owns a shopping center in which one of our leased stores is located.  The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

On October 13, 2021, Village completed the acquisition of the Galloway store shopping center for $9,800.

ITEM 3.   LEGAL PROCEEDINGS

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

2022	High	Low
4th Quarter	$24.25	$22.13
3rd Quarter	$24.76	$22.21
2nd Quarter	$23.64	$21.26
1st Quarter	$22.87	$21.43
2021	High	Low
4th Quarter	$25.46	$22.55
3rd Quarter	$26.19	$21.07
2nd Quarter	$23.89	$21.56
1st Quarter	$26.41	$23.19

As of October 13, 2022, there were approximately 266 holders of record of Class A common stock.

During fiscal 2022, Village paid cash dividends of $13,041.  Dividends in fiscal 2022 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2021, Village paid cash dividends of $13,050.  Dividends in fiscal 2021 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2021 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 30, 2022		July 31, 2021		July 25, 2020		July 27, 2019		July 28, 2018
Sales	$2,061,084		$2,030,330		$1,804,594		$1,643,502		$1,612,015
Net income	26,830	(1)	19,994	(2)	24,939	(3)	25,539	(4)	25,080	(5)
Net income as a % of sales	1.30%		0.98%		1.38%		1.55%		1.56%
Net income per share:
Class A common stock:
Basic	$2.06		$1.53		$1.93		$1.98		$1.95
Diluted	1.84		1.37		1.72		1.77		1.74
Class B common stock:
Basic	1.34		1.00		1.25		1.29		1.27
Diluted	1.34		1.00		1.25		1.29		1.27
Cash dividends per share:
Class A	1.00		1.00		1.00		1.00		1.00
Class B	0.65		0.65		0.65		0.65		0.65

At year-end
Total assets (6)	$924,448		$889,004		$915,546		$502,289		$481,590
Long-term debt (6)	374,035		370,078		396,181		47,725		48,186
Working capital	79,796		44,023		34,522		56,307		89,201
Shareholders’ equity	372,109		341,473		332,320		318,672		303,145
Book value per share	25.64		23.48		22.84		22.15		21.08

Other data
Same store sales trend (7)	4.1%		2.3%		5.3%		(0.5)%		0.2%
Total square feet	2,040,000		2,026,000		2,091,000		1,804,000		1,770,000
Average total sq. ft. per store	54,000		55,000		55,000		55,000		59,000
Selling square feet	1,488,000		1,481,000		1,529,000		1,401,000		1,384,000
Sales per average square foot of selling space (8)	$1,390		$1,349		$1,275		$1,186		$1,188
Number of stores	38		37		38		33		30
Sales per average number of stores (8)	$55,635		$52,713		$53,284		$54,715		$55,450
Capital expenditures and acquisitions	$43,270		$25,233		$54,495		$27,988		$35,464

(1) Includes pension settlement charges of $8,556 (net of tax) including the result of the termination of the Village Super Market, Inc. Employees’ Retirement Plan, and a $342 (net of tax) gain on the sale of an equity investment.
(2) Includes a $2,802 (net of tax) gain on the sale of the leasehold interest in a non-supermarket related parking lot lease obtained as part of the Fairway acquisition, a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs of $276 (net of tax), non-cash impairment charges for the Fairway trade name and the long lived assets for one Gourmet Garage store of $2,010 (net of tax), pension settlement charges of $409 (net of tax) and estimated net income of $417 due to the fiscal year including a 53rd week.

(3) Includes a $1,911 (net of tax) gain for Superstorm Sandy insurance proceeds received, an $854 (net of tax) gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020, a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, a $1,423 (net of tax) gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement, transaction costs incurred for the Fairway acquisition of $1,888 (net of tax), amortization of acquisition related inventory step-up of $355 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $1,160 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax).
(4) Includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received, a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation and a non-cash pension charge related to pension settlement charges of $308 (net of tax).
(5) Includes a $3,300 reduction in deferred tax expense as a result of the Tax Cuts and Jobs Act, an $822 (net of tax) non-recurring credit accrued related to multi-employer pension benefits, $877 (net of tax) in non-recurring assessments from Wakefern and $695 (net of tax) in pre-opening costs related to the Bronx, New York City store.
(6) On July 28, 2019, the Company adopted ASU 2016-02, “Leases.” The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities, included in long-term debt of $99,415 and $111,139, respectively, as of the date of adoption.
(7) New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2021 excludes the impact of the 53rd week in fiscal 2021 and fiscal 2022 excludes the impact of the 53rd week in fiscal 2021.
(8) Amounts for the year ended July 30, 2022 exclude the results of the Gourmet Garage store opened in the West Village in Manhattan on April 29, 2022. Amounts for the year ended July 25, 2020 exclude the results of the Fairway stores acquired on May 14, 2020. Amounts for the year ended July 27, 2019 exclude the results of the Gourmet Garage stores acquired on June 24, 2019. Amounts for the year ended July 28, 2018 exclude results of the store opened in the Bronx, New York on June 28, 2018.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2022
Sales	$494,211	$537,408	$501,962	$527,503	$2,061,084
Gross profit	140,180	149,611	141,591	148,285	579,667
Net income (loss)	7,328	10,129	(3,231)	12,603	26,830
Net income per share:
Class A common stock:
Basic	0.56	0.78	(0.25)	0.97	2.06
Diluted	0.50	0.69	(0.22)	0.87	1.84
Class B common stock:
Basic	0.37	0.50	(0.16)	0.63	1.34
Diluted	0.37	0.50	(0.16)	0.63	1.34

2021
Sales	$490,136	$522,818	$481,093	$536,283	$2,030,330
Gross profit	137,963	141,845	133,422	151,814	565,044
Net income	3,360	4,555	2,574	9,500	19,994
Net income per share:
Class A common stock:
Basic	0.26	0.35	0.20	0.73	1.53
Diluted	0.23	0.31	0.18	0.65	1.37
Class B common stock:
Basic	0.17	0.23	0.13	0.47	1.00
Diluted	0.17	0.23	0.13	0.47	1.00

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW
Village Super Market operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and four Gourmet Garage specialty markets in New York City. On April 29, 2022, Village opened a 14,600 sq. ft. Gourmet Garage in the West Village in Manhattan, NYC. On February 22, 2021, Village closed the ShopRite store located in Silver Spring, Maryland. Despite continued investment in marketing and promotional programs, the store was unable to generate sales at a level sufficient to maintain profitability, resulting in its closure. The impacts associated with this closure were not material to the consolidated financial statements.
Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.
The Company’s stores, seven of which are owned, average 54,000 total square feet. These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird and Fairway brands. Our Fairway

Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through shoprite.com, the ShopRite app or through third party service providers. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery is available in all Fairway and Gourmet Garage stores through third party service providers.
The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus customer loyalty program enables Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's Price Plus card.
To promote production efficiency, product quality and consistency, the Company operates a centralized commissary supplying certain products in deli, bakery, prepared foods and other perishable product categories to all stores. Production costs, including materials, labor and overhead, are included in Cost of sales.
We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Fiscal 2022 contains 52 weeks and fiscal 2021 contains 53 weeks.

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

The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	52 Weeks Ended	53 Weeks Ended
	July 30, 2022	July 31, 2021

Net Income	$26,830	$19,994

Adjustments to Operating Expenses:
Gain on sale of assets (1)	(494)	(4,768)
Pension termination and settlement charges	12,341	587
Store closure costs (2)	—	325

Other Adjustments:
Impairment of assets (3)	—	2,900
Income from 53-week fiscal year (4)	—	(602)

Adjustments to Income Taxes:
Tax impact of adjustments to operating expenses	(3,633)	478

Adjusted net income	$35,044	$18,914

Operating and administrative expenses	$507,597	$498,786
Adjustments to operating and administrative expenses	(11,847)	3,856
Adjusted operating and administrative expenses	$495,750	$502,642
Adjusted operating and administrative expenses as a % of sales	24.05%	24.76%

(1) Fiscal 2022 includes a $494 gain on the sale of an equity investment and fiscal 2021 includes a $4,044 gain on the sale of the leasehold interest in a non-supermarket related parking lot obtained as part of the Fairway acquisition and a $724 gain on the sale of the pharmacy prescription list related to the Silver Spring, Maryland store.
(2) Fiscal 2021 includes costs associated with the closure of the Silver Spring, Maryland store on February 22, 2021.
(3) Fiscal 2021 includes non-cash impairment charges for the Fairway trade name of $2,386 and the long-lived assets for one Gourmet Garage store of $514.
(4) Fiscal 2021 is a 53-week fiscal year, with the additional week included in the fourth quarter.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	July 30, 2022	July 31, 2021
Sales	100.00%	100.00%
Cost of sales	71.88%	72.17%
Gross profit	28.12%	27.83%
Operating and administrative expense	24.63%	24.57%
Depreciation and amortization	1.61%	1.69%
Impairment of assets	—%	0.14%
Operating income	1.88%	1.43%
Interest expense	(0.19)%	(0.19)%
Interest income	0.20%	0.18%
Income before income taxes	1.89%	1.42%
Income taxes	0.59%	0.44%
Net income	1.30%	0.98%

SALES

Sales were $2,061,084 in fiscal 2022, an increase of $30,754, or 1.5% from fiscal 2021. Fiscal 2021 contains 53 weeks, with the additional week included in the fourth quarter. Excluding the impact of the 53rd week, sales increased 3.5% due primarily to an increase in same store sales of 4.1% and the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022, partially offset by the closure of the Silver Spring, Maryland store in February 2021. Same store sales increased due primarily to increased sales in New York City stores, higher transaction counts, inflation and continued growth in SNAP benefit redemptions.

New stores and replacement stores are included in same store sales in the quarter after the store has been in operation for four full quarters.  Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT

Gross profit as a percentage of sales increased to 28.12% in fiscal 2022 compared to 27.83% in fiscal 2021 due primarily to increased departmental gross margin percentages (.57%) and a favorable change in product mix (.10%), partially offset by higher LIFO charges (.16%), decreased patronage dividends and rebates received from Wakefern (.09%) and higher promotional spending (.14%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations.

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased to 24.63% in fiscal 2022 compared to 24.57% in fiscal 2021. Adjusted operating and administrative expense as a percentage of sales decreased to 24.05% in fiscal 2022 compared to 24.76% in fiscal 2021 due primarily to lower labor costs and fringe benefits (.61%) and less advertising spending (.10%), partially offset by increased external fees and transportation costs associated with digital sales (.08%). Labor costs decreased due to productivity initiatives, labor shortages and sales leverage partially offset by minimum wage and demand driven pay rate increases.
DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $33,122 and $34,195 in fiscal 2022 and 2021, respectively. Depreciation and amortization expense decreased due primarily to the closure of the Silver Spring, Maryland ShopRite in February 2021 and the timing of capital expenditures.

IMPAIRMENT OF ASSETS

Impairment of assets in fiscal 2021 included non-cash charges related to the Fairway trade name of $2,386 (see note 1 to the consolidated financial statements) and the long-lived assets for one Gourmet Garage store of $514.

INTEREST EXPENSE

Interest expense was $3,907 and $3,943 in fiscal 2022 and 2021, respectively.

INTEREST INCOME

Interest income was $4,023 and $3,633 in fiscal 2022 and 2021, respectively. Interest income increased in fiscal 2022 compared to fiscal 2021 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 31.3% and 30.7% in fiscal 2022 and 2021, respectively. The increase in the effective tax rate in fiscal 2022 is due primarily to increased state taxable income in higher tax rate jurisdictions.

NET INCOME

Net income was $26,830 in fiscal 2022 compared to $19,994 in fiscal 2021.  Adjusted net income was $35,044 in fiscal 2022 compared to $18,914 in fiscal 2021. Adjusted net income increased 85% compared to the prior year due primarily to the 4.1% increase in same store sales and improvements in gross profit and operating and administrative expense margins.

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

IMPAIRMENT

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures and operating lease assets on an individual store basis for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. If an impairment triggering event is identified, the Company analyzes the undiscounted estimated future net cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups to their carrying value.

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 30, 2022. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations. The fair value of indefinite-lived intangible assets are estimated based on the discounted cash flow model using the relief from royalty method.

Manhattan store sales have been impacted by less residential, commuter and tourist traffic during the COVID-19 pandemic. Due to uncertainty regarding the duration and extent of the impact of the COVID-19 pandemic on Manhattan, the Company recognized an impairment charge related to the Fairway trade name of $2,386 for year ended July 31, 2021.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $12,239 and $11,860 at July 30, 2022 and July 31, 2021, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 30, 2022 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 3.77% at July 30,

2022 compared to 2.44% at July 31, 2021. Changes in the discount rate and updated assumptions on mortality tables and improvement scales resulted in a net decrease in the projected benefit obligation by approximately $2,017 at July 30, 2022. Village evaluated the expected increase in compensation costs of 4.50% and concluded no changes in this assumption was necessary in estimating pension plan obligations and expense. The Company utilizes a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases. Based on the Company’s LDI strategy, the Company assumed a weighted-average assumed long-term rate of return on plan assets of 5.25% in fiscal 2022.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$665	$(795)	$32	$(78)
Expected return on assets	+ / - 1.0%	$—	—	$29	$(29)

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of July 30, 2022. The Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. Village made no contributions to the remaining plans in fiscal 2022 and no contributions were made in fiscal 2021 to Company-sponsored pension plans. Contributions to the remaining plans are expected to be immaterial in fiscal 2023.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the consolidated financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $79,625 in fiscal 2022 compared to $52,692 in fiscal 2021. The change in cash flows from operating activities in fiscal 2022 was primarily due to changes in working capital and higher net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes, pension settlement charges, the provision to value inventories at LIFO, impairment charges and the gain on sale of property, equipment and fixtures. Working capital changes, including other assets and other liabilities, increased net cash provided by operating activities by $7,081 in fiscal 2022 compared a decrease in net cash provided by operating activities of $1,587 in fiscal 2021.

During fiscal 2022, Village used cash to fund capital expenditures of $43,270, dividends of $13,041, principal payments of long-term debt of $8,299, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $5,010 and additional investments of $2,489 in notes receivable from Wakefern. Proceeds on the sale of assets of $4,352 are primarily related to the sale of a leasehold interest in a non-supermarket related parking lot obtained as part of the Fairway acquisition. Capital expenditures primarily include costs associated with the purchase of the Galloway store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, the new Gourmet Garage store in the West Village of New York City, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

During fiscal 2021, Village used cash to fund capital expenditures of $25,233, dividends of $13,050, principal payments of long-term debt of $8,414 and additional investments of $2,287 in notes receivable from Wakefern. Capital expenditures include one major remodel, continued expansion of online order fulfillment and self-checkout, and various merchandising, technology, equipment and facility upgrades.

LIQUIDITY and DEBT

Working capital was $79,796 and $44,023 at July 30, 2022 and July 31, 2021, respectively. Working capital ratios at the same dates were 1.50 and 1.29 to one, respectively.  The increase in working capital in fiscal 2022 compared to fiscal 2021 is due primarily to $28,627 in notes receivable from Wakefern that have been reclassified to current assets as they matured on August 15, 2022. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

We have budgeted $70,000 for capital expenditures in fiscal 2023.  Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2023 are expected to be cash and cash equivalents on hand at July 30, 2022 and operating cash flow generated in fiscal 2023.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 30, 2022, Village has invested $5,010 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

At July 30, 2022, the Company held variable rate notes receivable due from Wakefern of $28,627 that earn interest at the prime rate plus 1.25% and matured on August 15, 2022 and $29,157 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $28,850 of the proceeds received from the notes that matured on August 15, 2022 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 30, 2022, Village had demand deposits invested at Wakefern in the amount of $110,739. These deposits earn overnight money market rates.

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

On September 1, 2022, the Company amended the Credit Facility due to the execution of a seven year $10,000 unsecured term loan. The unsecured term loan is repayable in equal monthly installments based on a seven year amortization schedule through September 4, 2029 and bears interest at the applicable SOFR plus 1.35%. Village also executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base SOFR at 2.95%, resulting in a fixed effective rate of 4.30%. This loan qualified for an interest rate subsidy program with Wakefern on financing related to certain capital expenditure projects. Net of the subsidy, the Company will pay interest at a fixed effective rate of 2.30%.

The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets, the purchase of the Galloway store shopping center and certain capital expenditure projects. The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 30, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 30, 2022. As of July 30, 2022, $67,664 remained available under the unsecured revolving line of credit.

During fiscal 2022, Village paid cash dividends of $13,041.  Dividends in fiscal 2022 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•We expect the increase in same store sales to range from 1.0% to 3.0% in fiscal 2023.
•We have budgeted $70,000 for capital expenditures in fiscal 2023.  Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades.
•The Board’s current intention is to continue to pay quarterly dividends in 2023 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.

•We expect our effective income tax rate in fiscal 2023 to be in the range of 31.0% - 32.0%.
Various uncertainties and other factors could cause actual results to differ from the forward-looking statements contained in this report. These include:

•The COVID-19 pandemic created significant volatility and uncertainty in our business since the first outbreak in our trade area in March 2020. Its continuing impact and the impact of new virus variants and the measures taken in response could adversely impact our business, financial condition and results of operations. We continue to monitor and adjust the safety measures we have implemented since the beginning of the pandemic. Our business may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including labor shortages, inflation, disruptions to supply chains, higher operating and/or compliance costs, changes in customer trends and consumer demand, changes in federal, state and local laws, regulations and community response measures, the form and impact of economic stimulus, our customers access to and the continued availability of government benefit programs through the Supplemental Nutrition Assistance Program ("SNAP") and general overall economic instability. It is unclear whether and to what extent sales, consumer behavior, general economic and business activity will return to pre-pandemic levels and its impact on our business. Furthermore, the impact of the COVID-19 health crisis may exacerbate other risks and uncertainties included herein, which could have a material effect on the Company.
•The Fairway acquisition involves a number of risks, uncertainties and challenges, including under-performance relative to our expectations, additional capital requirements, unforeseen expenses or delays, imprecise assumptions or our inability to achieve projected cost savings or other synergies, competitive factors in the marketplace and difficulties integrating the business, including merging company cultures, cultivating brand strategy, expansion of food production and conforming the acquired company's technology, standards, processes, procedures and controls. Sales and operating profits have underperformed in Manhattan due primarily to less residential, commuter and tourist traffic during the COVID-19 pandemic. Many of these potential circumstances are outside of our control and any of them could result in an adverse impact on our results of operations, financial condition and cash flows and the diversion of management time and resources.
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
•Approximately 88% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.

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

RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 30, 2022, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $3,095. The maximum per store investment is currently $975. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, workers' compensation, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

At July 30, 2022, the Company held variable rate notes receivable due from Wakefern of $28,627 that earn interest at the prime rate plus 1.25% and matured on August 15, 2022 and $29,157 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $28,850 of the proceeds received from the notes that matured on August 15, 2022 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 30, 2022, Village had demand deposits invested at Wakefern in the amount of $110,739. These deposits earn overnight money market rates.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $959 and $1,355 during fiscal 2022 and 2021, respectively, and has related aggregate lease obligations of $607 at July 30, 2022. Both leases contain normal periodic rent increases and options to extend the lease. On October 13, 2021, Village completed the acquisition of the Galloway store shopping center for $9,800.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $735 and $704 in fiscal 2022 and 2021, respectively, and has a related lease obligation of $2,545 at July 30, 2022. This lease expires in fiscal 2026 with options to extend at increasing annual rents.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,556 and $1,579 in fiscal 2022 and 2021, respectively, and has aggregate lease obligations of $12,340 at July 30, 2022 related to these leases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	July 30, 2022	July 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$134,832	$116,314
Merchandise inventories	44,190	42,633
Patronage dividend receivable	12,239	11,860
Notes receivable from Wakefern	28,627	—
Income taxes receivable	631	5,111
Other current assets	17,446	20,398
Total current assets	237,965	196,316
Property, equipment and fixtures, net	265,333	256,154
Operating lease assets	293,295	289,461
Notes receivable from Wakefern	29,157	55,295
Investment in Wakefern	33,004	33,004
Investments in Real Estate Partnerships	7,162	1,970
Goodwill	24,190	24,190
Other assets	34,342	32,614

Total assets	$924,448	$889,004
LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Operating lease obligations	$20,351	$21,627
Finance lease obligations	596	531
Notes payable to Wakefern	1,134	632
Current portion of debt	7,466	6,976
Accounts payable to Wakefern	77,037	70,792
Accounts payable and accrued expenses	24,266	25,098
Accrued wages and benefits	27,221	25,036
Income taxes payable	98	1,601
Total current liabilities	158,169	152,293
Long-term debt
Operating lease obligations	284,300	278,135
Finance lease obligations	21,510	22,325
Notes payable to Wakefern	1,961	2,791
Long-term debt	66,264	66,827
Total long-term debt	374,035	370,078
Pension liabilities	4,569	10,182
Other liabilities	15,566	14,978
Commitments and Contingencies (Notes 3, 4, 5, 6, 7, 9 and 10)
Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,971 shares at July 30, 2022 and 10,978 shares at July 31, 2021	72,891	70,594
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at July 30, 2022 and July 31, 2021	697	697
Retained earnings	306,974	293,185
Accumulated other comprehensive income (loss)	6,135	(9,064)
Less treasury stock, Class A, at cost: 752 shares at July 30, 2022 and 726 shares at July 31, 2021	(14,588)	(13,939)
Total shareholders’ equity	372,109	341,473
Total liabilities and shareholders' equity	$924,448	$889,004
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
	Years ended
	July 30, 2022	July 31, 2021
	(52 Weeks)	(53 Weeks)

Sales	$2,061,084	$2,030,330
Cost of sales	1,481,417	1,465,286

Gross profit	579,667	565,044

Operating and administrative expense	507,597	498,786
Depreciation and amortization	33,122	34,195
Impairment of assets	—	2,900

Operating income	38,948	29,163

Interest expense	(3,907)	(3,943)
Interest income	4,023	3,633

Income before income taxes	39,064	28,853
Income taxes	12,234	8,859

Net income	$26,830	$19,994

Net income per share:
Class A common stock:
Basic	$2.06	$1.53
Diluted	$1.84	$1.37

Class B common stock:
Basic	$1.34	$1.00
Diluted	$1.34	$1.00

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Years ended
	July 30, 2022	July 31, 2021
	(52 Weeks)	(53 Weeks)

Net income	$26,830	$19,994

Other comprehensive income (loss):
Unrealized gain on interest rate swaps, net of tax (1)	3,398	1,428
Amortization of pension actuarial loss, net of tax (2)	233	409
Pension remeasurement, net of tax (3)	3,012	(2,559)
Pension settlement loss, net of tax (4)	8,556	409
Total other comprehensive income (loss)	15,199	(313)

Comprehensive income	$42,029	$19,681

(1)Amounts are net of tax of $1,505 and $604 for 2022 and 2021, respectively.
(2)Amounts are net of tax of $102 and $179 for 2022 and 2021, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $1,349 and $1,484 for 2022 and 2021, respectively.
(4)Amounts are net of tax of $3,785 and $178 for 2022 and 2021, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 30, 2022 and July 31, 2021
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 25, 2020	10,985	$68,072	4,294	$697	$286,241	$(8,751)	726	$(13,939)	$332,320
Net income	—	—	—	—	19,994	—	—	—	19,994
Other comprehensive loss, net of tax of $523	—	—	—	—	—	(313)	—	—	(313)
Dividends	—	—	—	—	(13,050)	—	—	—	(13,050)
Restricted shares forfeited	(15)	(71)	—	—	—	—	—	—	(71)
Share-based compensation expense	8	2,593	—	—	—	—	—	—	2,593
Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	26,830	—	—	—	26,830
Other comprehensive income, net of tax of $6,741	—	—	—	—	—	15,199	—	—	15,199
Dividends	—	—	—	—	(13,041)	—	—	—	(13,041)
Treasury stock purchases	—	—	—	—	—	—	26	(649)	(649)
Restricted shares forfeited	(16)	(198)	—	—	—	—	—	—	(198)
Share-based compensation expense	9	2,495	—	—	—	—	—	—	2,495
Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 30, 2022	July 31, 2021
	(52 Weeks)	(53 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,830	$19,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,705	35,701
Non-cash share-based compensation	2,297	2,522
Non-cash pension settlement charges	10,856	587
Deferred taxes	(5,093)	(2,542)
Provision to value inventories at LIFO	3,295	220
Impairment of assets	—	2,900
Gain on sale of assets	(346)	(5,103)
Changes in assets and liabilities:
Merchandise inventories	(4,852)	(718)
Patronage dividend receivable	(379)	(656)
Accounts payable to Wakefern	6,550	(10,645)
Accounts payable and accrued expenses	(1,759)	(3,741)
Accrued wages and benefits	2,185	1,387
Income taxes receivable / payable	2,976	9,291
Other assets and liabilities	2,360	3,495
Net cash provided by operating activities	79,625	52,692

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43,270)	(25,233)
Proceeds from the sale of assets	4,352	1,147
Investment in notes receivable from Wakefern	(2,489)	(2,287)
Investment in real estate partnerships	(5,010)	—
Net cash used in investing activities	(46,417)	(26,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	7,350	50,000
Principal payments of long-term debt	(8,299)	(8,414)
Payments on revolving line of credit	—	(50,000)
Debt issuance costs	(51)	(222)
Dividends	(13,041)	(13,050)
Treasury stock purchases, including shares surrendered for withholding taxes	(649)	—
Net cash used in financing activities	(14,690)	(21,686)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,518	4,633
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	116,314	111,681
CASH AND CASH EQUIVALENTS, END OF YEAR	$134,832	$116,314

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,907	$3,943
Income taxes	20,685	1,475

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$2,872
Capital expenditures included in accounts payable and accrued expenses	3,784	3,162
 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data).

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 34 supermarkets under the ShopRite and Fairway names in New Jersey, Maryland, New York and eastern Pennsylvania and four specialty markets under the Gourmet Garage name in New York City. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names.  This relationship provides Village many of the economies of scale in purchasing, distribution, store and own branded products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

Principles of consolidation

The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2022 contains 52 weeks and fiscal 2021 contains 53 weeks.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, pension accounting assumptions, accounting for contingencies, accounting for derivative instruments and hedging activities, and the impairment of long-lived assets, goodwill and indefinite-lived intangible assets. Actual results could differ from those estimates.

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

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 30, 2022		July 31, 2021
	Amount	%	Amount	%
Center Store (1)	$1,229,336	59.7%	$1,218,550	60.6%
Fresh (2)	757,383	36.7%	736,657	35.7%
Pharmacy	67,780	3.3%	67,048	3.3%
Other (3)	6,585	0.3%	8,075	0.4%

Total Sales	$2,061,084	100.0%	$2,030,330	100.0%

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

Operating and administrative expense

Operating and administrative expenses consists primarily of store and corporate costs, including employee salaries, wages, company-sponsored and multi-employer health and welfare, pension, and defined contribution benefits, supplies, advertising, utilities, facility repairs and maintenance, rent, occupancy costs and administrative expenses.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $11,653 and $10,638 at July 30, 2022 and July 31, 2021, respectively. Included in cash and cash equivalents at July 30, 2022 and July 31, 2021 are $110,739 and $86,670, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

Approximately 61% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $18,616 and $15,321 higher than reported in fiscal 2022 and 2021, respectively. All other inventories are stated at the lower of FIFO cost or market.

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
Advertising

Advertising costs are expensed as incurred. Advertising expense was $10,320 and $12,268 in fiscal 2022 and 2021, respectively.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. The Company records changes in the fair value of its interest rate swap contracts to Accumulated other comprehensive income (loss), net of taxes, as the Company has elected to designate its swaps as cash flow hedges and apply hedge accounting when the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Additional information on derivative and hedging activities is provided in Note 5.

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

Long-lived assets

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures and operating lease assets on an individual store basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. If an impairment triggering event is identified, the Company analyzes the undiscounted estimated future net cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups to their carrying value. For the year ended July 31, 2021 the Company recorded an impairment of long-lived assets for one Gourmet Garage store of $514.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company's indefinite-lived intangible assets balance of $13,299 as of July 30, 2022 and July 31, 2021 are related to the Fairway and Gourmet Garage trade names. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value of goodwill at the reporting unit level, in addition to the value of the Company’s stock. The fair value of trade names are estimated based on the discounted cash flow model using the relief from royalty method. For the year ended July 31, 2021 the Company recorded an impairment of the Fairway trade name of $2,386.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	Years ended
	July 30, 2022	July 31, 2021	July 25, 2020
	(52 Weeks)	(53 Weeks)	(53 Weeks)
Net income	$26,830	$19,994
Distributed and allocated undistributed Net (loss) income to unvested restricted shareholders	777	626
Net income income available to Class A and Class B shareholders	$26,053	$19,368

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$20,311	$5,742	$15,095	$4,273
Conversion of Class B to Class A shares	5,742	—	4,273	—
Net income allocated, diluted	$26,053	$5,742	$19,368	$4,273

Denominator:
Weighted average shares outstanding, basic	9,869	4,294	9,853	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,163	4,294	14,147	4,294

Net income per share is as follows:

	2022		2021
	Class A	Class B	Class A	Class B
Basic	$2.06	$1.34	$1.53	$1.00
Diluted	$1.84	$1.34	$1.37	$1.00

Outstanding stock options to purchase Class A shares of 97 and 102 were excluded from the calculation of diluted net income per share at July 30, 2022 and July 31, 2021, respectively, as a result of their anti-dilutive effect. In addition, 359 and 392 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 30, 2022 and July 31, 2021, respectively, due to their anti-dilutive effect.

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

Recently issued accounting standards

The Company monitors accounting standards recently issued by the FASB to assess their impact on the consolidated financial statements, if any. There were no recently issued accounting standards that will have a material impact on our consolidated financial statements.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 30, 2022	July 31, 2021
Land and buildings	$129,103	$105,325
Store fixtures and equipment	341,924	329,454
Leasehold improvements	183,188	178,062
Leased property under finance leases	25,211	25,211
Construction in progress	8,054	5,535
Vehicles	2,746	3,494

Total property, equipment and fixtures	690,226	647,081
Accumulated depreciation	(411,541)	(378,522)
Accumulated amortization of property under finance leases	(13,352)	(12,405)

Property, equipment and fixtures, net	$265,333	$256,154

Amortization of leased property under finance leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.5% of the outstanding shares of Wakefern at July 30, 2022. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2022 and 2021. The Company also has an investment of approximately 9.4% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with workers' compensation, liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 30, 2022, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $3,095. Installment payments are due as follows: 2023 - $1,134; 2024 - $522; 2025 - $512; 2026 - $511; 2027 - $372; and $44 thereafter. The maximum per store investment remained $975 in fiscal 2022. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $39,038 and $43,003 in fiscal 2022 and 2021, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, workers' compensation, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $47,877 and $47,462 from Wakefern in fiscal 2022 and 2021, respectively, for non-merchandise products and services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.

At July 30, 2022, the Company held variable rate notes receivable due from Wakefern of $28,627 that earn interest at the prime rate plus 1.25% and matured on August 15, 2022 and $29,157 that earn interest at the prime rate plus .75% and mature on February 15, 2024. The Company invested $28,850 of the proceeds received from the notes that matured on August 15, 2022 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 30, 2022, the Company had demand deposits invested at Wakefern in the amount of $110,739. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $3,953 and $3,522 in fiscal 2022 and 2021, respectively.

NOTE 4 — DEBT

Long-term debt consists of:

	July 30, 2022		July 31, 2021
Secured term loan	$50,796	$—	$47,025
Unsecured term loan	17,507		21,104
New Market Tax Credit Financing	5,427		5,674

Total debt, excluding obligations under leases	73,730		73,803
Less current portion	7,466		6,976

Total long-term debt, excluding obligations under leases	$66,264		$66,827

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

The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets, the purchase of the Galloway store shopping center and certain capital expenditure projects. The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 30, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 30, 2022.

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

As of July 30, 2022, the Company had four interest rate swaps with an aggregate initial notional value of $92,850 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $262 and $328 during the fiscal years ended July 30, 2022 and July 31, 2021, respectively, from Accumulated other comprehensive income (loss) to Interest expense.

In March 2020 and January 2021, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" and ASU 2021-01, "Reference Rate Reform: Scope", respectively. These standards provide temporary optional expedients and exceptions for the application of GAAP to certain contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as LIBOR. The guidance was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. In fiscal 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Additionally, we elected to apply expedients related to the modification of hedged transactions related to reference rate reform. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of this portion of the ASU did not have a material impact to our consolidated financial statements.

In connection with the modification of the reference rate from LIBOR to SOFR in the Amended and Restated Credit Facility, in February 2022, the Company executed the amendment and restatement of two interest rate swaps (see note 4). The modified rates did not have a material impact to the consolidated financial statements.

The notional value of the interest rate swaps were $78,642 as of July 30, 2022. The fair value of interest rate swaps are included in the following captions on the consolidated balance sheets at July 30, 2022 and July 31, 2021:

	July 30, 2022	July 31, 2021
Other assets	6,020	1,111

The fair values of the Company’s interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are:

	2022	2021
Federal:
Current	$10,766	$7,172
Deferred	(3,547)	(2,037)

State:
Current	6,561	4,229
Deferred	(1,546)	(505)

	$12,234	$8,859

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 30, 2022	July 31, 2021
Deferred tax assets:
Lease liabilities	$100,275	$106,615
Compensation related costs	3,618	4,377
Pension costs	1,536	3,248
Other	710	552

Total deferred tax assets	106,139	114,792

Deferred tax liabilities:
Tax over book depreciation	20,859	22,653
Lease assets	92,375	98,994
Patronage dividend receivable	3,950	4,162
Investment in partnerships	1,164	1,162
Other	2,206	611

Total deferred tax liabilities	120,554	127,582

Net deferred tax liability	$(14,415)	$(12,790)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 30, 2022 and July 31, 2021:

	July 30, 2022	July 31, 2021
Other assets	515	1,642
Other liabilities	(14,930)	(14,432)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 30, 2022 and July 31, 2021.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	10.1%	10.3%
Other	0.2%	(0.6)%

Effective income tax rate	31.3%	30.7%

The Company is not currently under audit by any tax authorities, but is open to examination with varying statutes of limitations, generally ranging from three to four years.

NOTE 7 — LEASES
Description of leasing arrangements

The Company leases 31 retail stores, as well as a commissary, the corporate headquarters and equipment at July 30, 2022. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas.

The composition of total lease cost is as follows:

		Years ended
	Consolidated Statement of Operations Classification	July 30, 2022	July 31, 2021
Operating lease cost	Operating and administrative expense	$36,909	$37,677
Finance lease cost
Amortization of leased assets	Depreciation and amortization	947	947
Interest on lease liabilities	Interest expense	1,939	2,000
Variable lease cost	Operating and administrative expense	20,483	19,479

Total lease cost		$60,278	$60,103

As of July 30, 2022 and July 31, 2021, finance lease right-of-use assets of $11,859 and $12,806, respectively, are included in property, equipment and fixtures, net in the Company's consolidated balance sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised. The Company's lease liabilities mature as follows as of July 30, 2022:

	Operating leases	Finance leases	Total
2023	$32,455	$2,470	$34,925
2024	34,272	2,689	36,961
2025	33,206	2,820	36,026
2026	32,495	2,893	35,388
2027	31,809	2,893	34,702
Thereafter	233,521	23,294	256,815
Total lease payments	397,758	37,059	434,817
Less amount representing interest	93,107	14,953	108,060

Present value of lease liabilities	$304,651	$22,106	$326,757

The Company has approximately $18,948 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 30, 2022.

As of July 30, 2022, the Company's lease terms and discount rates are as follows:

	July 30, 2022	July 31, 2021
Weighted-average remaining lease term (years)
Operating leases	13.1	12.5
Finance leases	13.4	14.4
Weighted-average discount rate
Operating leases	4.1%	3.9%
Finance leases	8.5%	8.5%

Supplemental cash flow information related to leases is as follows:

	2022	2021
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$35,730	$34,768
Operating cash flows from finance leases	1,939	2,000
Financing cash flows from finance leases	750	689

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $735 and $704 in fiscal 2022 and 2021, respectively, and has a related lease obligation of $2,545 at July 30, 2022. This lease expires in fiscal 2026 with options to extend at increasing annual rent.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,556 and $1,579 in fiscal 2022 and 2021, respectively, and has related aggregate lease obligations of $12,340 at July 30, 2022.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleases the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $959 and $1,355 in fiscal 2022 and 2021, respectively, and has related aggregate lease obligations of $607 at July 30, 2022. Both leases contain normal periodic rent increases and options to extend the lease. On October 13, 2021, Village completed the acquisition of the Galloway store shopping center for $9,800.

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

The Company has authorized 10,000 shares of preferred stock. No shares have been issued. The Board of Directors is authorized to designate series, preferences, powers and participation of any preferred stock issued.

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. The Company made open market purchases totaling $2,482 under this repurchase program in fiscal 2021 and an additional $1,907 in shares of Class A Common Stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2021. The Company's share repurchase program had $3,203 remaining at July 30, 2022 and July 31, 2021. In fiscal 2022, the Company purchased 23 shares totaling $561 from the Village Super Market, Inc. Employees' Retirement Plan related to the termination and related liquidation of the plan's assets (see note 9).

Village has two share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $2,297 and $2,522 in fiscal 2022 and 2021, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $532 and $633 in fiscal 2022 and 2021, respectively.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. Restricted stock awards primarily cliff vest three years from the date of grant. There are 1,090 shares remaining for future grants under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	2022		2021
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	102	$28.98	156	$28.43
Exercised	—	—	—	—
Forfeited	(5)	28.83	(54)	27.40
Expired	—	$—	—	$—

Outstanding at end of year	97	$28.98	102	$28.98

Options exercisable at end of year	97	$28.98	102	$28.98

As of July 30, 2022, the weighted-average remaining contractual term of options outstanding and options exercisable was 1.7 years. As of July 30, 2022, the aggregate intrinsic value was $0 for both options outstanding and options exercisable. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	2022		2021
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	392	$19.55	413	$19.40
Granted	9	21.52	8	25.06
Vested	(26)	21.92	(14)	18.98
Forfeited	(16)	20.21	(15)	18.98

Nonvested at end of year	359	$19.40	392	$19.55

The total fair value of restricted shares vested during fiscal 2022 and 2021 was $588 and $363, respectively.

As of July 30, 2022, there was $1,603 of total unrecognized compensation costs related to nonvested restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 0.6 years.

The Company declared and paid cash dividends on common stock as follows:

	2022	2021
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,250	$10,259
Class B common stock	2,791	2,791

	$13,041	$13,050

NOTE 9 — PENSION PLANS

Company-Sponsored Pension Plans

The Company sponsored three defined benefit pension plans. Two of the plans are tax-qualified plans, one covering members of a union, which is frozen and participants no longer earn service credit, and the other covering nonunion associates, which was terminated in fiscal 2022. Benefits under the union plan are based on a fixed amount for each year of service, and benefits under the nonunion plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The third plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives.

Net periodic pension cost for the plans include the following components:

	2022	2021
Service cost	$187	$216
Interest cost on projected benefit obligation	1,306	1,689
Expected return on plan assets	(1,258)	(1,932)
Loss on settlement	12,341	587
Amortization of gains and losses	335	588
Net periodic pension cost	$12,911	$1,148

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of July 30, 2022. The Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date.
Additionally, the Company recognized a settlement loss of $45 and $587 in fiscal 2022 and 2021, respectively, for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2022	2021
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$73,229	$76,849
Service cost	187	216
Interest cost	1,306	1,689
Benefits paid	(676)	(796)
Settlement	(54,742)	(2,563)
Actuarial loss	(11,791)	(2,166)
Benefit obligation at end of year	$7,513	$73,229

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$63,047	$70,683
Actual return on plan assets	(6,170)	(4,277)
Employer contributions	1,485	—
Benefits paid	(676)	(796)
Settlements paid	(54,742)	(2,563)
Fair value of plan assets at end of year	2,944	63,047

Funded status at end of year	$4,569	$10,182

Amounts recognized in the consolidated balance sheets:
Pension liabilities	4,569	10,182
Accumulated other comprehensive loss (income), net of income taxes	(1,962)	9,833

Amounts included in Accumulated other comprehensive income (loss) (pre-tax):
Net actuarial loss	$(2,872)	$14,167

The Company expects approximately $557 of the net actuarial gain, excluding the impact of any potential plan settlements, to be recognized as a component of net periodic benefit costs in fiscal 2023.

The accumulated benefit obligations of the plans were $7,513 and $71,931 at July 30, 2022 and July 31, 2021, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2022	2021
Projected benefit obligation	$7,513	$73,229
Accumulated benefit obligation	7,513	71,931
Fair value of plan assets	2,944	63,047

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2022	2021
Assumed discount rate — net periodic pension cost	2.44%	2.26%
Assumed discount rate — benefit obligation	3.77%	2.44%
Assumed rate of increase in compensation levels	4.50%	4.50%
Expected rate of return on plan assets	5.25%	3.36%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. The Company utilizes a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases. The target allocations for plan assets are 30-50% equity securities, 50-70% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

Equity securities include investments in large-cap, small-cap and mid-cap companies located both in and outside the United States. Fixed income securities include U.S. treasuries, mortgage-backed securities and corporate bonds of companies from diversified industries. Investments in securities are made through mutual funds. In addition, the terminated Village Super Market, Inc. Employees’ Retirement Plan plan held Class A common stock of Village in the amount of $512 at July 31, 2021.

Risk management is accomplished through diversification across asset classes and fund strategies, multiple investment portfolios and investment guidelines. The plans do not allow for investments in derivative instruments.

The fair value of the pension assets were as follows:

	July 30, 2022		July 31, 2021
Asset Category	Assets Measured at NAV	Total	Level 1	Assets Measured at NAV	Total
Cash	$—	$—	$83	$—	$83

Equity securities:
Company stock	—	—	512	—	512
Mutual/Collective Trust Funds - U.S. (1)	915	915	—	1,174	1,174
Mutual/Collective Trust Funds - International (1)	301	301	—	387	387

Fixed income securities:
Mutual/Collective Trust Funds - Fixed Income (1)	1,728	1,728	—	60,891	60,891
Total	$2,944	$2,944	$595	$62,452	$63,047

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

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2023	$170
2024	180
2025	160
2026	190
2027	6,080
2028 - 2031	930

The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2023.

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
The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2021 and 2020 is for the plan’s year-end at December 31, 2021 and December 31, 2020, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2021	2020		July 30, 2022	July 31, 2021	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$808	$874	N/A	August 2025
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	2,745	2,721	No	October 2023
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,288	$1,260	No	June 2024
Total Contributions					$4,841	$4,855

(1)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2021 and December 31, 2020.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2020 and December 31, 2019.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2021 and September 30, 2020.
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

(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 30, 2022, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $32,847 and $33,270 in fiscal 2022 and 2021, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $2,054 and $1,791 in fiscal 2022 and 2021, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $2,944 and $3,296 in fiscal 2022 and 2021, respectively.

NOTE 10 — COMMITMENTS and CONTINGENCIES

Approximately 88% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have or will expire between October 2023 and December 2026.  None of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 11 — SUBSEQUENT EVENT

On September 1, 2022, the Company amended the Credit Facility due to the execution of a seven year $10,000 unsecured term loan. The unsecured term loan is repayable in equal monthly installments based on a seven year amortization schedule through September 4, 2029 and bears interest at the applicable SOFR plus 1.35%. Village also executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base SOFR at 2.95%, resulting in a fixed effective rate of 4.30%. This loan qualified for an interest rate subsidy program with Wakefern on financing related to certain capital expenditure projects. Net of the subsidy, the Company will pay interest at a fixed effective rate of 2.30%.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Village Super Market, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 30, 2022 and July 31, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 30, 2022 and July 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of indicators of impairment of long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets, such as property, equipment and fixtures and operating lease assets, for events or changes in circumstances that might indicate the carrying amount of an asset group may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based, in part, on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. At July 30, 2022, the Company had property, equipment and fixtures, net and operating lease assets of $265,333 thousand and $293,295 thousand, respectively.

We identified the assessment of impairment triggering events related to long-lived assets as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s assessment of whether any of the following were indicators of impairment: (1) stores with current period operating or cash flow losses, (2) underperforming stores based on current period operating or cash flow results relative to their respective historical and expected results, and (3) negative industry or economic trends.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process. This included a control related to the Company’s assessment of impairment triggering events. We assessed the Company’s identification and evaluation of potential impairment triggering events by:

•inspecting operating results and cash flows by store to identify stores with current period losses

•comparing actual operating and cash flow results to historical results, expected results, industry and economic trends, and to the net book value of store assets for a selection of stores

•reading board of directors meeting minutes and available industry information.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Short Hills, New Jersey
October 13, 2022

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 30, 2022.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2022, in connection with its Annual Meeting scheduled to be held on December 16, 2022.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2022, in connection with its Annual Meeting scheduled to be held on December 16, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 30, 2022.  All data relates to the Village Super Market, Inc. 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	97,000	$28.98	1,089,593

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2022, in connection with its annual meeting scheduled to be held on December 16, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before November 1, 2022, in connection with its annual meeting scheduled to be held on December 16, 2022.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before November 1, 2022, in connection with its annual meeting scheduled to be held on December 16, 2022.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 30, 2022 and July 31, 2021
Consolidated Statements of Operations - years ended July 30, 2022 and July 31, 2021
Consolidated Statements of Comprehensive Income - years ended July 30, 2022 and July 31, 2021
Consolidated Statements of Shareholders' Equity – years ended July 30, 2022 and July 31, 2021
Consolidated Statements of Cash Flows - years ended July 30, 2022 and July 31, 2021
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated May 6, 2020*
	4.2	First Amendment to Credit Agreement dated September 1, 2020*
	4.3	Amended and Restated Credit Agreement dated January 28, 2022*
	4.4	First Amendment to Amended and Restated Credit Agreement dated September 1, 2022
	4.5	Revolving Credit Note dated May 6, 2020*
	4.6	Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.7	Joinder to Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.8	Term Loan Note dated May 12, 2020*
	4.9	Joinder to Term Loan Note dated May 12, 2020*
	4.10	Converted Term Loan Note dated September 1, 2020*
	4.11	Joinder to Converted Term Loan Note dated September 1, 2020*
	4.12	Term Loan Note dated January 28, 2022*
	4.13	Term Loan Note dated September 1, 2022
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*
	10.18	60-Month Adjustable Rate Promissory Note dated August 15, 2022
	10.19	60-Month Adjustable Rate Promissory Note dated August 15, 2022
	10.20	60-Month Adjustable Rate Promissory Note dated August 15, 2022

10.21	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.22	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.23	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.24	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.25	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.26	60-Month Adjustable Rate Promissory Note dated September 28, 2022
14	Code of Ethics*
21	Subsidiaries of Registrant
23	Consent of Consent of Consent of KPMG LLP
31.1	Certification
31.2	Certification
32.1	Certification (furnished, not filed)
32.2	Certification (furnished, not filed)
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
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

* The following exhibits are incorporated by reference from the following previous filings:

Form 10-Q filed on March 10, 2022: 4.3, 4.7, 4.9, 4.11, 4.12
Form 8-K filed on May 13, 2020: 4.1, 4.5, 4.8
Form 8-K filed on September 8, 2020: 4.2, 4.6, 4.10
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

Date: October 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Kevin Begley
Robert P. Sumas, Director	Kevin Begley, Director
October 13, 2022	October 13, 2022

/s/ William Sumas	/s/ Steven Crystal
William Sumas, Director	Steven Crystal, Director
October 13, 2022	October 13, 2022

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 13, 2022	October 13, 2022

/s/ John J. Sumas	/s/ John L. Van Orden
John J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 13, 2022	October 13, 2022

/s/ Nicholas J. Sumas	/s/ Luigi Perri
Nicholas J. Sumas, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 13, 2022	October 13, 2022