Form 10-Q
period 2022-10-29
VILLAGE SUPER MARKET INC
filed 2022-12-07
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 7, 2022

Class A Common Stock, No Par Value	10,218,646 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	October 29, 2022	July 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$119,247	$134,832
Merchandise inventories	48,545	44,190
Patronage dividend receivable	16,984	12,239
Notes receivable from Wakefern	—	28,627
Income taxes receivable	425	631
Other current assets	18,126	17,446
Total current assets	203,327	237,965

Property, equipment and fixtures, net	267,839	265,333
Operating lease assets	287,113	293,295
Notes receivable from Wakefern	88,701	29,157
Investment in Wakefern	33,107	33,004
Investments in Real Estate Partnerships	8,438	7,162
Goodwill	24,190	24,190
Other assets	38,650	34,342

Total assets	$951,365	$924,448
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$20,570	$20,351
Finance lease obligations	613	596
Notes payable to Wakefern	1,187	1,134
Current portion of debt	8,895	7,466
Accounts payable to Wakefern	80,594	77,037
Accounts payable and accrued expenses	29,501	24,266
Accrued wages and benefits	26,524	27,221
Income taxes payable	4,384	98
Total current liabilities	172,268	158,169
Long-term debt
Operating lease obligations	278,382	284,300
Finance lease obligations	21,295	21,510
Notes payable to Wakefern	1,842	1,961
Long-term debt	72,797	66,264
Total long-term debt	374,316	374,035
Pension liabilities	4,654	4,569
Other liabilities	16,912	15,566
Commitments and contingencies (Note 6)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,971 shares at October 29, 2022 and July 30, 2022	73,499	72,891
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at October 29, 2022 and July 30, 2022	697	697
Retained earnings	314,803	306,974
Accumulated other comprehensive income	8,804	6,135
Less treasury stock, Class A, at cost: 752 shares at October 29, 2022 and July 30, 2022	(14,588)	(14,588)
Total shareholders’ equity	383,215	372,109

Total liabilities and shareholders’ equity	$951,365	$924,448
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended
	October 29, 2022	October 30, 2021
Sales	$519,689	$494,211

Cost of sales	370,404	354,031

Gross profit	149,285	140,180

Operating and administrative expense	125,562	121,283

Depreciation and amortization	8,547	8,335

Operating income	15,176	10,562

Interest expense	(1,087)	(970)

Interest income	1,968	976

Income before income taxes	16,057	10,568

Income taxes	4,976	3,240

Net income	$11,081	$7,328

Net income per share:
Class A common stock:
Basic	$0.85	$0.56
Diluted	$0.76	$0.50

Class B common stock:
Basic	$0.55	$0.37
Diluted	$0.55	$0.37

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended
	October 29, 2022	October 30, 2021
Net income	$11,081	$7,328

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	2,765	791
Amortization of pension actuarial loss, net of tax (2)	(96)	88

Comprehensive income	$13,750	$8,207

(1)Amount is net of tax of $1,242 and $339 for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively.
(2)Amounts are net of tax of $43 and $38 for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended October 29, 2022 and October 30, 2021
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109
Net income	—	—	—	—	11,081	—	—	—	11,081
Other comprehensive income, net of tax of $1,199	—	—	—	—	—	2,669	—	—	2,669
Dividends	—	—	—	—	(3,252)	—	—	—	(3,252)
Share-based compensation expense	—	608	—	—	—	—	—	—	608
Balance, October 29, 2022	10,971	$73,499	4,294	$697	$314,803	$8,804	752	$(14,588)	$383,215

Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	7,328	—	—	—	7,328
Other comprehensive income, net of tax of $377	—	—	—	—	—	879	—	—	879
Dividends	—	—	—	—	(3,264)	—	—	—	(3,264)
Treasury stock purchases	—	—	—	—	—	—	4	(89)	(89)
Share-based compensation expense	9	644	—	—	—	—	—	—	644
Balance, October 30, 2021	10,987	$71,238	4,294	$697	$297,249	$(8,185)	730	$(14,028)	$346,971

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	13 Weeks Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,081	$7,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,950	8,712
Non-cash share-based compensation	608	644
Deferred taxes	103	(600)
Provision to value inventories at LIFO	538	250
Gain on sale of property, equipment and fixtures	(17)	(166)
Changes in assets and liabilities:
Merchandise inventories	(4,893)	(3,638)
Patronage dividend receivable	(4,745)	(4,641)
Accounts payable to Wakefern	3,760	5,634
Accounts payable and accrued expenses	3,389	(1,655)
Accrued wages and benefits	(697)	(1,764)
Income taxes receivable / payable	4,492	(1,210)
Other assets and liabilities	(550)	(1,007)
Net cash provided by operating activities	22,019	7,887
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,813)	(13,343)
Proceeds from the sale of assets	17	173
Investment in notes receivable from Wakefern	(59,767)	(592)
Maturity of notes receivable from Wakefern	28,850	—
Investment in real estate partnership	(1,276)	—
Net cash used in investing activities	(41,989)	(13,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	10,000	—
Principal payments of long-term debt	(2,352)	(1,999)
Debt issuance costs	(11)	—
Dividends	(3,252)	(3,264)
Treasury stock purchases, including shares surrendered for withholding taxes	—	(89)
Net cash provided by (used in) financing activities	4,385	(5,352)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,585)	(11,227)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,832	116,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,247	$105,087

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,087	$970
Income taxes	$380	$5,050

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$5,427	$3,693
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 29, 2022 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 29, 2022 and October 30, 2021 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2022 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 29, 2022 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 29, 2022		October 30, 2021
	Amount	%	Amount	%
Center Store (1)	$311,824	60.0%	$295,974	59.9%
Fresh (2)	189,008	36.4	179,823	36.4
Pharmacy	17,169	3.3	16,848	3.4
Other (3)	1,688	0.3	1,566	0.3

Total Sales	$519,689	100.0%	$494,211	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both October 29, 2022 and July 30, 2022, approximately 61% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $19,154 and $18,616 higher than reported at October 29, 2022 and July 30, 2022, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended
	October 29, 2022	October 30, 2021
Net income	$11,081	$7,328
Distributed and allocated undistributed Net income to unvested restricted shareholders	304	224
Net income available to Class A and Class B shareholders	$10,777	$7,104

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended
	October 29, 2022
	Class A	Class B
Numerator:
Net income allocated, basic	$8,402	$2,376
Conversion of Class B to Class A shares	2,376	—
Net income allocated, diluted	$10,778	$2,376

Denominator:
Weighted average shares outstanding, basic	9,863	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,157	4,294

	13 Weeks Ended
	October 30, 2021
	Class A	Class B
Numerator:
Net income allocated, basic	$5,538	$1,566
Conversion of Class B to Class A shares	1,566	—
Net income allocated, diluted	$7,104	$1,566

Denominator:
Weighted average shares outstanding, basic	9,864	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,158	4,294

    Outstanding stock options to purchase Class A shares of 93 and 102 were excluded from the calculation of diluted net income per share at October 29, 2022 and October 30, 2021, respectively, as a result of their anti-dilutive effect. In addition, 363 and 388 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 29, 2022 and October 30, 2021, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the two defined benefit pension plans sponsored in fiscal 2023 and the three defined benefit pension plans sponsored in fiscal 2022 includes the following components:

	13 Weeks Ended
	October 29, 2022	October 30, 2021
Service cost	$34	$47
Interest cost on projected benefit obligations	70	420
Expected return on plan assets	(19)	(409)
Amortization of net losses	(139)	126
Net periodic pension cost	$(54)	$184

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. The Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of October 29, 2022.
Contributions to the remaining plans are expected to be immaterial in fiscal 2023.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022.

    On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At October 29, 2022, the Company held variable rate notes receivable due from Wakefern of $29,606 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $29,078 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $30,017 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at October 29, 2022 and July 30, 2022 are $95,356 and $110,739, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022 the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $$9,280. Village's share of project costs are estimated to be $15,000 to $20,000. As of October 29, 2022, Village has invested $6,286 into the real estate partnership, which is accounted for as an equity method investment.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 29, 2022.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	October 29, 2022	July 30, 2022
Secured term loans	$49,849	$50,796
Unsecured term loan	26,477	17,507
New Market Tax Credit Financing	5,366	5,427

Total debt, excluding obligations under leases	81,692	73,730
Less current portion	8,895	7,466

Total long-term debt, excluding obligations under leases	$72,797	$66,264

Credit Facility

The Company has a $150,500 credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets, the purchase of the Galloway store shopping center and certain capital expenditure projects. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable Secured Overnight Financing Rate ("SOFR") plus 1.10% and expires on May 6, 2025.

•An unsecured $25,500 term loan issued on May 12, 2020, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable SOFR plus 1.46%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at .26% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.72% on the term loan.

•A secured $50,000 term loan issued on September 1, 2020 repayable in equal monthly installments based on a fifteen-year amortization schedule through September 1, 2035 and bearing interest at the applicable SOFR plus 1.61%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at .57% per annum through September 1, 2035, resulting in a fixed effective interest rate of 2.18% on the term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired in the first quarter of fiscal 2022.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 29, 2022), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 29, 2022. As of October 29, 2022, $67,664 remained available under the unsecured revolving line of credit.

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

8. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk arising from fluctuations in SOFR related to the Company’s Credit Facility. The Company manages exposure to this risk and the variability of related cash flows primarily by the use of derivative financial instruments, specifically, interest rate swaps.

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

As of October 29, 2022, the Company had four interest rate swaps with an aggregate initial notional value of $92,850 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $243 and $88 during the 13 weeks ended October 29, 2022 and October 30, 2021, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $76,656 as of October 29, 2022. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $10,019 as of October 29, 2022.

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

To promote production efficiency, product quality and consistency, the Company operates a centralized commissary supplying certain products in deli, bakery, prepared foods and other perishable product categories to all stores. The Company also owns and operates an automated micro-fulfillment center to facilitate online order fulfillment for the south New Jersey stores.

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

    The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores. On August 14, 2022, we converted the Pelham, NY store from the Fairway banner to the ShopRite banner and a major remodel of the store was completed in late October 2022. On April 29, 2022, Village opened a 14,600 sq. ft. Gourmet Garage in the West Village in Manhattan, NYC.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 29, 2022	October 30, 2021
Sales	100.00%	100.00%
Cost of sales	71.27	71.64
Gross profit	28.73	28.36
Operating and administrative expense	24.16	24.54
Depreciation and amortization	1.65	1.68
Operating income	2.92	2.14
Interest expense	(0.21)	(0.20)
Interest income	0.38	0.20
Income before income taxes	3.09	2.14
Income taxes	0.96	0.66
Net income	2.13%	1.48%

    Sales.  Sales were $519,689 in the 13 weeks ended October 29, 2022, an increase of 5.2% compared to the 13 weeks ended October 30, 2021.  Sales increased due to an increase in same store sales of 4.3%, the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022 and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .37% in the 13 weeks ended October 29, 2022 compared to the 13 weeks ended October 30, 2021 due primarily to increased departmental gross margin percentages (.17%), decreased warehouse assessment charges from Wakefern (.21%) due primarily to sales leverage, a favorable change in product mix (.07%) and lower promotional spending (.06%), partially offset by higher LIFO charges (.05%) and decreased patronage dividends and rebates received from Wakefern (.10%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .38% in the 13 weeks ended October 29, 2022 compared to the 13 weeks ended October 30, 2021 due primarily to lower labor costs and fringe benefits (.21%) and decreased supply spending (.15%). Labor costs and fringe benefits decreased due primarily to ongoing productivity initiatives and sales leverage partially offset by minimum wage and market-driven pay rate increases.
Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 weeks ended October 29, 2022 compared to the 13 weeks ended October 30, 2021 due primarily to capital expenditures.

Interest Expense.  Interest expense increased in the 13 weeks ended October 29, 2022 compared to the 13 weeks ended October 30, 2021 due primarily to interest related to the $10,000 unsecured term loan executed on September 1, 2022.

Interest Income.  Interest income increased in the 13 weeks ended October 29, 2022 compared to the 13 weeks ended October 30, 2021 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits at Wakefern.
Income Taxes.  The effective income tax rate was 31.0% in the 13 weeks ended October 29, 2022 compared to 30.7% in the 13 weeks ended October 30, 2021. The increase in the effective income tax rate is due primarily to greater apportionment in higher state tax rate jurisdictions.
Net Income.  Net Income was $11,081 in the 13 weeks ended October 29, 2022 compared to net income of $7,328 in the 13 weeks ended October 30, 2021. Net income increased 51% due primarily to the 4.3% increase in same store sales, higher gross profit margins and lower operating and administrative expenses.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022. As of October 29, 2022, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22,019 in the 13 weeks ended October 29, 2022 compared to $7,887 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2023 was primarily due to changes in working capital and higher net income adjusted for non-cash items. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $756 in fiscal 2023 compared to a decrease of $8,281 in fiscal 2022. The change in impact of working capital is due primarily to the timing of tax payments, accounts payable and accrued expenses.

During the 13 weeks ended October 29, 2022, Village used cash to fund capital expenditures of $9,813, dividends of $3,252, principal payments of long-term debt of $2,352, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $1,276 and additional net investments of $30,917 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner, the new Gourmet Garage store in the West Village of New York City, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

    We expect capital expenditures to approximate $70,000 in fiscal 2023.  Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2023 are expected to be cash and cash equivalents on hand at October 29, 2022 and operating cash flow generated in fiscal 2023.

On April 28, 2022 the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $18,948. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of October 29, 2022, Village has invested $6,286 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At October 29, 2022, the Company held variable rate notes receivable due from Wakefern of $29,606 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $29,078 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $30,017 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $31,059 at October 29, 2022 compared to $79,796 at July 30, 2022. Working capital ratios at the same dates were 1.18 and 1.50 to one, respectively.   The decrease in working capital in fiscal 2023 compared to fiscal 2022 is due primarily to $28,850 in notes receivable from Wakefern that matured on August 15, 2022 and were reinvested in long-term notes receivable from Wakefern and an additional $30,017 investment in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Credit Facility

The Company has a $150,500 credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s acquisition of certain Fairway assets, the purchase of the Galloway store shopping center and certain capital expenditure projects. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable Secured Overnight Financing Rate ("SOFR") plus 1.10% and expires on May 6, 2025.

•An unsecured $25,500 term loan issued on May 12, 2020, repayable in equal monthly installments based on a seven-year amortization schedule through May 4, 2027 and bearing interest at the applicable SOFR plus 1.46%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at .26% per annum through May 4, 2027, resulting in a fixed effective interest rate of 1.72% on the term loan.

•A secured $50,000 term loan issued on September 1, 2020 repayable in equal monthly installments based on a fifteen-year amortization schedule through September 1, 2035 and bearing interest at the applicable SOFR plus 1.61%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at .57% per annum through September 1, 2035, resulting in a fixed effective interest rate of 2.18% on the term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired in the first quarter of fiscal 2022.

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

Based on current trends, the Company believes cash and cash equivalents on hand at October 29, 2022, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of October 29, 2022 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: December 7, 2022	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 7, 2022	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)