Form 10-Q
period 2023-01-28
VILLAGE SUPER MARKET INC
filed 2023-03-08
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 28, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 8, 2023

Class A Common Stock, No Par Value	10,217,646 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	January 28, 2023	July 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$124,492	$134,832
Merchandise inventories	48,389	44,190
Patronage dividend receivable	5,050	12,239
Notes receivable from Wakefern	—	28,627
Income taxes receivable	1,184	631
Other current assets	18,660	17,446
Total current assets	197,775	237,965

Property, equipment and fixtures, net	274,879	265,333
Operating lease assets	280,608	293,295
Notes receivable from Wakefern	90,357	29,157
Investment in Wakefern	33,107	33,004
Investments in Real Estate Partnerships	10,481	7,162
Goodwill	24,190	24,190
Other assets	37,204	34,342

Total assets	$948,601	$924,448
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$20,621	$20,351
Finance lease obligations	631	596
Notes payable to Wakefern	1,187	1,134
Current portion of debt	9,370	7,466
Accounts payable to Wakefern	79,427	77,037
Accounts payable and accrued expenses	25,398	24,266
Accrued wages and benefits	26,514	27,221
Income taxes payable	328	98
Total current liabilities	163,476	158,169
Long-term debt
Operating lease obligations	272,297	284,300
Finance lease obligations	21,076	21,510
Notes payable to Wakefern	1,716	1,961
Long-term debt	77,159	66,264
Total long-term debt	372,248	374,035
Pension liabilities	4,738	4,569
Other liabilities	16,554	15,566
Commitments and contingencies (Note 6)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 10,970 shares at January 28, 2023 and 10,971 shares at July 30, 2022	74,099	72,891
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at January 28, 2023 and July 30, 2022	697	697
Retained earnings	323,872	306,974
Accumulated other comprehensive income	7,505	6,135
Less treasury stock, Class A, at cost: 752 shares at January 28, 2023 and July 30, 2022	(14,588)	(14,588)
Total shareholders’ equity	391,585	372,109

Total liabilities and shareholders’ equity	$948,601	$924,448
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Sales	$563,866	$537,408	$1,083,555	$1,031,619

Cost of sales	408,987	387,797	779,391	741,829

Gross profit	154,879	149,611	304,164	289,790

Operating and administrative expense	130,103	126,487	255,665	247,770

Depreciation and amortization	8,659	8,460	17,205	16,795

Operating income	16,117	14,664	31,294	25,225

Interest expense	(966)	(963)	(2,052)	(1,932)

Interest income	2,679	905	4,647	1,881

Income before income taxes	17,830	14,606	33,889	25,174

Income taxes	5,508	4,477	10,484	7,717

Net income	$12,322	$10,129	$23,405	$17,457

Net income per share:
Class A common stock:
Basic	$0.95	$0.78	$1.80	$1.34
Diluted	$0.85	$0.69	$1.61	$1.20

Class B common stock:
Basic	$0.62	$0.50	$1.17	$0.87
Diluted	$0.62	$0.50	$1.17	$0.87

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net income	$12,322	$10,129	$23,405	$17,457

Other comprehensive income:
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(1,203)	759	1,562	1,550
Amortization of pension actuarial (gain) loss, net of tax (2)	(96)	88	(192)	176

Comprehensive income	$11,023	$10,976	$24,775	$19,183

(1)Amount is net of tax of $540 and $324 for the 13 weeks ended January 28, 2023 and January 29, 2022, respectively, and $702 and $663 for the 26 weeks ended January 28, 2023 and January 29, 2022, respectively.
(2)Amounts are net of tax of $43 and $38 for the 13 weeks ended January 28, 2023 and January 29, 2022, respectively, and $86 and $76 for the 26 weeks ended January 28, 2023 and January 29, 2022, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended January 28, 2023 and January 29, 2022
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, October 29, 2022	10,971	$73,499	4,294	$697	$314,803	$8,804	752	$(14,588)	$383,215
Net income	—	—	—	—	12,322	—	—	—	12,322
Other comprehensive loss, net of tax of $583	—	—	—	—	—	(1,299)	—	—	(1,299)
Dividends	—	—	—	—	(3,253)	—	—	—	(3,253)
Restricted shares forfeited	(1)	(41)	—	—	—	—	—	—	(41)
Share-based compensation expense	—	641	—	—	—	—	—	—	641
Balance, January 28, 2023	10,970	$74,099	4,294	$697	$323,872	$7,505	752	$(14,588)	$391,585

Balance, October 30, 2021	10,987	$71,238	4,294	$697	$297,249	$(8,185)	730	$(14,028)	$346,971
Net income	—	—	—	—	10,129	—	—	—	10,129
Other comprehensive income, net of tax of $362	—	—	—	—	—	847	—	—	847
Dividends	—	—	—	—	(3,261)	—	—	—	(3,261)
Restricted shares forfeited	(6)	(56)	—	—	—	—	—	—	(56)
Share-based compensation expense	—	626	—	—	—	—	—	—	626
Balance, January 29, 2022	10,981	$71,808	4,294	$697	$304,117	$(7,338)	730	$(14,028)	$355,256

	26 Weeks Ended January 28, 2023 and January 29, 2022
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109
Net income	—	—	—	—	23,405	—	—	—	23,405
Other comprehensive income, net of tax of $616	—	—	—	—	—	1,370	—	—	1,370
Dividends	—	—	—	—	(6,507)	—	—	—	(6,507)
Restricted shares forfeited	(1)	(41)	—	—	—	—	—	—	(41)
Share-based compensation expense	—	1,249	—	—	—	—	—	—	1,249
Balance, January 28, 2023	10,970	$74,099	4,294	$697	$323,872	$7,505	752	$(14,588)	$391,585

Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	17,457	—	—	—	17,457
Other comprehensive income, net of tax of $739	—	—	—	—	—	1,726	—	—	1,726
Dividends	—	—	—	—	(6,525)	—	—	—	(6,525)
Treasury stock purchases	—	—	—	—	—	—	4	(89)	(89)
Restricted shares forfeited	(6)	(56)	—	—	—	—	—	—	(56)
Share-based compensation expense	9	1,270	—	—	—	—	—	—	1,270
Balance, January 29, 2022	10,981	$71,808	4,294	$697	$304,117	$(7,338)	730	$(14,028)	$355,256

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	26 Weeks Ended
	January 28, 2023	January 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,405	$17,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,026	17,549
Non-cash share-based compensation	1,208	1,214
Deferred taxes	218	(1,233)
Provision to value inventories at LIFO	1,288	521
Gain on sale of property, equipment and fixtures	(63)	(220)
Changes in assets and liabilities:
Merchandise inventories	(5,487)	(2,138)
Patronage dividend receivable	7,189	6,948
Accounts payable to Wakefern	3,012	7,767
Accounts payable and accrued expenses	1,488	(2,129)
Accrued wages and benefits	(707)	(831)
Income taxes receivable / payable	(324)	(4,860)
Other assets and liabilities	(896)	229
Net cash provided by operating activities	48,357	40,274
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,550)	(30,483)
Proceeds from the sale of assets	63	4,225
Investment in notes receivable from Wakefern	(61,423)	(1,190)
Maturity of notes receivable from Wakefern	28,850	—
Investment in real estate partnership	(3,319)	—
Net cash used in investing activities	(64,379)	(27,448)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	17,125	7,350
Principal payments of long-term debt	(4,903)	(3,975)
Debt issuance costs	(33)	(4)
Dividends	(6,507)	(6,525)
Treasury stock purchases, including shares surrendered for withholding taxes	—	(89)
Net cash provided by (used in) financing activities	5,682	(3,243)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,340)	9,583

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,832	116,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,492	$125,897

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,052	$1,932
Income taxes	$10,590	$13,810

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$2,806	$3,247
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 28, 2023 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 28, 2023 and January 29, 2022 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2022 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended January 28, 2023 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 28, 2023		January 29, 2022		January 28, 2023		January 29, 2022
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$343,818	61.0%	$324,362	60.3%	$655,642	60.6%	$620,336	60.1%
Fresh (2)	200,503	35.6	194,329	36.2	389,511	35.9	374,152	36.3
Pharmacy	17,621	3.1	16,756	3.1	34,790	3.2	33,604	3.3
Other (3)	1,924	0.3	1,961	0.4	3,612	0.3	3,527	0.3

Total Sales	$563,866	100.0%	$537,408	100.0%	$1,083,555	100.0%	$1,031,619	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At both January 28, 2023 and July 30, 2022, approximately 61% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $19,904 and $18,616 higher than reported at January 28, 2023 and July 30, 2022, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		26 Weeks Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net income	$12,322	$10,129	$23,405	$17,457
Distributed and allocated undistributed Net income to unvested restricted shareholders	339	298	644	521
Net income available to Class A and Class B shareholders	$11,983	$9,831	$22,761	$16,936

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 28, 2023		January 28, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$9,342	$2,642	$17,743	$5,017
Conversion of Class B to Class A shares	2,642	—	5,017	—
Net income allocated, diluted	$11,984	$2,642	$22,760	$5,017

Denominator:
Weighted average shares outstanding, basic	9,863	4,294	9,863	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,157	4,294	14,157	4,294

	13 Weeks Ended		26 Weeks Ended
	January 29, 2022		January 29, 2022
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$7,666	$2,165	$13,204	$3,732
Conversion of Class B to Class A shares	2,165	—	3,732	—
Net income allocated, diluted	$9,831	$2,165	$16,936	$3,732

Denominator:
Weighted average shares outstanding, basic	9,873	4,294	9,868	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,167	4,294	14,162	4,294

    Outstanding stock options to purchase Class A shares of 90 and 102 were excluded from the calculation of diluted net income per share at January 28, 2023 and January 29, 2022, respectively, as a result of their anti-dilutive effect. In addition, 358 and 380 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 28, 2023 and January 29, 2022, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the two defined benefit pension plans sponsored in fiscal 2023 and the three defined benefit pension plans sponsored in fiscal 2022 includes the following components:

	13 Weeks Ended		26 Weeks Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Service cost	$34	$47	$68	$94
Interest cost on projected benefit obligations	70	420	139	840
Expected return on plan assets	(19)	(409)	(38)	(818)
Amortization of net (gains) losses	(139)	126	(278)	252
Net periodic pension cost	$(54)	$184	$(109)	$368

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. The Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of January 28, 2023.
Contributions to the remaining plans are expected to be immaterial in fiscal 2023.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022.

    On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At January 28, 2023, the Company held variable rate notes receivable due from Wakefern of $30,171 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $29,615 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $30,571 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at January 28, 2023 and July 30, 2022 are $99,636 and $110,739, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022 the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village's share of project costs are estimated to be $15,000 to $20,000. As of January 28, 2023, Village has invested $8,329 into the real estate partnership, which is accounted for as an equity method investment.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 28, 2023.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	January 28, 2023	July 30, 2022
Secured term loans	$56,005	$50,796
Unsecured term loan	25,219	17,507
New Market Tax Credit Financing	5,305	5,427

Total debt, excluding obligations under leases	86,529	73,730
Less current portion	9,370	7,466

Total long-term debt, excluding obligations under leases	$77,159	$66,264

Credit Facility

The Company has a credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

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

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired for $9,800 in the first quarter of fiscal 2022.

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

On January 27, 2023, the Company purchased the Vineland store shopping center for $9,500. As part of the purchase, the Company amended the Credit Facility due to the execution of a fifteen year $7,125 term loan secured by the Vineland store shopping center. The secured term loan is repayable in equal monthly installments based on a fifteen year amortization schedule through January 27, 2038 and bears interest at the applicable SOFR plus 1.75%. Village also executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base SOFR at 3.59%, resulting in a fixed effective rate of 5.34%.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 28, 2023), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 28, 2023. As of January 28, 2023, $67,664 remained available under the unsecured revolving line of credit.

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

As of January 28, 2023, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $506 and $85 during the 13 weeks ended January 28, 2023 and January 29, 2022, respectively, and $748 and $173 during the 26 weeks ended January 28, 2023 and January 29, 2022, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $81,558 as of January 28, 2023. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $8,284 as of January 28, 2023.

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

The Company’s stores, eight of which are owned, average 54,000 total square feet. These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird and Fairway brands. Our Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.

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

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.53	72.16	71.93	71.91
Gross profit	27.47	27.84	28.07	28.09
Operating and administrative expense	23.07	23.54	23.60	24.02
Depreciation and amortization	1.54	1.58	1.58	1.62
Operating income	2.86	2.72	2.89	2.45
Interest expense	(0.17)	(0.18)	(0.19)	(0.19)
Interest income	0.48	0.17	0.43	0.18
Income before income taxes	3.17	2.71	3.13	2.44
Income taxes	0.98	0.83	0.97	0.75
Net income	2.19%	1.88%	2.16%	1.69%

    Sales.  Sales were $563,866 in the 13 weeks ended January 28, 2023, an increase of 4.9% compared to the 13 weeks ended January 29, 2022.  Sales increased due to an increase in same store sales of 3.2%, the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022 and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation.

Sales were $1,083,555 in the 26 weeks ended January 28, 2023, an increase of 5.0% compared to the 26 weeks ended January 29, 2022. Sales increased due to an increase in same store sales of 3.7%, the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022 and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation.

New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales decreased .37% in the 13 weeks ended January 28, 2023 compared to the 13 weeks ended January 29, 2022 due primarily to decreased departmental gross margin percentages (.18%), increased warehouse assessment charges from Wakefern (.11%), higher promotional spending (.11%) and increased LIFO charges (.08%) partially offset by a favorable change in product mix (.04%) and increased patronage dividends and rebates received from Wakefern (.07%).

Gross profit as a percentage of sales decreased .02% in the 26 weeks ended January 28, 2023 compared to the 26 weeks ended January 29, 2022 due primarily to increased LIFO charges (.12%), higher promotional spending (.03%) and decreased patronage dividends and rebates received from Wakefern (.01%) partially offset by increased departmental gross margin percentages (.04%), a favorable change in product mix (.06%) and decreased warehouse assessment charges from Wakefern (.04%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .47% in the 13 weeks ended January 28, 2023 compared to the 13 weeks ended January 29, 2022 due primarily to lower labor costs and fringe benefits (.41%) and decreased supply spending (.13%). Labor costs and fringe benefits decreased due primarily to sales leverage and ongoing productivity initiatives partially offset by minimum wage and market-driven pay rate increases.

Operating and administrative expense as a percentage of sales decreased .42% in the 26 weeks ended January 28, 2023 compared to the 26 weeks ended January 29, 2022 due primarily to lower labor costs and fringe benefits (.30%) and decreased supply spending (.14%). Labor costs and fringe benefits decreased due primarily to sales leverage and ongoing productivity initiatives partially offset by minimum wage and market-driven pay rate increases.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 26 weeks ended January 28, 2023 compared to the 13 and 26 weeks ended January 29, 2022 due primarily to capital expenditures.

Interest Expense.  Interest expense increased in the 13 and 26 weeks ended January 28, 2023 compared to the 13 and 26 weeks ended January 29, 2022 due primarily to higher average outstanding debt balances.

Interest Income.  Interest income increased in the 13 and 26 weeks ended January 28, 2023 compared to the 13 and 26 weeks ended January 29, 2022 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits at Wakefern.
Income Taxes.  The effective income tax rate was 30.9% in the 13 and 26 weeks ended January 28, 2023 compared to 30.7% in both the 13 and 26 weeks ended January 29, 2022. The increase in the effective income tax rate is due primarily to greater apportionment in higher state tax rate jurisdictions.
Net Income.  Net Income was $12,322 in the 13 weeks ended January 28, 2023 compared to net income of $10,129 in the 13 weeks ended January 29, 2022. Net income increased 22% due primarily to the 3.2% increase in same store sales, lower operating and administrative expenses as a percentage of sales and higher interest income.
Net income was $23,405 in the 26 weeks ended January 28, 2023 compared to $17,457 in the 26 weeks ended January 29, 2022. Net income increased 34% due primarily to the 3.7% increase in same store sales, lower operating and administrative expenses as a percentage of sales and higher interest income.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022. As of January 28, 2023, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $48,357 in the 26 weeks ended January 28, 2023 compared to $40,274 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2023 was primarily due to higher net income adjusted for non-cash items partially offset by changes in working capital. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $4,275 in fiscal 2023 compared to a increase of $4,986 in fiscal 2022. The change in impact of working capital is due primarily to increased merchandise inventories, the timing of tax payments, accounts payable to Wakefern and accounts payable and accrued expenses .

During the 26 weeks ended January 28, 2023, Village used cash to fund capital expenditures of $28,550, dividends of $6,507, principal payments of long-term debt of $4,903, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $3,319 and additional net investments of $32,573 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner, the new Gourmet Garage store in the West Village of New York City, the purchase of the Vineland store shopping center, installation of electronic shelf labels, continued expansion of self-checkout, and various technology, equipment and facility upgrades.

    We have revised our budgeted capital expenditures downward from prior estimates to approximately $60,000 in fiscal 2023 due to the timing of construction spends for replacement stores shifting from fiscal 2023 into fiscal 2024.  Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024 and fiscal 2025, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2023 are expected to be cash and cash equivalents on hand at January 28, 2023 and operating cash flow generated in fiscal 2023.

On April 28, 2022 the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of January 28, 2023, Village has invested $8,329 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At January 28, 2023, the Company held variable rate notes receivable due from Wakefern of $30,171 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $29,615 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $30,571 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $34,299 at January 28, 2023 compared to $79,796 at July 30, 2022. Working capital ratios at the same dates were 1.21 and 1.50 to one, respectively.   The decrease in working capital in fiscal 2023 compared to fiscal 2022 is due primarily to $28,850 in notes receivable from Wakefern that matured on August 15, 2022 and were reinvested in long-term notes receivable from Wakefern and an additional $30,017 investment in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Credit Facility

The Company has a credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

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

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired for $9,800 in the first quarter of fiscal 2022.

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

On January 27, 2023, the Company purchased the Vineland store shopping center for $9,500. As part of the purchase, the Company amended the Credit Facility due to the execution of a fifteen year $7,125 term loan secured by the Vineland store shopping center. The secured term loan is repayable in equal monthly installments based on a fifteen year amortization schedule through January 27, 2038 and bears interest at the applicable SOFR plus 1.75%. Village also executed an interest rate swap for a notional amount equal to the term loan amount that fixes the base SOFR at 3.59%, resulting in a fixed effective rate of 5.34%.

Based on current trends, the Company believes cash and cash equivalents on hand at January 28, 2023, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of January 28, 2023 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022.

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

•We expect the increase in same store sales to range from 2.0% to 4.0% in fiscal 2023.

•We have revised our budgeted capital expenditures downward from prior estimates to approximately $60,000 in fiscal 2023 due to the timing of construction spends for replacement stores shifting from fiscal 2023 into fiscal 2024. Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024 and fiscal 2025, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification (furnished, not filed)
Exhibit 32.2	Certification (furnished, not filed)
Exhibit 99.1	Press Release
Exhibit 4.1	Second Amendment to Amended and Restated Credit Agreement dated January 27, 2023
Exhibit 4.2	Term Loan Note dated January 27, 2023
101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: March 8, 2023	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 8, 2023	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)