Form 10-Q
period 2023-04-29
VILLAGE SUPER MARKET INC
filed 2023-06-07
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 7, 2023

Class A Common Stock, No Par Value	10,563,420 Shares
Class B Common Stock, No Par Value	4,293,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	April 29, 2023	July 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$124,625	$134,832
Merchandise inventories	45,859	44,190
Patronage dividend receivable	8,612	12,239
Notes receivable from Wakefern	30,799	28,627
Income taxes receivable	46	631
Other current assets	16,961	17,446
Total current assets	226,902	237,965

Property, equipment and fixtures, net	276,089	265,333
Operating lease assets	274,513	293,295
Notes receivable from Wakefern	61,400	29,157
Investment in Wakefern	33,107	33,004
Investments in Real Estate Partnerships	11,363	7,162
Goodwill	24,190	24,190
Other assets	37,191	34,342

Total assets	$944,755	$924,448
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$20,281	$20,351
Finance lease obligations	649	596
Notes payable to Wakefern	737	1,134
Current portion of debt	9,370	7,466
Accounts payable to Wakefern	75,199	77,037
Accounts payable and accrued expenses	28,789	24,266
Accrued wages and benefits	28,296	27,221
Income taxes payable	476	98
Total current liabilities	163,797	158,169
Long-term debt
Operating lease obligations	266,916	284,300
Finance lease obligations	20,852	21,510
Notes payable to Wakefern	1,814	1,961
Long-term debt	74,811	66,264
Total long-term debt	364,393	374,035
Pension liabilities	4,823	4,569
Other liabilities	15,992	15,566
Commitments and contingencies (Note 6)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,478 shares at April 29, 2023 and 10,971 shares at July 30, 2022	74,865	72,891
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,294 shares at April 29, 2023 and July 30, 2022	697	697
Retained earnings	331,551	306,974
Accumulated other comprehensive income	6,964	6,135
Less treasury stock, Class A, at cost: 914 shares at April 29, 2023 and 752 shares at July 30, 2022	(18,327)	(14,588)
Total shareholders’ equity	395,750	372,109

Total liabilities and shareholders’ equity	$944,755	$924,448
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Sales	$529,294	$501,962	$1,612,848	$1,533,581

Cost of sales	378,071	360,371	1,157,461	1,102,199

Gross profit	151,223	141,591	455,387	431,382

Operating and administrative expense	128,787	137,751	384,452	385,521

Depreciation and amortization	8,392	8,130	25,597	24,925

Operating income (loss)	14,044	(4,290)	45,338	20,936

Interest expense	(1,085)	(991)	(3,137)	(2,923)

Interest income	3,151	950	7,798	2,831

Income (loss) before income taxes	16,110	(4,331)	49,999	20,844

Income taxes	5,093	(1,100)	15,577	6,617

Net income (loss)	$11,017	$(3,231)	$34,422	$14,227

Net income (loss) per share:
Class A common stock:
Basic	$0.84	$(0.25)	$2.64	$1.09
Diluted	$0.75	$(0.22)	$2.36	$0.97

Class B common stock:
Basic	$0.54	$(0.16)	$1.71	$0.71
Diluted	$0.54	$(0.16)	$1.71	$0.71

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income (loss)	$11,017	$(3,231)	$34,422	$14,227

Other comprehensive income:
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(445)	2,572	1,117	4,122
Amortization of pension actuarial (gain) loss, net of tax (2)	(96)	89	(288)	265
Pension settlement loss, net of tax (3)	—	8,525	—	8,525
Pension remeasurement, net of tax (4)	—	1,642	—	1,642

Comprehensive income	$10,476	$9,597	$35,251	$28,781

(1)Amount is net of tax of $201 and $1,104 for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, and $501 and $1,767 for the 39 weeks ended April 29, 2023 and April 30, 2022, respectively.
(2)Amounts are net of tax of $43 and $37 for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, and $129 and $113 for the 39 weeks ended April 29, 2023 and April 30, 2022, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amounts are net of tax of $3,780. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(4)Amounts are net of tax of $702.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended April 29, 2023 and April 30, 2022
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 28, 2023	10,970	$74,099	4,294	$697	$323,872	$7,505	752	$(14,588)	$391,585
Net income	—	—	—	—	11,017	—	—	—	11,017
Other comprehensive loss, net of tax of $244	—	—	—	—	—	(541)	—	—	(541)
Dividends	—	—	—	—	(3,338)	—	—	—	(3,338)
Treasury stock purchases	—	—	—	—	—	—	162	(3,739)	(3,739)
Restricted shares forfeited	—	(73)	—	—	—	—	—	—	(73)
Share-based compensation expense	508	839	—	—	—	—	—	—	839
Balance, April 29, 2023	11,478	$74,865	4,294	$697	$331,551	$6,964	914	$(18,327)	$395,750

Balance, January 29, 2022	10,981	$71,808	4,294	$697	$304,117	$(7,338)	730	$(14,028)	$355,256
Net loss	—	—	—	—	(3,231)	—	—	—	(3,231)
Other comprehensive income, net of tax of $5,623	—	—	—	—	—	12,828	—	—	12,828
Dividends	—	—	—	—	(3,261)	—	—	—	(3,261)
Treasury stock purchases	—	—	—	—	—	—	22	(560)	(560)
Restricted shares forfeited	(6)	(73)	—	—	—	—	—	—	(73)
Share-based compensation expense	—	616	—	—	—	—	—	—	616
Balance, April 30, 2022	10,975	$72,351	4,294	$697	$297,625	$5,490	752	$(14,588)	$361,575

	39 Weeks Ended April 29, 2023 and April 30, 2022
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109
Net income	—	—	—	—	34,422	—	—	—	34,422
Other comprehensive income, net of tax of $372	—	—	—	—	—	829	—	—	829
Dividends	—	—	—	—	(9,845)	—	—	—	(9,845)
Treasury stock purchases	—	—	—	—	—	—	162	(3,739)	(3,739)
Restricted shares forfeited	(1)	(114)	—	—	—	—	—	—	(114)
Share-based compensation expense	508	2,088	—	—	—	—	—	—	2,088
Balance, April 29, 2023	11,478	$74,865	4,294	$697	$331,551	$6,964	914	$(18,327)	$395,750

Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	726	$(13,939)	$341,473
Net income	—	—	—	—	14,227	—	—	—	14,227
Other comprehensive income, net of tax of $6,362	—	—	—	—	—	14,554	—	—	14,554
Dividends	—	—	—	—	(9,787)	—	—	—	(9,787)
Treasury stock purchases	—	—	—	—	—	—	26	(649)	(649)
Restricted shares forfeited	(12)	(129)	—	—	—	—	—	—	(129)
Share-based compensation expense	9	1,886	—	—	—	—	—	—	1,886
Balance, April 30, 2022	10,975	$72,351	4,294	$697	$297,625	$5,490	752	$(14,588)	$361,575

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	39 Weeks Ended
	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,422	$14,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,857	26,060
Non-cash share-based compensation	1,974	1,757
Non-cash pension settlement charges	—	10,811
Deferred taxes	(395)	(3,674)
Provision to value inventories at LIFO	2,038	1,462
Gain on sale of property, equipment and fixtures	(177)	(220)
Changes in assets and liabilities:
Merchandise inventories	(3,707)	(5,258)
Patronage dividend receivable	3,627	3,494
Accounts payable to Wakefern	(1,033)	1,538
Accounts payable and accrued expenses	1,793	(1,747)
Accrued wages and benefits	1,075	1,054
Income taxes receivable / payable	963	(1,116)
Other assets and liabilities	807	3,314
Net cash provided by operating activities	68,244	51,702
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35,689)	(36,834)
Proceeds from the sale of assets	177	4,225
Investment in notes receivable from Wakefern	(63,265)	(1,788)
Maturity of notes receivable from Wakefern	28,850	—
Investment in real estate partnership	(4,268)	(4,393)
Net cash used in investing activities	(74,195)	(38,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	17,125	7,350
Principal payments of long-term debt	(7,764)	(6,174)
Debt issuance costs	(33)	(51)
Dividends	(9,845)	(9,787)
Treasury stock purchases, including shares surrendered for withholding taxes	(3,739)	(649)
Net cash used in financing activities	(4,256)	(9,311)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,207)	3,601

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,832	116,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,625	$119,915

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,137	$2,923
Income taxes	$15,005	$17,740

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$5,709	$4,152
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 29, 2023 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 29, 2023 and April 30, 2022 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 30, 2022 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended April 29, 2023 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 29, 2023		April 30, 2022		April 29, 2023		April 30, 2022
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$317,532	60.0%	$297,892	59.4%	$973,173	60.4%	$918,228	59.9%
Fresh (2)	192,436	36.4	185,757	37.0	581,947	36.1	559,909	36.5
Pharmacy	17,581	3.3	16,761	3.3	52,371	3.2	50,365	3.3
Other (3)	1,745	0.3	1,552	0.3	5,357	0.3	5,079	0.3

Total Sales	$529,294	100.0%	$501,962	100.0%	$1,612,848	100.0%	$1,533,581	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At April 29, 2023 and July 30, 2022, approximately 64% and 61%, respectively, of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $20,654 and $18,616 higher than reported at April 29, 2023 and July 30, 2022, respectively.

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

The table below reconciles Net income (loss) to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income (loss)	$11,017	$(3,231)	$34,422	$14,227
Distributed and allocated undistributed Net income (loss) to unvested restricted shareholders	369	(93)	1,014	429
Net income available to Class A and Class B shareholders	$10,648	$(3,138)	$33,408	$13,798

    The tables below reconcile the numerators and denominators of basic and diluted Net income (loss) per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 29, 2023		April 29, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) allocated, basic	$8,311	$2,336	$26,055	$7,354
Conversion of Class B to Class A shares	2,336	—	7,354	—
Net income (loss) allocated, diluted	$10,647	$2,336	$33,409	$7,354

Denominator:
Weighted average shares outstanding, basic	9,863	4,294	9,863	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,157	4,294	14,157	4,294

	13 Weeks Ended		39 Weeks Ended
	April 30, 2022		April 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$(2,447)	$(691)	$10,757	$3,041
Conversion of Class B to Class A shares	(691)	—	3,041	—
Effect of share-based compensation on allocated net income	(19)	(14)	—	—
Net income allocated, diluted	$(3,157)	$(705)	$13,798	$3,041

Denominator:
Weighted average shares outstanding, basic	9,876	4,294	9,871	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,170	4,294	14,165	4,294

    Outstanding stock options to purchase Class A shares of 90 and 102 were excluded from the calculation of diluted net income per share at April 29, 2023 and April 30, 2022, respectively, as a result of their anti-dilutive effect. In addition, 507 and 363 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 29, 2023 and April 30, 2022, respectively, due to their anti-dilutive effect.

4. PENSION PLANS

Net periodic pension cost for the two defined benefit pension plans sponsored in fiscal 2023 and the three defined benefit pension plans sponsored in fiscal 2022 includes the following components:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Service cost	$34	$47	$101	$140
Interest cost on projected benefit obligations	70	420	210	1,261
Expected return on plan assets	(19)	(409)	(57)	(1,227)
Loss on settlement	—	12,296	—	12,296
Amortization of net (gains) losses	(139)	126	(417)	378
Net periodic pension cost	$(54)	$12,480	$(163)	$12,848

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. The Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of April 29, 2023.
Contributions to the remaining plans are expected to be immaterial in fiscal 2023.

5. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022.

    On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At April 29, 2023, the Company held variable rate notes receivable due from Wakefern of $30,799 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $30,212 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $31,188 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at April 29, 2023 and July 30, 2022 are $105,832 and $110,739, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village's share of project costs are estimated to be $15,000 to $20,000. As of April 29, 2023, Village has invested $9,278 into the real estate partnership, which is accounted for as an equity method investment.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 29, 2023.

6. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7. DEBT

Long-term debt consists of:

	April 29, 2023	July 30, 2022
Secured term loans	$54,977	$50,796
Unsecured term loan	23,961	17,507
New Market Tax Credit Financing	5,243	5,427

Total debt, excluding obligations under leases	84,181	73,730
Less current portion	9,370	7,466

Total long-term debt, excluding obligations under leases	$74,811	$66,264

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at April 29, 2023), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 29, 2023. As of April 29, 2023, $67,664 remained available under the unsecured revolving line of credit.

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

As of April 29, 2023, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $677 and $89 during the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, and $1,425 and $262 during the 39 weeks ended April 29, 2023 and April 30, 2022, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $79,255 as of April 29, 2023. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $7,637 as of April 29, 2023.

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

The following tables reconciles Net income (loss) to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net Income (loss)	$11,017	$(3,231)	$34,422	$14,227

Adjustments to Operating Expenses:
Litigation settlement gain (1)	$(1,200)	$—	$(1,200)	$—
Pension termination and settlement charges (2)	—	12,296	—	12,296
Adjustments to Income Taxes:
Tax impact of adjustments to operating expenses	372	(3,780)	372	(3,780)
Adjusted net income	$10,189	$5,285	$33,594	$22,743

Operating and administrative expenses	$128,787	$137,751	$384,452	$385,521
Adjustments to operating and administrative expenses	1,200	(12,296)	1,200	(12,296)
Adjusted operating and administrative expenses	$129,987	$125,455	$385,652	$373,225
Adjusted operating and administrative expenses as a % of sales	24.56%	24.99%	23.91%	24.34%

(1) Fiscal 2023 litigation settlement gains are related to claims associated with the Fairway acquisition and liabilities associated thereto.

(2) Fiscal 2022 pension settlement charges related primarily to the termination of the Village Super Market, Inc. Employees’ Retirement Plan. The Company contributed cash of $1,440 to fully fund the plan and the remaining $10,856 represents non-cash charges for unrecognized losses within accumulated other comprehensive loss as of the termination date.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.43	71.79	71.77	71.87
Gross profit	28.57	28.21	28.23	28.13
Operating and administrative expense	24.33	27.44	23.84	25.14
Depreciation and amortization	1.60	1.62	1.58	1.62
Operating income (loss)	2.64	(0.85)	2.81	1.37
Interest expense	(0.20)	(0.20)	(0.19)	(0.19)
Interest income	0.60	0.19	0.48	0.18
Income (loss) before income taxes	3.04	(0.86)	3.10	1.36
Income taxes	0.96	(0.22)	0.97	0.43
Net income (loss)	2.08%	(0.64)%	2.13%	0.93%

    Sales.  Sales were $529,294 in the 13 weeks ended April 29, 2023, an increase of 5.4% compared to the 13 weeks ended April 30, 2022.  Sales increased due to an increase in same store sales of 3.4%, the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022 and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation.

Sales were $1,612,848 in the 39 weeks ended April 29, 2023, an increase of 5.2% compared to the 39 weeks ended April 30, 2022. Sales increased due to an increase in same store sales of 3.6%, the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022 and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation.

New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .36% in the 13 weeks ended April 29, 2023 compared to the 13 weeks ended April 30, 2022 due primarily to increased departmental gross margin percentages (.47%) and decreased LIFO charges (.04%) partially offset by increased warehouse assessment charges from Wakefern (.14%).

Gross profit as a percentage of sales increased .10% in the 39 weeks ended April 29, 2023 compared to the 39 weeks ended April 30, 2022 due primarily to increased departmental gross margin percentages (.23%) partially offset by increased LIFO charges (.12%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased 3.11% in the 13 weeks ended April 29, 2023 compared to the 13 weeks ended April 30, 2022. Adjusted operating and administrative expense as a percentage of sales decreased .43% in the 13 weeks ended April 29, 2023 compared to the 13 weeks ended April 30, 2022 due primarily to lower labor costs and fringe benefits (.35%) and decreased supply spending (.19%) partially offset by increased facility costs (.07%). Labor costs and fringe benefits decreased due primarily to sales leverage and ongoing productivity initiatives partially offset by minimum wage and market-driven pay rate increases.

Operating and administrative expense as a percentage of sales decreased 1.30% in the 39 weeks ended April 29, 2023 compared to the 39 weeks ended April 30, 2022. Adjusted operating and administrative expense as a percentage of sales decreased to .43% in the 39 weeks ended April 29, 2023 compared to the 39 weeks ended April 30, 2022 due primarily to lower labor costs and fringe benefits (.32%) and decreased supply spending (.16%). Labor costs and fringe benefits decreased due primarily to sales leverage and ongoing productivity initiatives partially offset by minimum wage and market-driven pay rate increases.

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 39 weeks ended April 29, 2023 compared to the 13 and 39 weeks ended April 30, 2022 due primarily to capital expenditures.

Interest Expense.  Interest expense increased in the 13 and 39 weeks ended April 29, 2023 compared to the 13 and 39 weeks ended April 30, 2022 due primarily to higher average outstanding debt balances.

Interest Income.  Interest income increased in the 13 and 39 weeks ended April 29, 2023 compared to the 13 and 39 weeks ended April 30, 2022 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits at Wakefern.
Income Taxes.  The effective income tax rate was 31.6% in the 13 weeks ended April 29, 2023 compared to 25.4% in the 13 weeks ended April 30, 2022. The 13 weeks ended April 30, 2022 includes the recognition of a discrete tax benefit related to the pension termination settlement charge recognized in the quarter. Excluding the impact of the pension termination settlement charge and related discrete tax benefit, the effective income tax rate was 33.7% in the 13 weeks ended April 30, 2022. The decrease in the effective income tax rate is due primarily to a lesser impact of unfavorable return to provision adjustments in the 13 weeks ended April 29, 2023 compared to the 13 weeks ended April 30, 2022.
The effective income tax rate was 31.2% in the 39 weeks ended April 29, 2023 compared to 31.7% in the 39 weeks ended April 30, 2022. The decrease in the effective income tax rate is due primarily to a lesser impact of unfavorable return to provision adjustments in the 39 weeks ended April 29, 2023 compared to the 39 weeks ended April 30, 2022.
Net Income.  Net Income was $11,017 in the 13 weeks ended April 29, 2023 compared to a net loss of $3,231 in the 13 weeks ended April 30, 2022. Adjusted net income was $10,189 in the 13 weeks ended April 29, 2023, an increase of 93% compared to $2,297 in the 13 weeks ended April 30, 2022.
Net income was $34,422 in the 39 weeks ended April 29, 2023 compared to $14,227 in the 39 weeks ended April 30, 2022. Adjusted net income was $33,594 in the 39 weeks ended April 29, 2023, an increase of 48% compared to $10,213 in the 39 weeks ended April 30, 2022.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets, accounting for patronage dividends earned as a stockholder of Wakefern and accounting for pension plans, are described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022. As of April 29, 2023, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $68,244 in the 39 weeks ended April 29, 2023 compared to $51,702 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2023 was primarily due to higher net income adjusted for non-cash items and changes in working capital. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $3,525 in fiscal 2023 compared to an increase of $1,279 in fiscal 2022. The change in impact of working capital is due primarily to a lesser increase in merchandise inventories in fiscal 2023 compared to fiscal 2022, the timing of tax payments, accounts payable to Wakefern and accrued wages and benefits.

During the 39 weeks ended April 29, 2023, Village used cash to fund capital expenditures of $35,689, dividends of $9,845, principal payments of long-term debt of $7,764, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $4,268 and additional net investments of $34,415 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner, the new Gourmet Garage store in the West Village of New York City, the purchase of the Vineland store shopping center, installation of electronic shelf labels, continued expansion of self-checkout, and various technology, equipment and facility upgrades.

    We have revised our budgeted capital expenditures downward from prior estimates to approximately $50,000 in fiscal 2023 due to the timing of construction spends for replacement stores shifting from fiscal 2023 into fiscal 2024. Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024 and fiscal 2025, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2023 are expected to be cash and cash equivalents on hand at April 29, 2023 and operating cash flow generated in fiscal 2023.

On April 28, 2022, the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with future lease obligations of $9,280. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of April 29, 2023, Village has invested $9,278 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At April 29, 2023, the Company held variable rate notes receivable due from Wakefern of $30,799 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $30,212 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $31,188 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $63,105 at April 29, 2023 compared to $79,796 at July 30, 2022. Working capital ratios at the same dates were 1.39 and 1.50 to one, respectively.   The decrease in working capital in fiscal 2023 compared to fiscal 2022 is due primarily to an additional $30,017 investment in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

Based on current trends, the Company believes cash and cash equivalents on hand at April 29, 2023, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of April 29, 2023 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2022.

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

•We expect the increase in same store sales to range from 3.0% to 4.0% in fiscal 2023.

•We have revised our budgeted capital expenditures downward from prior estimates to approximately $50,000 in fiscal 2023 due to the timing of construction spends for replacement stores shifting from fiscal 2023 into fiscal 2024. Planned expenditures include costs for construction of three replacement stores scheduled to open in fiscal 2024 and fiscal 2025, two major remodels, including the conversion of the Pelham, NY store from the Fairway to the ShopRite banner, the purchase of the Vineland store shopping center, several smaller store remodels and merchandising initiatives, installation of electronic shelf labels in six stores, continued expansion of self-checkout, and various technology, equipment and facility upgrades.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

    The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2023 are set forth in the table below:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 29, 2023 to February 25, 2023	—	$—	—	$3,202,713
February 26, 2023 to March 25, 2023	162,497	$22.99	—	$3,202,713
March 26, 2023 to April 29, 2023	—	$—	—	$3,202,713
Total	162,497	$22.99	—	$3,202,713

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

Village Super Market, Inc.
Registrant

Dated: June 7, 2023	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 7, 2023	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)