Form 10-K
period 2023-07-29
VILLAGE SUPER MARKET INC
filed 2023-10-11
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended July 29, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $0.3 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 28, 2023, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 11, 2023

Class A common stock, no par value	10,651,144 Shares
Class B common stock, no par value	4,203,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2023 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 15, 2023 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
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
The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus and Fairway Insider customer loyalty programs enable Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's loyalty card.
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through shoprite.com, the ShopRite app or through third party service providers. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery is available in all Fairway stores through fairwaymarket.com, the Fairway app or through third party service providers. Online ordering for home delivery is available in all Gourmet Garage stores through gourmetgarage.com, the Gourmet Garage app or through third party service providers.
To promote production efficiency, product quality and consistency, the Company operates a centralized commissary supplying certain products in deli, bakery, prepared foods and other perishable product categories to all stores. The Company also owns and operates an automated micro-fulfillment center to facilitate online order fulfillment for the south NJ stores.
During fiscal 2023, sales per store were $57,017 and sales per average square foot of selling space were $1,460.

Below is a summary of the range of store sizes at July 29, 2023:

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

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

Product Categories
	2023	2022
Groceries	34.9%	34.4%
Dairy and Frozen	17.3	17.1
Produce	13.2	13.3
Meats	9.3	9.7
Non-Foods	6.8	7.2
Deli and Prepared Food	8.3	8.1
Pharmacy	3.3	3.3
Seafood	2.9	3.0
Bakery	2.8	2.7
Liquor	0.9	0.9
Other	0.3	0.3
	100%	100%

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

We have budgeted $85,000 for capital expenditures in fiscal 2024.  Planned expenditures include costs for construction of the Old Bridge replacement store scheduled to open in fiscal 2024 and two other replacement stores scheduled to open in fiscal 2025, potential real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2024 are expected to be cash and cash equivalents on hand at July 29, 2023 and operating cash flow generated in fiscal 2024.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes Village's Old Bridge replacement store with an operating lease obligation of $4,127 as of July 29, 2023. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 29, 2023, Village has invested $10,875 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

Fiscal 2023

Fiscal 2023 capital expenditures primarily include costs associated with the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner, the new Gourmet Garage store in the West Village of New York City, the purchase of the Vineland store shopping center, costs for construction of the Old Bridge replacement store, installation of electronic shelf labels, continued expansion of self-checkout, and various technology, equipment and facility upgrades.

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

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.7% of Wakefern’s outstanding stock as of July 29, 2023.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 45 shareholder members operate 366 supermarkets and other retail formats, including 88 stores operated by Wakefern.  Only Wakefern and its members are entitled to use the ShopRite, Fairway and Gourmet Garage names and trademarks, and to participate in related advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs and the development of advanced retail technology.  The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 14% of ShopRite sales in fiscal 2023.

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

Most of the Company's advertising is developed and placed by Wakefern's professional advertising staff.  Wakefern is responsible for all broadcast television, radio, print and digital advertisements. Wakefern bills its members using various formulas which allocate advertising costs in accordance with the estimated proportional benefits to each member from such advertising.  The Company also places Wakefern developed materials with local newspapers.  In addition, Wakefern and its affiliates provide the Company with other services including liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, including shoprite.com, gourmetgarage.com, fairwaymarket.com, branded apps and other store services.

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro, Breinigsville and Hatfield, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of

Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2023 and 2022.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than ShopRite, PriceRite, The Fresh Grocer, Fairway, Gourmet Garage or Dearborn Market supermarkets, in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-ShopRite supermarkets in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $33,107 at July 29, 2023.  The total amount of debt outstanding from all capital pledges to Wakefern is $2,423 at July 29, 2023.  The maximum per store investment is currently $975.

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

LABOR

As of July 29, 2023, the Company employed approximately 7,000 persons with approximately 69% working part-time.  Approximately 92% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between June 2024 and October 2027.  Approximately 18% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused websites, shoprite.com, gourmetgarage.com and fairwaymarket.com, for interaction with customers and prospective employees.  These websites are maintained by Wakefern for the benefit of all supermarkets under the Wakefern banners, and therefore does not contain any financial information related to the Company.

The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder.  In addition, electronic copies of these filings can be obtained at sec.gov.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 29, 2023, Village owns the sites of eight of its supermarkets (containing 539,000 square feet of total space) and the micro-fulfillment center in southern New Jersey.  The remaining 30 stores (containing 1,501,000 square feet of total space), the central commissary and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  The stores are freestanding or are located in shopping centers or city storefronts. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease. The Company owns all trade fixtures and equipment in its stores and several other properties including a shopping center and parcels of vacant land, which are available as locations for possible future stores or other development.

On October 13, 2021, Village purchased the Galloway store shopping center for $9,800. On January 27, 2023, Village purchased the Vineland store shopping center for $9,500.

As of July 29, 2023, finance lease right-of-use assets of $10,912 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.

The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 29, 2023 was approximately $37,131. For additional information on lease obligations, see Note 7 to the consolidated financial statements.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,127 as of July 29, 2023. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 29, 2023, Village has invested $10,875 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

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

2023	High	Low
4th Quarter	$23.74	$20.42
3rd Quarter	$23.65	$21.69
2nd Quarter	$24.10	$20.58
1st Quarter	$22.97	$19.23
2022	High	Low
4th Quarter	$24.25	$22.13
3rd Quarter	$24.76	$22.21
2nd Quarter	$23.64	$21.26
1st Quarter	$22.87	$21.43

As of October 11, 2023, there were approximately 237 holders of record of Class A common stock.

During fiscal 2023, Village paid cash dividends of $13,193.  Dividends in fiscal 2023 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2022, Village paid cash dividends of $13,041.  Dividends in fiscal 2022 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2021 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 29, 2023		July 30, 2022		July 31, 2021		July 25, 2020		July 27, 2019
Sales	$2,166,654		$2,061,084		$2,030,330		$1,804,594		$1,643,502
Net income	49,716	(1)	26,830	(2)	19,994	(3)	24,939	(4)	25,539	(5)
Net income as a % of sales	2.29%		1.30%		0.98%		1.38%		1.55%
Net income per share:
Class A common stock:
Basic	$3.78		$2.06		$1.53		$1.93		$1.98
Diluted	3.38		1.84		1.37		1.72		1.77
Class B common stock:
Basic	2.45		1.34		1.00		1.25		1.29
Diluted	2.45		1.34		1.00		1.25		1.29
Cash dividends per share:
Class A	1.00		1.00		1.00		1.00		1.00
Class B	0.65		0.65		0.65		0.65		0.65

At year-end
Total assets (6)	$967,706		$924,448		$889,004		$915,546		$502,289
Long-term debt (6)	361,418		374,035		370,078		396,181		47,725
Working capital	67,714		79,796		44,023		34,522		56,307
Shareholders’ equity	410,166		372,109		341,473		332,320		318,672
Book value per share	27.61		25.64		23.48		22.84		22.15

Other data
Same store sales trend (7)	3.5%		4.1%		2.3%		5.3%		(0.5)%
Total square feet	2,040,000		2,040,000		2,026,000		2,091,000		1,804,000
Average total sq. ft. per store	54,000		54,000		55,000		55,000		55,000
Selling square feet	1,488,000		1,488,000		1,481,000		1,529,000		1,401,000
Sales per average square foot of selling space (8)	$1,460		$1,390		$1,349		$1,275		$1,186
Number of stores	38		38		37		38		33
Sales per average number of stores (8)	$57,017		$55,635		$52,713		$53,284		$54,715
Capital expenditures and acquisitions	$46,400		$43,270		$25,233		$54,495		$27,988

(1) Includes litigation settlement gains related to claims associated with the Fairway acquisition and liabilities associated thereto of $828 (net of tax) and a $276 (net of tax) loss on an equity investment.
(2) Includes pension settlement charges of $8,556 (net of tax) including the result of the termination of the Village Super Market, Inc. Employees’ Retirement Plan, and a $342 (net of tax) gain on the sale of an equity investment.
(3) Includes a $2,802 (net of tax) gain on the sale of the leasehold interest in a non-supermarket related parking lot lease obtained as part of the Fairway acquisition, a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs of $276 (net of tax), non-cash impairment charges for the Fairway trade name and the long lived assets for one Gourmet Garage store of $2,010 (net of tax), pension settlement charges of $409 (net of tax) and estimated net income of $417 due to the fiscal year including a 53rd week.
(4) Includes a $1,911 (net of tax) gain for Superstorm Sandy insurance proceeds received, an $854 (net of tax) gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020, a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, a $1,423 (net of tax) gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement, transaction costs incurred for the Fairway acquisition of $1,888 (net of tax), amortization of acquisition related inventory step-up of $355 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $1,160 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax).
(5) Includes a $290 (net of tax) gain for Superstorm Sandy insurance proceeds received, a tax benefit of $777 related to the favorable settlement of a tax audit with the New Jersey Division of Taxation and a non-cash pension charge related to pension settlement charges of $308 (net of tax).
(6) On July 28, 2019, the Company adopted ASU 2016-02, “Leases.” The adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities, included in long-term debt of $99,415 and $111,139, respectively, as of the date of adoption.
(7) New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2021 excludes the impact of the 53rd week in fiscal 2021 and fiscal 2022 excludes the impact of the 53rd week in fiscal 2021.
(8) Amounts for the year ended July 30, 2022 exclude the results of the Gourmet Garage store opened in the West Village in Manhattan on April 29, 2022. Amounts for the year ended July 25, 2020 exclude the results of the Fairway stores acquired on May 14, 2020. Amounts for the year ended July 27, 2019 exclude the results of the Gourmet Garage stores acquired on June 24, 2019.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2023
Sales	$519,689	$563,866	$529,294	$553,806	$2,166,654
Gross profit	149,285	154,879	151,223	161,063	616,450
Net income	11,081	12,322	11,017	15,296	49,716
Net income per share:
Class A common stock:
Basic	0.85	0.95	0.84	1.15	3.78
Diluted	0.76	0.85	0.75	1.03	3.38
Class B common stock:
Basic	0.55	0.62	0.54	0.74	2.45
Diluted	0.55	0.62	0.54	0.74	2.45

2022
Sales	$494,211	$537,408	$501,962	$527,503	$2,061,084
Gross profit	140,180	149,611	141,591	148,285	579,667
Net income (loss)	7,328	10,129	(3,231)	12,603	26,830
Net income (loss) per share:
Class A common stock:
Basic	0.56	0.78	(0.25)	0.97	2.06
Diluted	0.50	0.69	(0.22)	0.87	1.84
Class B common stock:
Basic	0.37	0.50	(0.16)	0.63	1.34
Diluted	0.37	0.50	(0.16)	0.63	1.34

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share and per square foot data).

OVERVIEW
Village Super Market, Inc. (the “Company” or “Village”) operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and four Gourmet Garage specialty markets in New York City. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.
The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus and Fairway Insider customer loyalty programs enable Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's loyalty card.
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through shoprite.com, the ShopRite app or through third party service providers. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery is available in all Fairway stores through fairwaymarket.com, the Fairway app or through third party service providers. Online ordering for home delivery is available in all Gourmet Garage stores through gourmetgarage.com, the Gourmet Garage app or through third party service providers.
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

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Both fiscal 2023 and 2022 contain 52 weeks.

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

The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	July 29, 2023	July 30, 2022
Net Income	$49,716	$26,830

Adjustments to Operating Expenses:
Litigation settlement gain (1)	$(1,200)	$—
Loss (gain) on non-operating investments (2)	400	(494)
Pension termination and settlement charges (3)	—	12,341
Adjustments to Income Taxes:
Tax impact of adjustments to operating expenses	248	(3,633)
Adjusted net income	$49,164	$35,044

Operating and administrative expenses	$516,902	$507,597
Adjustments to operating and administrative expenses	800	(11,847)
Adjusted operating and administrative expenses	517,702	495,750
Adjusted operating and administrative expenses as a % of sales	23.89%	24.05%

(1) Fiscal 2023 litigation settlement gains are related to claims associated with the Fairway acquisition and liabilities associated thereto.

(2) Fiscal 2023 and 2022 include a $400 loss and a $494 gain, respectively, related to non-operating equity investments.

(3) Fiscal 2022 pension settlement charges related primarily to the termination of the Village Super Market, Inc. Employees’ Retirement Plan. The Company contributed cash of $1,440 to fully fund the plan and the remaining $10,901 represents non-cash charges for unrecognized losses within accumulated other comprehensive loss as of the termination date.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	July 29, 2023	July 30, 2022
Sales	100.00%	100.00%
Cost of sales	71.55%	71.88%
Gross profit	28.45%	28.12%
Operating and administrative expense	23.86%	24.63%
Depreciation and amortization	1.58%	1.61%
Operating income	3.01%	1.88%
Interest expense	(0.19)%	(0.19)%
Interest income	0.53%	0.20%
Income before income taxes	3.35%	1.89%
Income taxes	1.06%	0.59%
Net income	2.29%	1.30%

SALES

Sales were $2,166,654 in fiscal 2023, an increase of $105,570, or 5.1% from fiscal 2022. Sales increased due primarily to an increase in same store sales of 3.5%, the opening of a Gourmet Garage in the West Village in Manhattan, NY on April 29, 2022 and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation.
New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT
Gross profit as a percentage of sales increased to 28.45% in fiscal 2023 compared to 28.12% in fiscal 2022 due primarily to increased departmental gross margin percentages (.23%), increased patronage dividends and rebates received from Wakefern (.08%), lower LIFO charges (.04%), a favorable change in product mix (.02%) and lower promotional spending (.03%) partially offset by increased warehouse assessment charges from Wakefern (.07%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations partially offset by higher inventory shrink.

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales decreased to 23.86% in fiscal 2023 compared to 24.63% in fiscal 2022. Adjusted operating and administrative expense as a percentage of sales decreased to 23.89% in fiscal 2023 compared to 24.05% in fiscal 2022 due primarily to lower labor costs (.19%) and decreased supply spending (.12%) partially offset by increased self-insured claim costs (.09%) and higher facility repair and maintenance costs (.05%). Labor costs and fringe benefits decreased due primarily to sales leverage and ongoing productivity initiatives partially offset by minimum wage and market-driven pay rate increases.
DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $34,002 and $33,122 in fiscal 2023 and 2022, respectively. Depreciation and amortization expense increased due primarily to capital expenditures.

INTEREST EXPENSE

Interest expense was $4,220 and $3,907 in fiscal 2023 and 2022, respectively. Interest expense increased due primarily to higher average outstanding debt balances.

INTEREST INCOME

Interest income was $11,399 and $4,023 in fiscal 2023 and 2022, respectively. Interest income increased in fiscal 2023 compared to fiscal 2022 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 31.6% and 31.3% in fiscal 2023 and 2022, respectively.

NET INCOME

Net income was $49,716 in fiscal 2023 compared to $26,830 in fiscal 2022.  Adjusted net income was $49,164 in fiscal 2023 compared to $35,044 in fiscal 2022. Adjusted net income increased 40% compared to the prior year due primarily to the 3.5% increase in same store sales, improvements in gross profit and operating and administrative expense margins and increased interest income.

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

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 29, 2023. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations. The fair value of indefinite-lived intangible assets are estimated based on the discounted cash flow model using the relief from royalty method.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $12,466 and $12,239 at July 29, 2023 and July 30, 2022, respectively.

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

The objective of the discount rate assumption is to reflect the rate at which the Company’s pension obligations could be effectively settled based on the expected timing and amounts of benefits payable to participants under the plans. Our methodology for selecting the discount rate as of July 29, 2023 was to match the plans' cash flows to that of a yield curve on high-quality fixed-income investments. Based on this method, we utilized a weighted-average discount rate of 4.85% at July 29, 2023 compared to 3.77% at July 30, 2022. Changes in the discount rate and updated assumptions on mortality tables and improvement scales resulted in a net decrease in the projected benefit obligation by approximately $771 at July 29, 2023. Village evaluated the expected increase in compensation costs of 4.50% and concluded no changes in this assumption was necessary in estimating pension plan obligations and expense. The Company utilizes a liability-driven investment ("LDI")

strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases. Based on the Company’s LDI strategy, the Company assumed a weighted-average assumed long-term rate of return on plan assets of 5.75% in fiscal 2023.

Sensitivity to changes in the major assumptions used in the calculation of the Company’s pension plans is as follows:

	Percentage point change	Projected benefit obligation decrease (increase)		Expense decrease (increase)
Discount rate	+ / - 1.0%	$638	$(684)	$34	$(72)
Expected return on assets	+ / - 1.0%	$—	—	$21	$(21)

In April 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of July 29, 2023. In fiscal 2022, the Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a 10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date. Village made no contributions to the remaining plans in fiscal 2023 or fiscal 2022. Contributions to the remaining plans are expected to be immaterial in fiscal 2024.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the consolidated financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $104,513 in fiscal 2023 compared to $79,625 in fiscal 2022. The change in cash flows from operating activities in fiscal 2023 was primarily due to changes in working capital and higher net income adjusted for non-cash items including depreciation and amortization, share-based compensation, deferred taxes, pension settlement charges, the provision to value inventories at LIFO, impairment charges and the gain on sale of property, equipment and fixtures. Working capital changes, including other assets and other liabilities, increased net cash provided by operating activities by $15,021 in fiscal 2023 compared to $7,081 in fiscal 2022.

During fiscal 2023, Village used cash to fund capital expenditures of $46,400, dividends of $13,193, principal payments of long-term debt of $10,446, treasury stock purchases of $3,739, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $5,865 and additional net investments of $36,425 in notes receivable from Wakefern. Capital expenditures primarily include costs associated with the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner, the new Gourmet Garage store in the West Village of New York City, the purchase of the Vineland store shopping center, costs for construction of the Old Bridge replacement store, installation of electronic shelf labels, continued expansion of self-checkout, and various technology, equipment and facility upgrades.

During fiscal 2022, Village used cash to fund capital expenditures of $43,270, dividends of $13,041, principal payments of long-term debt of $8,299 and additional investments of $2,489 in notes receivable from Wakefern. Capital expenditures primarily include costs associated with the purchase of the Galloway store shopping center, the purchase of land in central New Jersey for a potential replacement store and other development, the new Gourmet Garage store in the West Village of New York City, continued expansion of self-checkout, and various merchandising, technology, equipment and facility upgrades.

LIQUIDITY and DEBT

Working capital was $67,714 and $79,796 at July 29, 2023 and July 30, 2022, respectively. Working capital ratios at the same dates were 1.38 and 1.50 to one, respectively.  The decrease in working capital in fiscal 2023 compared to fiscal 2022 is due primarily to an additional $36,425 investment in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

We have budgeted $85,000 for capital expenditures in fiscal 2024.   Planned expenditures include costs for construction of the Old Bridge replacement store scheduled to open in fiscal 2024 and two other replacement stores scheduled to open in fiscal 2025, potential real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2024 are expected to be cash and cash equivalents on hand at July 29, 2023 and operating cash flow generated in fiscal 2024.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,127 as of July 29, 2023. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 29, 2023, Village has invested $10,875 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

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

At July 29, 2023, the Company held variable rate notes receivable due from Wakefern of $31,483 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $30,865 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $31,861 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 29, 2023, Village had demand deposits invested at Wakefern in the amount of $122,028. These deposits earn overnight money market rates.

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

•A secured $50,000 term loan issued on September 1, 2020 repayable in equal monthly installments based on a fifteen-year amortization schedule through September 01, 2035 and bearing interest at the applicable SOFR plus 1.61%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at .57% per annum through September 4, 2035, resulting in a fixed effective interest rate of 2.18% on the term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 29, 2023), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 29, 2023. As of July 29, 2023, $67,664 remained available under the unsecured revolving line of credit.

Based on current trends, the Company believes cash and cash equivalents on hand at July 29, 2023, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

During fiscal 2023, Village paid cash dividends of $13,193.  Dividends in fiscal 2023 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•We expect the increase in same store sales to range from 1.0% to 3.0% in fiscal 2024.
•We have budgeted $85,000 for capital expenditures in fiscal 2024. Planned expenditures include costs for construction of the Old Bridge replacement store scheduled to open in fiscal 2024 and two other replacement stores scheduled to open in fiscal 2025, potential real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.
•The Board’s current intention is to continue to pay quarterly dividends in 2024 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2024 to be in the range of 31.0% - 32.0%.

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
•Approximately 92% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.
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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 29, 2023, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $2,423. The maximum per store investment is currently $975. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

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

At July 29, 2023, the Company held variable rate notes receivable due from Wakefern of $31,483 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $30,865 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $31,861 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 29, 2023, Village had demand deposits invested at Wakefern in the amount of $122,028. These deposits earn overnight money market rates.

The Company subleased the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $413 and $959 in fiscal 2023 and 2022. Both leases contained normal periodic rent increases and options to extend the lease. The sublease agreements were terminated upon the acquisition of the Galloway store shopping center in fiscal 2022 and Vineland store shopping center in fiscal 2023 for $9,800 and $9,500, respectively.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $735 in both fiscal 2023 and 2022, respectively, and has a related lease obligation of $1,851 at July 29, 2023. This lease expires in fiscal 2026 with options to extend at increasing annual rents.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,568 and $1,556 in fiscal 2023 and 2022, respectively, and has aggregate lease obligations of $15,996 at July 29, 2023 related to these leases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	July 29, 2023	July 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$140,910	$134,832
Merchandise inventories	44,515	44,190
Patronage dividend receivable	12,466	12,239
Notes receivable from Wakefern	31,483	28,627
Income taxes receivable	—	631
Other current assets	17,313	17,446
Total current assets	246,687	237,965
Property, equipment and fixtures, net	277,310	265,333
Operating lease assets	274,100	293,295
Notes receivable from Wakefern	62,726	29,157
Investment in Wakefern	33,107	33,004
Investments in Real Estate Partnerships	13,155	7,162
Goodwill	24,190	24,190
Other assets	36,431	34,342

Total assets	$967,706	$924,448
LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Operating lease obligations	$20,389	$20,351
Finance lease obligations	667	596
Notes payable to Wakefern	737	1,134
Current portion of debt	9,370	7,466
Accounts payable to Wakefern	77,033	77,037
Accounts payable and accrued expenses	31,441	24,266
Accrued wages and benefits	29,853	27,221
Income taxes payable	9,483	98
Total current liabilities	178,973	158,169
Long-term debt
Operating lease obligations	266,683	284,300
Finance lease obligations	20,623	21,510
Notes payable to Wakefern	1,686	1,961
Long-term debt	72,426	66,264
Total long-term debt	361,418	374,035
Pension liabilities	4,893	4,569
Other liabilities	12,256	15,566
Commitments and Contingencies (Notes 3, 4, 5, 6, 7, 9 and 10)
Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,563 shares at July 29, 2023 and 10,971 shares at July 30, 2022	76,179	72,891
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,204 shares at July 29, 2023 and 4,294 shares at July 30, 2022	683	697
Retained earnings	343,497	306,974
Accumulated other comprehensive income	8,134	6,135
Less treasury stock, Class A, at cost: 912 shares at July 29, 2023 and 752 shares at July 30, 2022	(18,327)	(14,588)
Total shareholders’ equity	410,166	372,109
Total liabilities and shareholders' equity	$967,706	$924,448
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
	Years ended
	July 29, 2023	July 30, 2022

Sales	$2,166,654	$2,061,084
Cost of sales	1,550,204	1,481,417

Gross profit	616,450	579,667

Operating and administrative expense	516,902	507,597
Depreciation and amortization	34,002	33,122

Operating income	65,546	38,948

Interest expense	(4,220)	(3,907)
Interest income	11,399	4,023

Income before income taxes	72,725	39,064
Income taxes	23,009	12,234

Net income	$49,716	$26,830

Net income per share:
Class A common stock:
Basic	$3.78	$2.06
Diluted	$3.38	$1.84

Class B common stock:
Basic	$2.45	$1.34
Diluted	$2.45	$1.34

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Years ended
	July 29, 2023	July 30, 2022

Net income	$49,716	$26,830

Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax (1)	2,308	3,398
Amortization of pension actuarial (gain) loss, net of tax (2)	(342)	233
Pension remeasurement, net of tax (3)	9	3,012
Pension settlement loss, net of tax (4)	24	8,556
Total other comprehensive income	1,999	15,199

Comprehensive income	$51,715	$42,029

(1)Amounts are net of tax of $807 and $1,505 for 2023 and 2022, respectively.
(2)Amounts are net of tax of $214 and $102 for 2023 and 2022, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.
(3)Amounts are net of tax of $6 and $1,349 for 2023 and 2022, respectively.
(4)Amounts are net of tax of $15 and $3,785 for 2023 and 2022, respectively. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 29, 2023 and July 30, 2022
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 31, 2021	10,978	$70,594	4,294	$697	$293,185	$(9,064)	724	$(13,939)	$341,473
Net income	—	—	—	—	26,830	—	—	—	26,830
Other comprehensive loss, net of tax of $6,741	—	—	—	—	—	15,199	—	—	15,199
Dividends	—	—	—	—	(13,041)	—	—	—	(13,041)
Treasury stock purchases	—	—	—	—	—	—	26	(649)	(649)
Restricted shares forfeited	(16)	(198)	—	—	—	—	—	—	(198)
Share-based compensation expense	9	2,495	—	—	—	—	—	—	2,495
Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	750	$(14,588)	$372,109
Net income	—	—	—	—	49,716	—	—	—	49,716
Other comprehensive income, net of tax of $614	—	—	—	—	—	1,999	—	—	1,999
Dividends	—	—	—	—	(13,193)	—	—	—	(13,193)
Treasury stock purchases	—	—	—	—	—	—	162	(3,739)	(3,739)
Restricted shares forfeited	(10)	(47)	—	—	—	—	—	—	(47)
Share-based compensation expense	512	3,321	—	—	—	—	—	—	3,321
Conversion of Class B shares to Class A shares	90	14	(90)	(14)	—	—	—	—	—
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,716	$26,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,711	34,705
Non-cash share-based compensation	3,274	2,297
Non-cash pension settlement charges	—	10,856
Deferred taxes	(2,088)	(5,093)
Provision to value inventories at LIFO	2,622	3,295
Loss (Gain) on sale of assets	257	(346)
Changes in assets and liabilities:
Merchandise inventories	(2,947)	(4,852)
Patronage dividend receivable	(227)	(379)
Accounts payable to Wakefern	928	6,550
Accounts payable and accrued expenses	4,436	(1,759)
Accrued wages and benefits	2,632	2,185
Income taxes receivable / payable	9,737	2,976
Other assets and liabilities	462	2,360
Net cash provided by operating activities	104,513	79,625

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46,400)	(43,270)
Proceeds from the sale of assets	262	4,352
Investment in notes receivable from Wakefern	(65,275)	(2,489)
Investment in real estate partnerships	(5,865)	(5,010)
Maturity of notes receivable from Wakefern	28,850	—
Net cash used in investing activities	(88,428)	(46,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit related to share-based compensation	279	—
Proceeds from issuance of long-term debt	17,125	7,350
Principal payments of long-term debt	(10,446)	(8,299)
Debt issuance costs	(33)	(51)
Dividends	(13,193)	(13,041)
Treasury stock purchases, including shares surrendered for withholding taxes	(3,739)	(649)
Net cash used in financing activities	(10,007)	(14,690)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,078	18,518
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	134,832	116,314
CASH AND CASH EQUIVALENTS, END OF YEAR	$140,910	$134,832

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,220	$3,907
Income taxes	15,080	20,685

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$5,591	$3,784
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

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2023 and 2022 contain 52 weeks.

Use of estimates

In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates are patronage dividends, accounting for contingencies, accounting for derivative instruments and hedging activities, and the impairment of long-lived assets, goodwill and indefinite-lived intangible assets. Actual results could differ from those estimates.

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

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 29, 2023		July 30, 2022
	Amount	%	Amount	%
Center Store (1)	$1,300,061	60.0%	$1,229,336	59.7%
Fresh (2)	787,770	36.4%	757,383	36.7%
Pharmacy	71,749	3.3%	67,780	3.3%
Other (3)	7,074	0.3%	6,585	0.3%

Total Sales	$2,166,654	100.0%	$2,061,084	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

Cost of sales

Cost of sales consists of costs of inventory, inbound freight charges, and production costs at the Company's centralized commissary, including materials, labor and overhead. Depreciation expense of $1,709 and $1,583 related to the centralized commissary is included in cost of sales in fiscal 2023 and 2022, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $11,891 and $11,653 at July 29, 2023 and July 30, 2022, respectively. Included in cash and cash equivalents at July 29, 2023 and July 30, 2022 are $122,028 and $110,739, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

At April 29, 2023 and July 30, 2022, approximately 64% and 61%, respectively, of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $21,238 and $18,616 higher than reported in fiscal 2023 and 2022, respectively. All other inventories are stated at the lower of FIFO cost or market.

Property, equipment and fixtures

Property, equipment and fixtures are recorded at cost. Interest cost incurred to finance construction is capitalized as part of the cost of the asset. Maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis over estimated useful lives of thirty years for buildings, five to ten years for store fixtures and equipment, and three years for computer equipment, shopping carts and vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the estimated useful lives of the related assets.

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
Advertising

Advertising costs are expensed as incurred. Advertising expense was $10,658 and $10,320 in fiscal 2023 and 2022, respectively.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. The Company records changes in the fair value of its interest rate swap contracts to Accumulated other comprehensive income, net of taxes, as the Company has elected to designate its swaps as cash flow hedges and apply hedge accounting when the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Additional information on derivative and hedging activities is provided in Note 5.

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

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company's indefinite-lived intangible assets balance of $13,299 as of July 29, 2023 and July 30, 2022 are related to the Fairway and Gourmet Garage trade names. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value of goodwill at the reporting unit level, in addition to the value of the Company’s stock. The fair value of trade names are estimated based on the discounted cash flow model using the relief from royalty method.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	Years ended
	July 29, 2023	July 30, 2022
Net income	$49,716	$26,830
Distributed and allocated undistributed Net income to unvested restricted shareholders	1,589	777
Net income available to Class A and Class B shareholders	$48,127	$26,053

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$37,639	$10,487	$20,311	$5,742
Conversion of Class B to Class A shares	10,487	—	5,742	—
Net income allocated, diluted	$48,127	$10,487	$26,053	$5,742

Denominator:
Weighted average shares outstanding, basic	9,949	4,281	9,869	4,294
Conversion of Class B to Class A shares	4,281	—	4,294	—
Weighted average shares outstanding, diluted	14,230	4,281	14,163	4,294

Net income per share is as follows:

	2023		2022
	Class A	Class B	Class A	Class B
Basic	$3.78	$2.45	$2.06	$1.34
Diluted	$3.38	$2.45	$1.84	$1.34

Outstanding stock options to purchase Class A shares of 88 and 97 were excluded from the calculation of diluted net income per share at July 29, 2023 and July 30, 2022, respectively, as a result of their anti-dilutive effect. In addition, 503 and 359 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 29, 2023 and July 30, 2022, respectively, due to their anti-dilutive effect.

Share-based compensation

All share-based payments to employees are recognized in the financial statements as compensation costs based on the fair market value on the date of the grant.

Benefit plans

The Company recognizes the funded status of its Company sponsored retirement plans on the consolidated balance sheet. Actuarial gains or losses, curtailments, prior service costs or credits, and transition obligations not previously recognized are recorded as a component of Accumulated other comprehensive income. The Company uses July 31 as the measurement date for these plans.

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

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 29, 2023	July 30, 2022
Land and buildings	$142,000	$129,103
Store fixtures and equipment	360,335	341,924
Leasehold improvements	193,113	183,188
Leased property under finance leases	25,211	25,211
Construction in progress	14,034	8,054
Vehicles	2,150	2,746

Total property, equipment and fixtures	736,843	690,226
Accumulated depreciation	(445,234)	(411,541)
Accumulated amortization of property under finance leases	(14,299)	(13,352)

Property, equipment and fixtures, net	$277,310	$265,333

Amortization of leased property under finance leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.7% of the outstanding shares of Wakefern at July 29, 2023. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2023 and 2022. The Company also has an investment of approximately 8.8% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 29, 2023, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $2,423. Installment payments are due as follows: 2024 - $737; 2025 - $747; 2026 - $511; 2027 - $372; 2028 - $56; and $0 thereafter.

The maximum per store investment remained $975 in fiscal 2023. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $43,967 and $39,038 in fiscal 2023 and 2022, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $42,678 and $47,877 from Wakefern in fiscal 2023 and 2022, respectively, for non-merchandise products and services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.

On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At July 29, 2023, the Company held variable rate notes receivable due from Wakefern of $31,483 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $30,865 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $31,861 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 29, 2023, the Company had demand deposits invested at Wakefern in the amount of $122,028. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $11,295 and $3,953 in fiscal 2023 and 2022, respectively.

NOTE 4 — DEBT

Long-term debt consists of:

	July 29, 2023	July 30, 2022
Secured term loan	$53,912	$50,796
Unsecured term loan	22,702	17,507
New Market Tax Credit Financing	5,182	5,427

Total debt, excluding obligations under leases	81,796	73,730
Less current portion	9,370	7,466

Total long-term debt, excluding obligations under leases	$72,426	$66,264

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

•A secured $50,000 term loan issued on September 1, 2020 repayable in equal monthly installments based on a fifteen-year amortization schedule through September 4, 2035 and bearing interest at the applicable SOFR plus 1.61%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at .57% per annum through September 4, 2035, resulting in a fixed effective interest rate of 2.18% on the term loan. The term loan is secured by real properties of Village Super Market, Inc. and its subsidiaries, including the sites of three Village stores.

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center acquired in the first quarter of fiscal 2022.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 29, 2023), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 29, 2023. As of July 29, 2023, $67,664 remained available under the unsecured revolving line of credit.

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

As of July 29, 2023, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $2,179 and $262 during the fiscal years ended July 29, 2023 and July 30, 2022, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $76,912 as of July 29, 2023. The fair value of interest rate swaps are included in the following captions on the consolidated balance sheets at July 29, 2023 and July 30, 2022:

	July 29, 2023	July 30, 2022
Other assets	9,135	6,020

The fair values of the Company’s interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are:

	2023	2022
Federal:
Current	$14,749	$10,766
Deferred	(1,274)	(3,547)

State:
Current	10,348	6,561
Deferred	(814)	(1,546)

	$23,009	$12,234
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 29, 2023	July 30, 2022
Deferred tax assets:
Lease liabilities	$89,638	$100,275
Compensation related costs	4,705	3,618
Pension costs	1,544	1,536
Other	730	710

Total deferred tax assets	96,617	106,139

Deferred tax liabilities:
Tax over book depreciation	20,242	20,859
Lease assets	81,676	92,375
Patronage dividend receivable	3,457	3,950
Investment in partnerships	1,107	1,164
Other	3,079	2,206

Total deferred tax liabilities	109,561	120,554

Net deferred tax liability	$(12,944)	$(14,415)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 29, 2023 and July 30, 2022:

	July 29, 2023	July 30, 2022
Other assets	1,245	515
Other liabilities	(14,189)	(14,930)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 29, 2023 and July 30, 2022.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	9.9%	10.1%
Other	0.7%	0.2%

Effective income tax rate	31.6%	31.3%

The Company is not currently under audit by any tax authorities, but is open to examination with varying statutes of limitations, generally ranging from three to four years.

NOTE 7 — LEASES
Description of leasing arrangements

The Company leases 30 retail stores, as well as a commissary, the corporate headquarters and equipment at July 29, 2023. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas.

The composition of total lease cost is as follows:

		Years ended
	Consolidated Statement of Operations Classification	July 29, 2023	July 30, 2022
Operating lease cost	Operating and administrative expense	$36,146	$36,909
Finance lease cost
Amortization of leased assets	Depreciation and amortization	947	947
Interest on lease liabilities	Interest expense	1,874	1,939
Variable lease cost	Operating and administrative expense	21,275	20,483

Total lease cost		$60,242	$60,278

As of July 29, 2023 and July 30, 2022, finance lease right-of-use assets of $10,912 and $11,859, respectively, are included in property, equipment and fixtures, net in the Company's consolidated balance sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised. The Company's lease liabilities mature as follows as of July 29, 2023:

	Operating leases	Finance leases	Total
2024	$32,033	$2,470	$34,503
2025	34,714	2,820	37,534
2026	32,909	2,893	35,802
2027	32,224	2,893	35,117
2028	30,822	2,893	33,715
Thereafter	210,996	20,400	231,396
Total lease payments	373,698	34,369	408,067
Less amount representing interest	86,626	13,079	99,705

Present value of lease liabilities	$287,072	$21,290	$308,362

The Company has approximately $31,027 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 29, 2023.

As of July 29, 2023, the Company's lease terms and discount rates are as follows:

	July 29, 2023	July 30, 2022
Weighted-average remaining lease term (years)
Operating leases	12.6	13.1
Finance leases	12.4	13.4
Weighted-average discount rate
Operating leases	4.2%	4.1%
Finance leases	8.5%	8.5%

Supplemental cash flow information related to leases is as follows:

	2023	2022
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$34,442	$35,730
Operating cash flows from finance leases	1,874	1,939
Financing cash flows from finance leases	815	750
Lease obligations obtained in exchange for right-of-use assets (non-cash)	5,724	29,940

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $735 in both fiscal 2023 and 2022, and has a related lease obligation of $1,851 at July 29, 2023. This lease expires in fiscal 2026 with options to extend at increasing annual rent.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to two of these partnerships for leased stores of $1,568 and $1,556 in fiscal 2023 and 2022, respectively, and has related aggregate lease obligations of $15,996 at July 29, 2023.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleased the Galloway and Vineland stores from Wakefern under sublease agreements which provided for combined annual rents of $413 and $959 in fiscal 2023 and 2022. Both leases contained normal periodic rent increases and options to extend the lease. The sublease agreements were terminated upon the acquisition of the Galloway store shopping center in fiscal 2022 and Vineland store shopping center in fiscal 2023 for $9,800 and $9,500, respectively.

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

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. The Company did not make any open market purchases under this repurchase program in fiscal 2023 and 2022. The Company's share repurchase program had $3,203 remaining at July 29, 2023 and July 30, 2022. In fiscal 2023, the Company purchased $3,739 in shares of Class A Common Stock that were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2023. In fiscal 2022, the Company purchased 23 shares totaling $561 from the Village Super Market, Inc. Employees' Retirement Plan related to the termination and related liquidation of the plan's assets (see note 9).

Village has two share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,274 and $2,297 in fiscal 2023 and 2022, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,100 and $532 in fiscal 2023 and 2022, respectively.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. Restricted stock awards primarily cliff vest three years from the date of grant. There are 597 shares remaining for future grants under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	2023		2022
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	97	$28.98	102	$28.98
Exercised	—	—	—	—
Forfeited	(9)	31.81	(5)	28.83
Expired	—	$—	—	$—

Outstanding at end of year	88	$28.72	97	$28.98

Options exercisable at end of year	88	$28.72	97	$28.98

As of July 29, 2023, the weighted-average remaining contractual term of options outstanding and options exercisable was 0.7 years. As of July 29, 2023, the aggregate intrinsic value was $0 for both options outstanding and options exercisable. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	2023		2022
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	359	$19.40	392	$19.55
Granted	512	23.00	9	21.52
Vested	(358)	19.61	(26)	21.92
Forfeited	(10)	22.50	(16)	20.21

Nonvested at end of year	503	$22.90	359	$19.40

 The total fair value of restricted shares vested during fiscal 2023 and 2022 was $8,227 and $588, respectively.

As of July 29, 2023, there was $10,114 of total unrecognized compensation costs related to nonvested restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The Company declared and paid cash dividends on common stock as follows:

	2023	2022
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,417	$10,250
Class B common stock	2,776	2,791

	$13,193	$13,041

NOTE 9 — PENSION PLANS

Company-Sponsored Pension Plans

In fiscal 2023, the Company sponsored two defined benefit pension plans. One of the plans is a tax-qualified plan covering members of a union, which is frozen and participants no longer earn service credit. Benefits under the union plan are based on a fixed amount for each year of service, and benefits under the nonunion plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The second plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives.

In fiscal 2022, the Company terminated the Village Super Market, Inc. Employees’ Retirement Plan. Prior to termination, the Company made a $1,485 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants of $37,289 and purchase annuity contracts totaling $14,930 with an insurance company for all participants who did not elect a lump sum distribution. No benefit obligation or plan assets related to the Village Super Market, Inc. Employees’ Retirement Plan remain as of July 29, 2023. In fiscal 2022, the Company recognized a $12,296 pre-tax settlement charge as a result of the termination, including a $10,856 non-cash charge for unrecognized losses within accumulated other comprehensive loss as of the termination date.
Additionally, the Company recognized a settlement loss of $39 and $45 in fiscal 2023 and 2022, respectively, for plans where benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.
Net periodic pension cost for the plans include the following components:

	2023	2022
Service cost	$135	$187
Interest cost on projected benefit obligation	279	1,306
Expected return on plan assets	(75)	(1,258)
Loss on settlement	39	12,341
Amortization of net (gains) and losses	(556)	335
Net periodic pension cost	$(178)	$12,911

The changes in benefit obligations and the reconciliation of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

	2023	2022
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$7,513	$73,229
Service cost	135	187
Interest cost	279	1,306
Benefits paid	(36)	(676)
Settlement	(315)	(54,742)
Actuarial loss	(279)	(11,791)
Benefit obligation at end of year	$7,297	$7,513

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$2,944	$63,047
Actual return on plan assets	(189)	(6,170)
Employer contributions	—	1,485
Benefits paid	(36)	(676)
Settlements paid	(315)	(54,742)
Fair value of plan assets at end of year	2,404	2,944

Funded status at end of year	$4,893	$4,569

Amounts recognized in the consolidated balance sheets:
Pension liabilities	4,893	4,569
Accumulated other comprehensive income	(1,652)	(1,962)

Amounts included in Accumulated other comprehensive income (pre-tax):
Net actuarial loss	$(2,370)	$(2,872)

The Company expects approximately $438 of the net actuarial gain, excluding the impact of any potential plan settlements, to be recognized as a component of net periodic benefit costs in fiscal 2024.

The accumulated benefit obligations of the plans were $7,297 and $7,513 at July 29, 2023 and July 30, 2022, respectively.  The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	2023	2022
Projected benefit obligation	$7,297	$7,513
Accumulated benefit obligation	7,297	7,513
Fair value of plan assets	2,404	2,944

Weighted average assumptions used to determine benefit obligations and net periodic pension cost for the Company’s defined benefit plans were as follows:

	2023	2022
Assumed discount rate — net periodic pension cost	3.77%	2.44%
Assumed discount rate — benefit obligation	4.85%	3.77%
Assumed rate of increase in compensation levels	4.50%	4.50%
Expected rate of return on plan assets	5.75%	5.25%

Investments in the pension trusts are overseen by the trustees of the plans, who are officers of Village. The Company utilizes a liability-driven investment ("LDI") strategy. A LDI strategy focuses on maintaining a close to fully-funded status over the long-

term with minimal funded status risk.  This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability.  The investment allocation to fixed income instruments will increase as each plans' funded status increases. The target allocations for plan assets are 30-50% equity securities, 50-70% fixed income securities and 0-10% cash. Asset allocations are reviewed periodically and appropriate rebalancing is performed.

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

The fair value of the pension assets were as follows:

	July 29, 2023		July 30, 2022
Asset Category	Assets Measured at NAV	Total	Assets Measured at NAV	Total
Equity securities:
Mutual/Collective Trust Funds - U.S. (1)	750	750	915	915
Mutual/Collective Trust Funds - International (1)	248	248	301	301

Fixed income securities:
Mutual/Collective Trust Funds - Fixed Income (1)	1,406	1,406	1,728	1,728
Total	$2,404	$2,404	$2,944	$2,944

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

Based on actuarial assumptions, estimated future defined benefit payments, which may be significantly impacted by participant elections related to retirement dates and forms of payment, are as follows:

Fiscal Year
2024	$540
2025	220
2026	240
2027	270
2028	6,880
2028 - 2031	850

The Company expects contributions to its defined benefit pension plans to be immaterial in fiscal 2024.

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
The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2022 and 2021 is for the plan’s year-end at December 31, 2022 and December 31, 2021, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2022	2021		July 29, 2023	July 30, 2022	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$887	$808	N/A	August 2025
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	2,671	2,745	No	October 2027
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,305	$1,288	No	June 2024
Total Contributions					$4,863	$4,841

(1)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2022 and December 31, 2021.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2021 and December 31, 2020.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2022 and September 30, 2021.
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
(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 29, 2023, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $33,741 and $32,847 in fiscal 2023 and 2022, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $1,865 and $2,054 in fiscal 2023 and 2022, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $3,118 and $2,944 in fiscal 2023 and 2022, respectively.

NOTE 10 — COMMITMENTS and CONTINGENCIES

Approximately 92% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have or will expire between June 2024 and October 2027.  18% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 29, 2023 and July 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 29, 2023 and July 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of indicators of impairment of long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets, such as property, equipment and fixtures and operating lease assets, for events or changes in circumstances that might indicate the carrying amount of an asset group may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based, in part, on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. At July 29, 2023, the Company had property, equipment and fixtures, net and operating lease assets of $277,310 thousand and $274,100 thousand, respectively.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process. This included a control related to the Company’s assessment of impairment triggering events. We assessed the Company’s identification and evaluation of potential impairment triggering events by:

•inspecting operating results and cash flows by store to identify stores with current period losses

•comparing actual operating and cash flow results to historical results, expected results, industry and economic trends, and to the net book value of store assets for a selection of stores

•reading board of directors meeting minutes and available industry information

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Short Hills, New Jersey
October 11, 2023

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 29, 2023.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2023, in connection with its Annual Meeting scheduled to be held on December 15, 2023.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2023, in connection with its Annual Meeting scheduled to be held on December 15, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 29, 2023.  All data relates to the Village Super Market, Inc. 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	88,000	$28.72	596,593

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2023, in connection with its annual meeting scheduled to be held on December 15, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 30, 2023, in connection with its annual meeting scheduled to be held on December 15, 2023.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 30, 2023, in connection with its annual meeting scheduled to be held on December 15, 2023.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 29, 2023 and July 30, 2022
Consolidated Statements of Operations - years ended July 29, 2023 and July 30, 2022
Consolidated Statements of Comprehensive Income - years ended July 29, 2023 and July 30, 2022
Consolidated Statements of Shareholders' Equity – years ended July 29, 2023 and July 30, 2022
Consolidated Statements of Cash Flows - years ended July 29, 2023 and July 30, 2022
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185)
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated May 6, 2020*
	4.2	First Amendment to Credit Agreement dated September 1, 2020*
	4.3	Amended and Restated Credit Agreement dated January 28, 2022*
	4.4	First Amendment to Amended and Restated Credit Agreement dated September 1, 2022*
	4.5	Second Amendment to Amended and Restated Credit Agreement dated January 27, 2023*
	4.10	Revolving Credit Note dated May 6, 2020*
	4.11	Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.12	Joinder to Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.13	Term Loan Note dated May 12, 2020*
	4.14	Joinder to Term Loan Note dated May 12, 2020*
	4.15	Converted Term Loan Note dated September 1, 2020*
	4.16	Joinder to Converted Term Loan Note dated September 1, 2020*
	4.17	Term Loan Note dated January 28, 2022*
	4.18	Term Loan Note dated September 1, 2022*
	4.19	Term Loan Note dated January 27, 2023*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*
	10.18	60-Month Adjustable Rate Promissory Note dated August 15, 2022

10.19	60-Month Adjustable Rate Promissory Note dated August 15, 2022
10.20	60-Month Adjustable Rate Promissory Note dated August 15, 2022
10.21	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.22	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.23	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.24	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.25	60-Month Adjustable Rate Promissory Note dated September 28, 2022
10.26	60-Month Adjustable Rate Promissory Note dated September 28, 2022
14	Code of Ethics*
21	Subsidiaries of Registrant
23	Consent of KPMG LLP
31.1	Certification
31.2	Certification
32.1	Certification (furnished, not filed)
32.2	Certification (furnished, not filed)
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
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

* The following exhibits are incorporated by reference from the following previous filings:

Form 10-Q filed on March 8, 2023: 4.5, 4.19
Form 10-K for 2022: 4.4, 4.18
Form 10-Q filed on March 10, 2022: 4.3, 4.12, 4.14, 4.16, 4.17
Form 8-K filed on May 13, 2020: 4.1, 4.10, 4.13
Form 8-K filed on September 8, 2020: 4.2, 4.11, 4.15
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

Date: October 11, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 11, 2023	October 11, 2023

/s/ William Sumas	/s/ Stephen Rooney
William Sumas, Director	Stephen Rooney, Director
October 11, 2023	October 11, 2023

/s/ John P. Sumas	/s/ Perry J. Blatt
John P. Sumas, Director	Perry J. Blatt, Director
October 11, 2023	October 11, 2023

/s/ John J. Sumas	/s/ Prasad Pola
John J. Sumas, Director	Prasad Pola, Director
October 11, 2023	October 11, 2023

/s/ Nicholas J. Sumas	/s/ John L. Van Orden
Nicholas J. Sumas, Director	John L. Van Orden, Chief Financial Officer
October 11, 2023	October 11, 2023

/s/ Kevin Begley	/s/ Luigi Perri
Kevin Begley, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 11, 2023	October 11, 2023