Form 10-Q
period 2023-10-28
VILLAGE SUPER MARKET INC
filed 2023-12-06
CIK 103595

2023.10.28UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 6, 2023

Class A Common Stock, No Par Value	10,603,764 Shares
Class B Common Stock, No Par Value	4,203,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	October 28, 2023	July 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$134,773	$140,910
Merchandise inventories	47,492	44,515
Patronage dividend receivable	17,315	12,466
Notes receivable from Wakefern	32,211	31,483
Other current assets	17,683	17,313
Total current assets	249,474	246,687

Property, equipment and fixtures, net	281,611	277,310
Operating lease assets	268,790	274,100
Notes receivable from Wakefern	64,137	62,726
Investment in Wakefern	33,145	33,107
Investments in Real Estate Partnerships	14,968	13,155
Goodwill	24,190	24,190
Other assets	40,408	36,431

Total assets	$976,723	$967,706
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$20,937	$20,389
Finance lease obligations	686	667
Notes payable to Wakefern	754	737
Current portion of debt	9,370	9,370
Accounts payable to Wakefern	81,178	77,033
Accounts payable and accrued expenses	34,960	31,441
Accrued wages and benefits	28,433	29,853
Income taxes payable	6,881	9,483
Total current liabilities	183,199	178,973
Long-term debt
Operating lease obligations	262,220	266,683
Finance lease obligations	20,390	20,623
Notes payable to Wakefern	1,566	1,686
Long-term debt	70,039	72,426
Total long-term debt	354,215	361,418
Pension liabilities	5,005	4,893
Other liabilities	15,059	12,256
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,568 shares at October 28, 2023 and 11,563 shares at July 29, 2023	77,103	76,179
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,204 shares at October 28, 2023 and July 29, 2023	683	683
Retained earnings	351,732	343,497
Accumulated other comprehensive income	8,836	8,134
Less treasury stock, Class A, at cost: 944 shares at October 28, 2023 and 912 shares at July 29, 2023	(19,109)	(18,327)
Total shareholders’ equity	419,245	410,166

Total liabilities and shareholders’ equity	$976,723	$967,706
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended
	October 28, 2023	October 29, 2022
Sales	$536,354	$519,689

Cost of sales	383,406	370,404

Gross profit	152,948	149,285

Operating and administrative expense	130,292	125,562

Depreciation and amortization	8,506	8,547

Operating income	14,150	15,176

Interest expense	(1,064)	(1,087)

Interest income	3,825	1,968

Income before income taxes	16,911	16,057

Income taxes	5,326	4,976

Net income	$11,585	$11,081

Net income per share:
Class A common stock:
Basic	$0.87	$0.85
Diluted	$0.78	$0.76

Class B common stock:
Basic	$0.56	$0.55
Diluted	$0.56	$0.55

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended
	October 28, 2023	October 29, 2022
Net income	$11,585	$11,081

Other comprehensive income:
Unrealized gains on interest rate swaps, net of tax (1)	777	2,765
Amortization of pension actuarial gain, net of tax (2)	(75)	(96)

Comprehensive income	$12,287	$13,750

(1)Amount is net of tax of $357 and $1,242 for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively.
(2)Amounts are net of tax of $34 and $43 for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended October 28, 2023 and October 29, 2022
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	11,585	—	—	—	11,585
Other comprehensive loss, net of tax of $323	—	—	—	—	—	702	—	—	702
Dividends	—	—	—	—	(3,350)	—	—	—	(3,350)
Treasury stock purchases	—	—	—	—	—	—	32	(782)	(782)
Restricted shares forfeited	(9)	(28)	—	—	—	—	—	—	(28)
Share-based compensation expense	14	952	—	—	—	—	—	—	952
Balance, October 28, 2023	11,568	$77,103	4,204	$683	$351,732	$8,836	944	$(19,109)	$419,245

Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109
Net income	—	—	—	—	11,081	—	—	—	11,081
Other comprehensive income, net of tax of $1,199	—	—	—	—	—	2,669	—	—	2,669
Dividends	—	—	—	—	(3,252)	—	—	—	(3,252)
Share-based compensation expense	—	608	—	—	—	—	—	—	608
Balance, October 29, 2022	10,971	$73,499	4,294	$697	$314,803	$8,804	752	$(14,588)	$383,215

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	13 Weeks Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,585	$11,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,967	8,950
Non-cash share-based compensation	924	608
Deferred taxes	(207)	103
Provision to value inventories at LIFO	466	538
Gain on sale of property, equipment and fixtures	(39)	(17)
Changes in assets and liabilities:
Merchandise inventories	(3,443)	(4,893)
Patronage dividend receivable	(4,849)	(4,745)
Accounts payable to Wakefern	4,216	3,760
Accounts payable and accrued expenses	3,954	3,389
Accrued wages and benefits	(1,420)	(697)
Income taxes receivable / payable	(2,602)	4,492
Other assets and liabilities	827	(550)
Net cash provided by operating activities	18,379	22,019
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,773)	(9,813)
Proceeds from the sale of assets	39	17
Investment in notes receivable from Wakefern	(2,139)	(59,767)
Maturity of notes receivable from Wakefern	—	28,850
Investment in real estate partnership	(1,813)	(1,276)
Net cash used in investing activities	(17,686)	(41,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	10,000
Principal payments of long-term debt	(2,698)	(2,352)
Debt issuance costs	—	(11)
Dividends	(3,350)	(3,252)
Treasury stock purchases	(782)	—
Net cash (used in) provided by financing activities	(6,830)	4,385

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,137)	(15,585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,910	134,832
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,773	$119,247

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,064	$1,087
Income taxes	$8,135	$380

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$38	$—
Capital expenditures included in accounts payable and accrued expenses	$5,086	$5,427
Lease obligations obtained in exchange for right-of-use assets	$908	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 28, 2023 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 28, 2023 and October 29, 2022 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2023 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 28, 2023 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 28, 2023		October 29, 2022
	Amount	%	Amount	%
Center Store (1)	$320,924	59.8%	$311,824	60.0%
Fresh (2)	193,520	36.1	189,008	36.4
Pharmacy	20,211	3.8	17,169	3.3
Other (3)	1,699	0.3	1,688	0.3

Total Sales	$536,354	100.0%	$519,689	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At October 28, 2023 and July 29, 2023, approximately 63% and 64%, respectively, of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $21,704 and $21,238 higher than reported at October 28, 2023 and July 29, 2023, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended
	October 28, 2023	October 29, 2022
Net income	$11,585	$11,081
Distributed and allocated undistributed Net income to unvested restricted shareholders	440	304
Net income available to Class A and Class B shareholders	$11,145	$10,777

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended
	October 28, 2023
	Class A	Class B
Numerator:
Net income allocated, basic	$8,782	$2,363
Conversion of Class B to Class A shares	2,363	—
Net income allocated, diluted	$11,145	$2,363

Denominator:
Weighted average shares outstanding, basic	10,146	4,204
Conversion of Class B to Class A shares	4,204	—
Weighted average shares outstanding, diluted	14,350	4,204

	13 Weeks Ended
	October 29, 2022
	Class A	Class B
Numerator:
Net income allocated, basic	$8,402	$2,376
Conversion of Class B to Class A shares	2,376	—
Net income allocated, diluted	$10,778	$2,376

Denominator:
Weighted average shares outstanding, basic	9,863	4,294
Conversion of Class B to Class A shares	4,294	—
Weighted average shares outstanding, diluted	14,157	4,294

    Outstanding stock options to purchase Class A shares of 86 and 93 were excluded from the calculation of diluted net income per share at October 28, 2023 and October 29, 2022, respectively, as a result of their anti-dilutive effect. In addition, 507 and 363 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 28, 2023 and October 29, 2022, respectively, due to their anti-dilutive effect.

4. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023.

    On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. At October 28, 2023, the Company held variable rate notes receivable due from Wakefern of $32,211 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $31,559 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $32,578 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at October 28, 2023 and July 29, 2023 are $116,520 and $122,028, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,304 as of October 28, 2023.Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of October 28, 2023, Village has invested $12,688 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 28, 2023.

5. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	October 28, 2023	July 29, 2023
Secured term loans	$52,846	$53,912
Unsecured term loan	21,443	22,702
New Market Tax Credit Financing	5,120	5,182

Total debt, excluding obligations under leases	79,409	81,796
Less current portion	9,370	9,370

Total long-term debt, excluding obligations under leases	$70,039	$72,426

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 28, 2023), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 28, 2023. As of October 28, 2023, $67,664 remained available under the unsecured revolving line of credit.

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

As of October 28, 2023, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $781 and $243 during the 13 weeks ended October 28, 2023 and October 29, 2022, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $74,570 as of October 28, 2023. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $10,269 as of October 28, 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

    Village Super Market, Inc. (the “Company” or “Village”) was founded in 1937.  Village operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and three Gourmet Garage specialty markets in New York City. Village is the second largest member of Wakefern Food Corporation (“Wakefern”), the nation’s largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. As further described in the Company’s Form 10-K, this ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.
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
The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores. On August 14, 2022, we converted the Pelham, NY store from the Fairway banner to the ShopRite banner and a major remodel of the store was completed in late October 2022.
On November 1, 2023, Village closed an 8,400 sq. ft. Gourmet Garage store located in New York City. The impact associated with the closure and ongoing results of operating were not material to Village’s consolidated financial statements.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 28, 2023	October 29, 2022
Sales	100.00%	100.00%
Cost of sales	71.48	71.27
Gross profit	28.52	28.73
Operating and administrative expense	24.29	24.16
Depreciation and amortization	1.59	1.65
Operating income	2.64	2.92
Interest expense	(0.20)	(0.21)
Interest income	0.71	0.38
Income before income taxes	3.15	3.09
Income taxes	0.99	0.96
Net income	2.16%	2.13%

    Sales.  Sales were $536,354 in the 13 weeks ended October 28, 2023, an increase of 3.2% compared to the 13 weeks ended October 29, 2022.  Sales increased due to an increase in same store sales of 2.0% and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022. Same store sales increased due primarily to retail price inflation. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales decreased .21% in the 13 weeks ended October 28, 2023 compared to the 13 weeks ended October 29, 2022 due primarily to higher promotional spending (.22%), increased warehouse assessment charges from Wakefern (.20%) and an unfavorable change in product mix (.14%) partially offset by increased departmental gross margin percentages (.36%). Department gross margins increased due primarily to improvements in commissary operations.

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .13% in the 13 weeks ended October 28, 2023 compared to the 13 weeks ended October 29, 2022 due primarily to increased facility repair and maintenance costs (.10%), security costs (.07%) and external fees associated with digital sales (.05%) partially offset by lower labor costs and fringe benefits (.10%).

Depreciation and Amortization.  Depreciation and amortization expense in the 13 weeks ended October 28, 2023 was flat compared to the 13 weeks ended October 29, 2022.

Interest Expense.  Interest expense in the 13 weeks ended October 28, 2023 was flat compared to the 13 weeks ended October 29, 2022.

Interest Income.  Interest income increased in the 13 weeks ended October 28, 2023 compared to the 13 weeks ended October 29, 2022 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits at Wakefern.
Income Taxes.  The effective income tax rate was 31.5% in the 13 weeks ended October 28, 2023 compared to 31.0% in the 13 weeks ended October 29, 2022.
Net Income.  Net Income was $11,585 in the 13 weeks ended October 28, 2023 compared to $11,081 in the 13 weeks ended October 29, 2022. Net income increased 5% compared to the prior year due primarily to the increase in sales of 3.2% and higher interest income.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023. As of October 28, 2023, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $18,379 in the 13 weeks ended October 28, 2023 compared to $22,019 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2024 was primarily due to changes in working capital. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $3,317 in fiscal 2024 compared to an increase of $756 in fiscal 2023. The change in impact of working capital is due primarily to the timing of tax payments.

During the 13 weeks ended October 28, 2023, Village used cash to fund capital expenditures of $13,773, dividends of $3,350, principal payments of long-term debt of $2,698, share repurchases of $782, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $1,813 and additional net investments of $2,139 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the construction of the Old Bridge replacement store scheduled to open in fiscal 2024, the minor remodel of the Millburn, NJ ShopRite and various technology, equipment and facility upgrades.

    We have budgeted $85,000 for capital expenditures in fiscal 2024.   Planned expenditures include costs for construction of the Old Bridge replacement store scheduled to open in fiscal 2024 and two other replacement stores scheduled to open in fiscal 2025, potential real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2024 are expected to be cash and cash equivalents on hand at October 28, 2023 and operating cash flow generated in fiscal 2024.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,304 as of October 28, 2023. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of October 28, 2023, Village has invested $12,688 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the consolidated balance sheet.

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

At October 28, 2023, the Company held variable rate notes receivable due from Wakefern of $32,211 that earn interest at the prime rate plus .75% and mature on February 15, 2024, $31,559 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $32,578 that earn interest at the prime rate plus .50% and mature on September 28, 2027. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $66,275 at October 28, 2023 compared to $67,714 at July 29, 2023. Working capital ratios at the same dates were 1.36 and 1.38 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

Based on current trends, the Company believes cash and cash equivalents on hand at October 28, 2023, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of October 28, 2023 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023.

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

RELATED PARTY TRANSACTIONS

    See note 4 to the unaudited consolidated financial statements for information on related party transactions.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

    The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2024 are set forth in the table below:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 30, 2023 to August 26, 2023	—	$—	—	$3,202,713
August 27, 2023 to September 23, 2023	—	$—	—	$3,202,713
September 24, 2023 to October 28, 2023	32,174	$24.32	32,174	$2,420,089
Total	32,174	$24.32	32,174	$2,420,089

(1)      The reported periods conform to our fiscal calendar.
(2)  Includes amount remaining under the $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on September 13, 2019 . Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Village Super Market, Inc.
Registrant

Dated: December 6, 2023	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 6, 2023	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)