Form 10-Q
period 2024-01-27
VILLAGE SUPER MARKET INC
filed 2024-03-06
CIK 103595

2023.10.28UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 27, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 6, 2024

Class A Common Stock, No Par Value	10,579,595 Shares
Class B Common Stock, No Par Value	4,203,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	January 27, 2024	July 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$133,346	$140,910
Merchandise inventories	45,705	44,515
Patronage dividend receivable	5,857	12,466
Notes receivable from Wakefern	32,962	31,483
Income taxes receivable	647	—
Other current assets	17,905	17,313
Total current assets	236,422	246,687

Property, equipment and fixtures, net	292,828	277,310
Operating lease assets	262,624	274,100
Notes receivable from Wakefern	65,592	62,726
Investment in Wakefern	33,145	33,107
Investments in Real Estate Partnerships	16,980	13,155
Goodwill	24,190	24,190
Other assets	38,639	36,431

Total assets	$970,420	$967,706
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,455	$20,389
Finance lease obligations	734	667
Notes payable to Wakefern	754	737
Current portion of debt	9,370	9,370
Accounts payable to Wakefern	84,076	77,033
Accounts payable and accrued expenses	32,458	31,441
Accrued wages and benefits	27,256	29,853
Income taxes payable	258	9,483
Total current liabilities	176,361	178,973
Long-term debt
Operating lease obligations	255,980	266,683
Finance lease obligations	20,123	20,623
Notes payable to Wakefern	1,438	1,686
Long-term debt	67,652	72,426
Total long-term debt	345,193	361,418
Pension liabilities	5,116	4,893
Other liabilities	14,605	12,256
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,556 shares at January 27, 2024 and 11,563 shares at July 29, 2023	78,000	76,179
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,204 shares at January 27, 2024 and July 29, 2023	683	683
Retained earnings	362,862	343,497
Accumulated other comprehensive income	7,285	8,134
Less treasury stock, Class A, at cost: 968 shares at January 27, 2024 and 912 shares at July 29, 2023	(19,685)	(18,327)
Total shareholders’ equity	429,145	410,166

Total liabilities and shareholders’ equity	$970,420	$967,706
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Sales	$575,579	$563,866	$1,111,933	$1,083,555

Cost of sales	412,137	408,987	795,542	779,391

Gross profit	163,442	154,879	316,391	304,164

Operating and administrative expense	136,477	130,103	266,769	255,665

Depreciation and amortization	8,523	8,659	17,029	17,205

Operating income	18,442	16,117	32,593	31,294

Interest expense	(1,046)	(966)	(2,110)	(2,052)

Interest income	3,743	2,679	7,568	4,647

Income before income taxes	21,139	17,830	38,051	33,889

Income taxes	6,659	5,508	11,985	10,484

Net income	$14,480	$12,322	$26,066	$23,405

Net income per share:
Class A common stock:
Basic	$1.09	$0.95	$1.95	$1.80
Diluted	$0.97	$0.85	$1.75	$1.61

Class B common stock:
Basic	$0.71	$0.62	$1.27	$1.17
Diluted	$0.71	$0.62	$1.27	$1.17

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net income	$14,480	$12,322	$26,066	$23,405

Other comprehensive income:
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(1,477)	(1,203)	(700)	1,562
Amortization of pension actuarial gain, net of tax (2)	(74)	(96)	(149)	(192)

Comprehensive income	$12,929	$11,023	$25,217	$24,775

(1)Amount is net of tax of $680 and $540 for the 13 weeks ended January 27, 2024 and January 28, 2023, respectively, and $323 and $702 for the 26 weeks ended January 27, 2024 and January 28, 2023, respectively.
(2)Amount is net of tax of $34 and $43 for the 13 weeks ended January 27, 2024 and January 28, 2023, respectively, and $69 and $86 for the 26 weeks ended January 27, 2024 and January 28, 2023, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended January 27, 2024 and January 28, 2023
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, October 28, 2023	11,568	$77,103	4,204	$683	$351,732	$8,836	944	$(19,109)	$419,245
Net income	—	—	—	—	14,480	—	—	—	14,480
Other comprehensive loss, net of tax of $714	—	—	—	—	—	(1,551)	—	—	(1,551)
Dividends	—	—	—	—	(3,350)	—	—	—	(3,350)
Treasury stock purchases	—	—	—	—	—	—	24	(576)	(576)
Restricted shares forfeited	(12)	(52)	—	—	—	—	—	—	(52)
Share-based compensation expense	—	949	—	—	—	—	—	—	949
Balance, January 27, 2024	11,556	$78,000	4,204	$683	$362,862	$7,285	968	$(19,685)	$429,145

Balance, October 29, 2022	10,971	$73,499	4,294	$697	$314,803	$8,804	752	$(14,588)	$383,215
Net income	—	—	—	—	12,322	—	—	—	12,322
Other comprehensive loss, net of tax of $583	—	—	—	—	—	(1,299)	—	—	(1,299)
Dividends	—	—	—	—	(3,253)	—	—	—	(3,253)
Restricted shares forfeited	(1)	(41)	—	—	—	—	—	—	(41)
Share-based compensation expense	—	641	—	—	—	—	—	—	641
Balance, January 28, 2023	10,970	$74,099	4,294	$697	$323,872	$7,505	752	$(14,588)	$391,585

	26 Weeks Ended January 27, 2024 and January 28, 2023
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	26,066	—	—	—	26,066
Other comprehensive loss, net of tax of $392	—	—	—	—	—	(849)	—	—	(849)
Dividends	—	—	—	—	(6,701)	—	—	—	(6,701)
Treasury stock purchases	—	—	—	—	—	—	56	(1,358)	(1,358)
Restricted shares forfeited	(21)	(80)	—	—	—	—	—	—	(80)
Share-based compensation expense	14	1,901	—	—	—	—	—	—	1,901
Balance, January 27, 2024	11,556	$78,000	4,204	$683	$362,862	$7,285	968	$(19,685)	$429,145

Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109
Net income	—	—	—	—	23,405	—	—	—	23,405
Other comprehensive income, net of tax of $616	—	—	—	—	—	1,370	—	—	1,370
Dividends	—	—	—	—	(6,507)	—	—	—	(6,507)
Restricted shares forfeited	(1)	(41)	—	—	—	—	—	—	(41)
Share-based compensation expense	—	1,249	—	—	—	—	—	—	1,249
Balance, January 28, 2023	10,970	$74,099	4,294	$697	$323,872	$7,505	752	$(14,588)	$391,585

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	26 Weeks Ended
	January 27, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,066	$23,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,962	18,026
Non-cash share-based compensation	1,821	1,208
Deferred taxes	(468)	218
Provision to value inventories at LIFO	916	1,288
Gain on sale of property, equipment and fixtures	(174)	(63)
Changes in assets and liabilities:
Merchandise inventories	(2,106)	(5,487)
Patronage dividend receivable	6,609	7,189
Accounts payable to Wakefern	7,118	3,012
Accounts payable and accrued expenses	2,258	1,488
Accrued wages and benefits	(2,597)	(707)
Income taxes receivable / payable	(9,872)	(324)
Other assets and liabilities	1,141	(896)
Net cash provided by operating activities	48,674	48,357
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,783)	(28,550)
Proceeds from the sale of assets	161	63
Investment in notes receivable from Wakefern	(4,345)	(61,423)
Maturity of notes receivable from Wakefern	—	28,850
Investment in real estate partnership	(3,825)	(3,319)
Net cash used in investing activities	(42,792)	(64,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	17,125
Principal payments of long-term debt	(5,387)	(4,903)
Debt issuance costs	—	(33)
Dividends	(6,701)	(6,507)
Treasury stock purchases	(1,358)	—
Net cash (used in) provided by financing activities	(13,446)	5,682

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,564)	(10,340)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,910	134,832
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,346	$124,492

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,110	$2,052
Income taxes	$22,325	$10,590

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$38	$—
Capital expenditures included in accounts payable and accrued expenses	$4,275	$2,806
Lease obligations obtained in exchange for right-of-use assets	$908	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 27, 2024 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 27, 2024 and January 28, 2023 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2023 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended January 27, 2024 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 27, 2024		January 28, 2023		January 27, 2024		January 28, 2023
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$350,573	60.9%	$343,818	61.0%	$671,497	60.5%	$655,642	60.6%
Fresh (2)	202,610	35.2	200,503	35.6	396,130	35.6	389,511	35.9
Pharmacy	20,337	3.5	17,621	3.1	40,548	3.6	34,790	3.2
Other (3)	2,059	0.4	1,924	0.3	3,758	0.3	3,612	0.3

Total Sales	$575,579	100.0%	$563,866	100.0%	$1,111,933	100.0%	$1,083,555	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At January 27, 2024 and July 29, 2023, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $22,154 and $21,238 higher than reported at January 27, 2024 and July 29, 2023, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		26 Weeks Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net income	$14,480	$12,322	$26,066	$23,405
Distributed and allocated undistributed Net income to unvested restricted shareholders	542	339	983	644
Net income available to Class A and Class B shareholders	$13,938	$11,983	$25,083	$22,761

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 27, 2024		January 27, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$10,972	$2,966	$19,752	$5,331
Conversion of Class B to Class A shares	2,966	—	5,331	—
Net income allocated, diluted	$13,938	$2,966	$25,083	$5,331

Denominator:
Weighted average shares outstanding, basic	10,099	4,204	10,123	4,204
Conversion of Class B to Class A shares	4,204	—	4,204	—
Weighted average shares outstanding, diluted	14,303	4,204	14,327	4,204

	13 Weeks Ended		26 Weeks Ended
	January 28, 2023		January 28, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$9,342	$2,642	$17,743	$5,017
Conversion of Class B to Class A shares	2,642	—	5,017	—
Net income allocated, diluted	$11,984	$2,642	$22,760	$5,017

Denominator:
Weighted average shares outstanding, basic	9,863	4,294	9,863	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,157	4,294	14,157	4,294

    Outstanding stock options to purchase Class A shares of 85 and 90 were excluded from the calculation of diluted net income per share at January 27, 2024 and January 28, 2023, respectively, as a result of their anti-dilutive effect. In addition, 496 and 358 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 27, 2024 and January 28, 2023, respectively, due to their anti-dilutive effect.

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

At January 27, 2024, the Company held variable rate notes receivable due from Wakefern of $32,962 that earned interest at the prime rate plus .75% and matured on February 15, 2024, $32,275 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $33,317 that earn interest at the prime rate plus .50% and mature on September 28, 2027. The Company invested $33,338 of the proceeds received from the notes that matured on February 15, 2024 in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at January 27, 2024 and July 29, 2023 are $114,033 and $122,028, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,395 as of January 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of January 27, 2024, Village has invested $14,700 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 27, 2024.

5. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	January 27, 2024	July 29, 2023
Secured term loans	$51,779	$53,912
Unsecured term loan	20,183	22,702
New Market Tax Credit Financing	5,060	5,182

Total debt, excluding obligations under leases	77,022	81,796
Less current portion	9,370	9,370

Total long-term debt, excluding obligations under leases	$67,652	$72,426

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 27, 2024), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 27, 2024. As of January 27, 2024, $67,664 remained available under the unsecured revolving line of credit.

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

As of January 27, 2024, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $775 and $506 during the 13 weeks ended January 27, 2024 and January 28, 2023, respectively, and $1,555 and $748 during the 26 weeks ended January 27, 2024 and January 28, 2023, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $72,227 as of January 27, 2024. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $8,112 as of January 27, 2024.

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

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.60	72.53	71.55	71.93
Gross profit	28.40	27.47	28.45	28.07
Operating and administrative expense	23.71	23.07	23.99	23.60
Depreciation and amortization	1.48	1.54	1.53	1.58
Operating income	3.21	2.86	2.93	2.89
Interest expense	(0.18)	(0.17)	(0.19)	(0.19)
Interest income	0.65	0.48	0.68	0.43
Income before income taxes	3.68	3.17	3.42	3.13
Income taxes	1.16	0.98	1.08	0.97
Net income	2.52%	2.19%	2.34%	2.16%

    Sales.  Sales were $575,579 in the 13 weeks ended January 27, 2024, an increase of 2.1% compared to the 13 weeks ended January 28, 2023.  Sales increased due to an increase in same store sales of 2.2% partially offset by the impact of the closure of a Gourmet Garage location on November 1, 2023. Same store sales increased due primarily to retail price inflation, digital sales growth, higher pharmacy sales and continued growth in recently remodeled stores. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

Sales were $1,111,933 in the 26 weeks ended January 27, 2024, an increase of 2.6% compared to the 26 weeks ended January 28, 2023. Sales increased due to an increase in same store sales of 2.1% and increased sales due to the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022 partially offset by the impact of the closure of a Gourmet Garage location on November 1, 2023. Same store sales increased due primarily to retail price inflation, digital sales growth, higher pharmacy sales and continued growth in recently remodeled stores.

    Gross Profit.  Gross profit as a percentage of sales increased .93% in the 13 weeks ended January 27, 2024 compared to the 13 weeks ended January 28, 2023 due primarily to increased departmental gross margin percentages (.49%), higher patronage dividends and rebates received from Wakefern (.49%), decreased warehouse assessment charges from Wakefern (.14%) and decreased LIFO charges (.05%) partially offset by higher promotional spending (.13%) and an unfavorable change in product mix (.11%). Department gross margins increased due primarily to improvements in both shrink and commissary operations. Gross profit in both the 13 weeks ended January 27, 2024 and the 13 weeks ended January 28, 2023 was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2024 (.58%) and 2023 (.17%).

Gross profit as a percentage of sales increased .38% in the 26 weeks ended January 27, 2024 compared to the 26 weeks ended January 28, 2023 due primarily to increased departmental gross margin percentages (.42%), increased patronage dividends and rebates received from Wakefern (.24%) and decreased LIFO charges (.04%) partially offset by higher promotional spending (.18%), an unfavorable change in product mix (.12%) and increased warehouse assessment charges from Wakefern (.02%). Department gross margins increased due primarily to improvements in both shrink and commissary operations. Gross profit in both the 26 weeks ended January 27, 2024 and the 26 weeks ended January 28, 2023 was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2024 (.30%) and 2023 (.09%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .64% in the 13 weeks ended January 27, 2024 compared to the 13 weeks ended January 28, 2023 due primarily to increased labor costs and fringe benefits (.25%), facility repair and maintenance costs (.09%), security costs (.07%), software licensing associated with technology investments (.06%), external consulting fees (.06%) and external fees associated with digital sales

(.05%). Higher labor and fringe benefit costs due primarily to minimum wage and demand driven pay rate increases and higher union health and welfare plan costs.

Operating and administrative expense as a percentage of sales increased .39% in the 26 weeks ended January 27, 2024 compared to the 26 weeks ended January 28, 2023 due primarily to increased facility repair and maintenance costs (.10%), labor and fringe benefits (.08%), security costs (.07%), software licensing associated with technology investments (.05%) and external fees associated with digital sales (.05%).
Depreciation and Amortization.  Depreciation and amortization expense decreased in the 13 and 26 weeks ended January 27, 2024 compared to the 13 and 26 weeks ended January 28, 2023 due primarily to the timing of capital expenditures.

Interest Expense.  Interest expense increased in the 13 and 26 weeks ended January 27, 2024 compared to the 13 and 26 weeks ended January 28, 2023 due primarily to higher average outstanding debt balances.

Interest Income.  Interest income increased in the 13 and 26 weeks ended January 27, 2024 compared to the 13 and 26 weeks ended January 28, 2023 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits at Wakefern.

Income Taxes.  The effective income tax rate was 31.5% in the 13 and 26 weeks ended January 27, 2024 compared to 30.9% in the 13 and 26 weeks ended January 28, 2023.
Net Income.  Net Income was $14,480 in the 13 weeks ended January 27, 2024 compared to $12,322 in the 13 weeks ended January 28, 2023. Net income increased 18% compared to the prior year due primarily to the increase in sales of 2.1%, increased gross profit margin and higher interest income.
Net income was $26,066 in the 26 weeks ended January 27, 2024 compared to $23,405 in the 26 weeks ended January 28, 2023. Net income increased 11% compared to the 26 weeks ended January 28, 2023 due primarily to the increase in sales of 2.6%, increased gross profit margin and higher interest income.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023. As of January 27, 2024, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $48,674 in the 26 weeks ended January 27, 2024 compared to $48,357 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2024 was primarily due to an increase in net income partially offset by changes in working capital. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $2,551 in fiscal 2024 compared to an increase of $4,275 in fiscal 2023. The change in impact of working capital is due primarily to the timing of tax payments.

During the 26 weeks ended January 27, 2024, Village used cash to fund capital expenditures of $34,783, dividends of $6,701, principal payments of long-term debt of $5,387, share repurchases of $1,358, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $3,825 and additional net investments of $4,345 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the construction of the Old Bridge replacement store scheduled to open in fiscal 2024, the minor remodel of the Millburn, NJ ShopRite, two other replacement stores scheduled to open in fiscal 2025, the purchase of real estate and various technology, equipment and facility upgrades.

We have revised our budgeted capital expenditures downward from prior estimates to approximately $70,000 in fiscal 2024 due to the timing of construction spends for replacement stores shifting from fiscal 2024 into fiscal 2025. Planned expenditures include costs for construction of the Old Bridge replacement store scheduled to open in fiscal 2024 and two other replacement stores scheduled to open in fiscal 2025, potential real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2024 are expected to be cash and cash equivalents on hand at January 27, 2024 and operating cash flow generated in fiscal 2024.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,395 as of January 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of January 27, 2024, Village has invested $14,700 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the consolidated balance sheet.

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

At January 27, 2024, the Company held variable rate notes receivable due from Wakefern of $32,962 that earned interest at the prime rate plus .75% and matured on February 15, 2024, $32,275 that earn interest at the prime rate plus .50% and mature on August 15, 2027 and $33,317 that earn interest at the prime rate plus .50% and mature on September 28, 2027. The Company invested $33,338 of the proceeds received from the notes that matured on February 15, 2024 in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $60,061 at January 27, 2024 compared to $67,714 at July 29, 2023. Working capital ratios at the same dates were 1.34 and 1.38 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

Based on current trends, the Company believes cash and cash equivalents on hand at January 27, 2024, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of January 27, 2024 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023.

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

•We have revised our budgeted capital expenditures downward from prior estimates to approximately $70,000 in fiscal 2024 due to the timing of construction spends for replacement stores shifting from fiscal 2024 into fiscal 2025. Planned expenditures include costs for construction of the Old Bridge replacement store scheduled to open in fiscal 2024 and two other replacement stores scheduled to open in fiscal 2025, potential real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

    The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2024 are set forth in the table below:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 29, 2023 to November 25, 2023	19,864	$23.80	19,864	$1,947,323
November 26, 2023 to December 23, 2023	—	$—	—	$1,947,323
December 24, 2023 to January 27, 2024	3,973	$25.97	3,973	$1,844,154
Total	23,837	$24.16	23,837	$1,844,154

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

ITEM 6. EXHIBITS
Exhibit 10.1	60-Month Adjustable Rate Promissory Note
Exhibit 10.2	60-Month Adjustable Rate Promissory Note
Exhibit 10.3	60-Month Adjustable Rate Promissory Note
Exhibit 10.4	60-Month Adjustable Rate Promissory Note
Exhibit 10.5	60-Month Adjustable Rate Promissory Note
Exhibit 10.6	60-Month Adjustable Rate Promissory Note
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification (furnished, not filed)
Exhibit 32.2	Certification (furnished, not filed)
Exhibit 99.1	Press Release
101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: March 6, 2024	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: March 6, 2024	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)