Form 10-Q
period 2024-04-27
VILLAGE SUPER MARKET INC
filed 2024-06-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 27, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 5, 2024

Class A Common Stock, No Par Value	10,584,874 Shares
Class B Common Stock, No Par Value	4,203,748 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	April 27, 2024	July 29, 2023
ASSETS
Current assets
Cash and cash equivalents	$113,945	$140,910
Merchandise inventories	47,160	44,515
Patronage dividend receivable	10,023	12,466
Notes receivable from Wakefern	—	31,483
Income taxes receivable	448	—
Other current assets	17,525	17,313
Total current assets	189,101	246,687

Property, equipment and fixtures, net	306,303	277,310
Operating lease assets	258,679	274,100
Notes receivable from Wakefern	100,720	62,726
Investment in Wakefern	33,093	33,107
Investments in Real Estate Partnerships	17,927	13,155
Goodwill	24,190	24,190
Other assets	40,190	36,431

Total assets	$970,203	$967,706
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,272	$20,389
Finance lease obligations	806	667
Notes payable to Wakefern	751	737
Current portion of debt	9,370	9,370
Accounts payable to Wakefern	80,197	77,033
Accounts payable and accrued expenses	30,690	31,441
Accrued wages and benefits	29,601	29,853
Income taxes payable	100	9,483
Total current liabilities	172,787	178,973
Long-term debt
Operating lease obligations	254,889	266,683
Finance lease obligations	19,827	20,623
Notes payable to Wakefern	1,039	1,686
Long-term debt	65,263	72,426
Total long-term debt	341,018	361,418
Pension liabilities	5,228	4,893
Other liabilities	14,963	12,256
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,562 shares at April 27, 2024 and 11,563 shares at July 29, 2023	78,955	76,179
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,204 shares at April 27, 2024 and July 29, 2023	683	683
Retained earnings	368,525	343,497
Accumulated other comprehensive income	7,948	8,134
Less treasury stock, Class A, at cost: 977 shares at April 27, 2024 and 912 shares at July 29, 2023	(19,904)	(18,327)
Total shareholders’ equity	436,207	410,166

Total liabilities and shareholders’ equity	$970,203	$967,706
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Sales	$546,396	$529,294	$1,658,329	$1,612,848

Cost of sales	390,464	378,071	1,186,007	1,157,461

Gross profit	155,932	151,223	472,322	455,387

Operating and administrative expense	137,650	128,787	404,419	384,452

Depreciation and amortization	8,078	8,392	25,108	25,597

Operating income	10,204	14,044	42,795	45,338

Interest expense	(1,015)	(1,085)	(3,125)	(3,137)

Interest income	3,634	3,151	11,202	7,798

Income before income taxes	12,823	16,110	50,872	49,999

Income taxes	3,857	5,093	15,842	15,577

Net income	$8,966	$11,017	$35,030	$34,422

Net income per share:
Class A common stock:
Basic	$0.67	$0.84	$2.63	$2.64
Diluted	$0.60	$0.75	$2.36	$2.36

Class B common stock:
Basic	$0.44	$0.54	$1.71	$1.71
Diluted	$0.44	$0.54	$1.71	$1.71

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net income	$8,966	$11,017	$35,030	$34,422

Other comprehensive income:
Unrealized gains (losses) on interest rate swaps, net of tax (1)	738	(445)	38	1,117
Amortization of pension actuarial gain, net of tax (2)	(75)	(96)	(224)	(288)

Comprehensive income	$9,629	$10,476	$34,844	$35,251

(1)Amount is net of tax of $339 and $201 for the 13 weeks ended April 27, 2024 and April 29, 2023, respectively, and $16 and $501 for the 39 weeks ended April 27, 2024 and April 29, 2023, respectively.
(2)Amount is net of tax of $34 and $43 for the 13 weeks ended April 27, 2024 and April 29, 2023, respectively, and $103 and $129 for the 39 weeks ended April 27, 2024 and April 29, 2023, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended April 27, 2024 and April 29, 2023
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 27, 2024	11,556	$78,000	4,204	$683	$362,862	$7,285	968	$(19,685)	$429,145
Net income	—	—	—	—	8,966	—	—	—	8,966
Other comprehensive income, net of tax of $305	—	—	—	—	—	663	—	—	663
Dividends	—	—	—	—	(3,303)	—	—	—	(3,303)
Treasury stock purchases	—	—	—	—	—	—	9	(219)	(219)
Share-based compensation expense	6	955	—	—	—	—	—	—	955
Balance, April 27, 2024	11,562	$78,955	4,204	$683	$368,525	$7,948	977	$(19,904)	$436,207

Balance, January 28, 2023	10,970	$74,099	4,294	$697	$323,872	$7,505	752	$(14,588)	$391,585
Net income	—	—	—	—	11,017	—	—	—	11,017
Other comprehensive loss, net of tax of $244	—	—	—	—	—	(541)	—	—	(541)
Dividends	—	—	—	—	(3,338)	—	—	—	(3,338)
Treasury stock purchases	—	—	—	—	—	—	162	(3,739)	(3,739)
Restricted shares forfeited	—	(73)	—	—	—	—	—	—	(73)
Share-based compensation expense	508	839	—	—	—	—	—	—	839
Balance, April 29, 2023	11,478	$74,865	4,294	$697	$331,551	$6,964	914	$(18,327)	$395,750

	39 Weeks Ended April 27, 2024 and April 29, 2023
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	35,030	—	—	—	35,030
Other comprehensive loss, net of tax of $87	—	—	—	—	—	(186)	—	—	(186)
Dividends	—	—	—	—	(10,002)	—	—	—	(10,002)
Treasury stock purchases	—	—	—	—	—	—	65	(1,577)	(1,577)
Restricted shares forfeited	(21)	(80)	—	—	—	—	—	—	(80)
Share-based compensation expense	20	2,856	—	—	—	—	—	—	2,856
Balance, April 27, 2024	11,562	$78,955	4,204	$683	$368,525	$7,948	977	$(19,904)	$436,207

Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	752	$(14,588)	$372,109
Net income	—	—	—	—	34,422	—	—	—	34,422
Other comprehensive income, net of tax of $372	—	—	—	—	—	829	—	—	829
Dividends	—	—	—	—	(9,845)	—	—	—	(9,845)
Treasury stock purchases	—	—	—	—	—	—	162	(3,739)	(3,739)
Restricted shares forfeited	(1)	(114)	—	—	—	—	—	—	(114)
Share-based compensation expense	508	2,088	—	—	—	—	—	—	2,088
Balance, April 29, 2023	11,478	$74,865	4,294	$697	$331,551	$6,964	914	$(18,327)	$395,750

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	39 Weeks Ended
	April 27, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,030	$34,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,566	26,857
Non-cash share-based compensation	2,776	1,974
Deferred taxes	(588)	(395)
Provision to value inventories at LIFO	1,399	2,038
Gain on sale of property, equipment and fixtures	(209)	(177)
Changes in assets and liabilities:
Merchandise inventories	(4,044)	(3,707)
Patronage dividend receivable	2,443	3,627
Accounts payable to Wakefern	630	(1,033)
Accounts payable and accrued expenses	340	1,793
Accrued wages and benefits	(252)	1,075
Income taxes receivable / payable	(9,831)	963
Other assets and liabilities	3,780	807
Net cash provided by operating activities	58,040	68,244
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(54,103)	(35,689)
Proceeds from the sale of assets	196	177
Investment in notes receivable from Wakefern	(39,849)	(63,265)
Maturity of notes receivable from Wakefern	33,338	28,850
Investment in real estate partnership	(4,704)	(4,268)
Net cash used in investing activities	(65,122)	(74,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	17,125
Principal payments of long-term debt	(8,304)	(7,764)
Debt issuance costs	—	(33)
Dividends	(10,002)	(9,845)
Treasury stock purchases	(1,577)	(3,739)
Net cash used in financing activities	(19,883)	(4,256)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,965)	(10,207)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,910	134,832
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,945	$124,625

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,125	$3,137
Income taxes	$26,260	$15,005

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$31	$—
Capital expenditures included in accounts payable and accrued expenses	$7,034	$5,709
Lease obligations obtained in exchange for right-of-use assets	$5,550	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 27, 2024 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 27, 2024 and April 29, 2023 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 29, 2023 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the periods ended April 27, 2024 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 27, 2024		April 29, 2023		April 27, 2024		April 29, 2023
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$325,450	59.6%	$317,532	60.0%	$996,947	60.1%	$973,173	60.4%
Fresh (2)	199,157	36.4	192,436	36.4	595,287	35.9	581,947	36.1
Pharmacy	20,247	3.7	17,581	3.3	60,795	3.7	52,371	3.2
Other (3)	1,542	0.3	1,745	0.3	5,300	0.3	5,357	0.3

Total Sales	$546,396	100.0%	$529,294	100.0%	$1,658,329	100.0%	$1,612,848	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At April 27, 2024 and July 29, 2023, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $22,637 and $21,238 higher than reported at April 27, 2024 and July 29, 2023, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		39 Weeks Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net income	$8,966	$11,017	$35,030	$34,422
Distributed and allocated undistributed Net income to unvested restricted shareholders	330	370	1,310	1,013
Net income available to Class A and Class B shareholders	$8,636	$10,647	$33,720	$33,409

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 27, 2024		April 27, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$6,798	$1,838	$26,550	$7,170
Conversion of Class B to Class A shares	1,838	—	7,170	—
Net income allocated, diluted	$8,636	$1,838	$33,720	$7,170

Denominator:
Weighted average shares outstanding, basic	10,092	4,204	10,112	4,204
Conversion of Class B to Class A shares	4,204	—	4,204	—
Weighted average shares outstanding, diluted	14,296	4,204	14,316	4,204

	13 Weeks Ended		39 Weeks Ended
	April 29, 2023		April 29, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$8,311	$2,336	$26,055	$7,354
Conversion of Class B to Class A shares	2,336	—	7,354	—
Net income allocated, diluted	$10,647	$2,336	$33,409	$7,354

Denominator:
Weighted average shares outstanding, basic	9,863	4,294	9,863	4,294
Conversion of Class B to Class A shares	4,294	—	4,294	—
Weighted average shares outstanding, diluted	14,157	4,294	14,157	4,294

    Outstanding stock options to purchase Class A shares of 2 and 90 were excluded from the calculation of diluted net income per share at April 27, 2024 and April 29, 2023, respectively, as a result of their anti-dilutive effect. In addition, 485 and 507 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 27, 2024 and April 29, 2023, respectively, due to their anti-dilutive effect.

4. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023.

    On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At April 27, 2024, the Company held variable rate notes receivable due from Wakefern of $32,999 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $34,065 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $33,656 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at April 27, 2024 and July 29, 2023 are $95,070 and $122,028, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes a Village replacement store with an operating lease obligation of $4,419 as of April 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of April 27, 2024, Village has invested $15,579 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

    There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 27, 2024.

5. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	April 27, 2024	July 29, 2023
Secured term loans	$50,713	$53,912
Unsecured term loan	18,923	22,702
New Market Tax Credit Financing	4,997	5,182

Total debt, excluding obligations under leases	74,633	81,796
Less current portion	9,370	9,370

Total long-term debt, excluding obligations under leases	$65,263	$72,426

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at April 27, 2024), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 27, 2024. As of April 27, 2024, $67,664 remained available under the unsecured revolving line of credit.

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

As of April 27, 2024, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $748 and $677 during the 13 weeks ended April 27, 2024 and April 29, 2023, respectively, and $2,304 and $1,425 during the 39 weeks ended April 27, 2024 and April 29, 2023, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $69,885 as of April 27, 2024. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $9,189 as of April 27, 2024.

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

The Company’s stores, eight of which are owned, average 56,000 total square feet. These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird, Fairway and Gourmet Garage brands. Our Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.
The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores. On March 17, 2024, we opened an 83,000 sq. ft. replacement ShopRite store in Old Bridge, NJ, that replaced our existing 32,000 sq. ft. store. On August 14, 2022, we converted the Pelham, NY store from the Fairway banner to the ShopRite banner and a major remodel of the store was completed in late October 2022.
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
The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	13 Weeks Ended		39 Weeks Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net Income	$8,966	$11,017	$35,030	$34,422

Adjustments to Operating Expenses:
Store pre-opening costs (1)	$907	$—	$907	$—
Litigation settlement gain (2)	—	(1,200)	—	(1,200)
Adjustments to Income Taxes:
Tax impact of adjustments to operating expenses	(281)	372	(281)	372
Adjusted net income	$9,592	$10,189	$35,656	$33,594

Operating and administrative expenses	$137,650	$128,787	$404,419	$384,452
Adjustments to operating and administrative expenses	(907)	1,200	(907)	1,200
Adjusted operating and administrative expenses	$136,743	$129,987	$403,512	$385,652
Adjusted operating and administrative expenses as a % of sales	25.03%	24.56%	24.33%	23.91%

(1) Fiscal 2024 pre-opening costs are associated with opening of the Old Bridge, NJ ShopRite replacement store opened on March 17, 2024.

(2) Fiscal 2023 litigation settlement gains are related to claims associated with the Fairway acquisition and liabilities associated thereto.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.46	71.43	71.52	71.77
Gross profit	28.54	28.57	28.48	28.23
Operating and administrative expense	25.19	24.33	24.39	23.84
Depreciation and amortization	1.48	1.60	1.51	1.58
Operating income	1.87	2.64	2.58	2.81
Interest expense	(0.19)	(0.20)	(0.19)	(0.19)
Interest income	0.67	0.60	0.68	0.48
Income before income taxes	2.35	3.04	3.07	3.10
Income taxes	0.71	0.96	0.96	0.97
Net income	1.64%	2.08%	2.11%	2.13%

    Sales.  Sales were $546,396 in the 13 weeks ended April 27, 2024, an increase of 3.2% compared to the 13 weeks ended April 29, 2023.  Sales increased due to an increase in same store sales of 2.3% and the opening of the Old Bridge, NJ replacement store on March 17, 2024 partially offset by the impact of the closure of a Gourmet Garage location on November 1, 2023. Same store sales increased due primarily to retail price inflation, digital sales growth, higher pharmacy sales and continued growth in recently remodeled stores. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

Sales were $1,658,329 in the 39 weeks ended April 27, 2024, an increase of 2.8% compared to the 39 weeks ended April 29, 2023. Sales increased due to an increase in same store sales of 2.2%, increased sales due to the opening of the Old Bridge, NJ replacement store on March 17, 2024 and the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner on August 15, 2022 partially offset by the impact of the closure of a Gourmet Garage location on November 1, 2023. Same store sales increased due primarily to retail price inflation, digital sales growth, higher pharmacy sales and continued growth in recently remodeled stores.

    Gross Profit.  Gross profit as a percentage of sales decreased .03% in the 13 weeks ended April 27, 2024 compared to the 13 weeks ended April 29, 2023 due primarily to higher promotional spending (.17%) and an unfavorable change in product mix (.17%) partially offset by higher patronage dividends and rebates received from Wakefern (.08%), decreased warehouse assessment charges from Wakefern (.18%) and decreased LIFO charges (.05%).

Gross profit as a percentage of sales increased .25% in the 39 weeks ended April 27, 2024 compared to the 39 weeks ended April 29, 2023 due primarily to increased departmental gross margin percentages (.27%), increased patronage dividends and rebates received from Wakefern (.19%), decreased warehouse assessment charges from Wakefern (.04%) and decreased LIFO charges (.04%) partially offset by higher promotional spending (.17%) and an unfavorable change in product mix (.12%). Department gross margins increased due primarily to improvements in commissary operations.

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .86% in the 13 weeks ended April 27, 2024 compared to the 13 weeks ended April 29, 2023. Adjusted operating and administrative expenses increased .47% to 25.03% in the 13 weeks ended April 27, 2024 compared to 24.56% in the 13 weeks ended April 29, 2023. The increase in Adjusted operating and administrative expenses is due primarily to increased labor costs and fringe benefits (.23%), increased external fees associated with digital sales growth (.10%), expanded store security (.08%), software licensing associated with retail and commissary technology investments (.07%) and higher facility repair and maintenance costs (.06%). Higher labor and fringe benefit costs due primarily to minimum wage and demand driven pay rate increases and higher union health and welfare plan costs.

Operating and administrative expense as a percentage of sales increased .55% in the 39 weeks ended April 27, 2024 compared to the 39 weeks ended April 29, 2023. Adjusted operating and administrative expenses increased .42% to 24.33% in the 39 weeks ended April 27, 2024 compared to 23.91% in the 39 weeks ended April 29, 2023. The increase in Adjusted operating and administrative expenses is due primarily to increased labor costs and fringe benefits (.15%), increased external fees associated with digital sales growth (.06%), expanded store security (.07%), software licensing associated with retail and commissary technology investments (.05%) and higher facility repair and maintenance costs (.08%). Higher labor and fringe benefit costs due primarily to minimum wage and demand driven pay rate increases and higher union health and welfare plan costs.
Depreciation and Amortization.  Depreciation and amortization expense decreased in the 13 and 39 weeks ended April 27, 2024 compared to the 13 and 39 weeks ended April 29, 2023 due primarily to the timing of capital expenditures.

Interest Expense.  Interest expense decreased in the 13 and 39 weeks ended April 27, 2024 compared to the 13 and 39 weeks ended April 29, 2023 due primarily to lower average outstanding debt balances.

Interest Income.  Interest income increased in the 13 and 39 weeks ended April 27, 2024 compared to the 13 and 39 weeks ended April 29, 2023 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits at Wakefern.

Income Taxes.  The effective income tax rate was 30.1% in the 13 weeks ended April 27, 2024 compared to 31.6% in the 13 weeks ended April 29, 2023. The decrease in the effective tax rate is due primarily to realization of work opportunity tax credits greater than estimated.

The effective income tax rate was 31.1% in the 39 weeks ended April 27, 2024 compared to 31.2% in the 39 weeks ended April 29, 2023.
Net Income.  Net income was $8,966 in the 13 weeks ended April 27, 2024 compared to $11,017 in the 13 weeks ended April 29, 2023. Adjusted net income was $9,592 in the 13 weeks ended April 27, 2024, a decrease of 6% compared to $10,189 in the 13 weeks ended April 29, 2023.

Net income was $35,030 in the 39 weeks ended April 27, 2024 compared to $34,422 in the 39 weeks ended April 29, 2023. Adjusted net income was $35,656 in the 39 weeks ended April 27, 2024, an increase of 6% compared to $33,594 in the 39 weeks ended April 29, 2023.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023. As of April 27, 2024, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $58,040 in the 39 weeks ended April 27, 2024 compared to $68,244 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2024 was primarily due to changes in working capital partially offset by an increase in net income. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $6,934 in fiscal 2024 compared to an increase of $3,525 in fiscal 2023. The change in impact of working capital is due primarily to the timing of tax payments.

During the 39 weeks ended April 27, 2024, Village used cash to fund capital expenditures of $54,103, dividends of $10,002, principal payments of long-term debt of $8,304, share repurchases of $1,577, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $4,704 and additional net investments of $6,511 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the construction of the Old Bridge replacement store that opened on March 17, 2024, the minor remodel of the Millburn, NJ ShopRite, two other replacement stores scheduled to open in fiscal 2025, the purchase of real estate and various technology, equipment and facility upgrades.

We have budgeted $70,000 for capital expenditures in fiscal 2024. Planned expenditures include costs for construction of the Old Bridge replacement store that opened on March 17, 2024 and two other replacement stores scheduled to open in fiscal 2025, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2024 are expected to be cash and cash equivalents on hand at April 27, 2024 and operating cash flow generated in fiscal 2024.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,419 as of April 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of April 27, 2024, Village has invested $15,579 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the consolidated balance sheet.

On August 15, 2022, notes receivable due from Wakefern of $28,850 that earned interest at the prime rate plus 1.25% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on August 15, 2027. On September 28, 2022, the Company invested an additional $30,000 in variable rate notes receivable from Wakefern that earn interest at the prime rate plus .50% and mature on September 28, 2027. On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At April 27, 2024, the Company held variable rate notes receivable due from Wakefern of $32,999 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $34,065 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $33,656 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $16,314 at April 27, 2024 compared to $67,714 at July 29, 2023. Working capital ratios at the same dates were 1.09 and 1.38 to one, respectively. The decrease in working capital in fiscal 2024 compared to fiscal 2023 is due primarily to $33,338 in notes receivable from Wakefern that matured on February 15, 2024 and were reinvested in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

Based on current trends, the Company believes cash and cash equivalents on hand at April 27, 2024, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of April 27, 2024 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 29, 2023.

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

•We expect the increase in same store sales to range from 2.0% to 2.5% in fiscal 2024.

•We have budgeted $70,000 for capital expenditures in fiscal 2024. Planned expenditures include costs for construction of the Old Bridge replacement store that opened on March 17, 2024 and two other replacement stores scheduled to open in fiscal 2025, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 2C.   ISSUER PURCHASES OF EQUITY SECURITIES

    The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2024 are set forth in the table below:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 28, 2024 to February 24, 2024	8,538	$25.62	8,538	$1,625,427
February 25, 2024 to March 23, 2024	—	$—	—	$1,625,427
March 24, 2024 to April 27, 2024	—	$—	—	$1,625,427
Total	8,538	$25.62	8,538	$1,625,427

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

Village Super Market, Inc.
Registrant

Dated: June 5, 2024	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: June 5, 2024	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)