Form 10-K
period 2024-07-27
VILLAGE SUPER MARKET INC
filed 2024-10-10
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended July 27, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $221.3 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.4 million based upon the closing price of the Class A shares on the NASDAQ on January 27, 2024, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 9, 2024

Class A common stock, no par value	10,559,211 Shares
Class B common stock, no par value	4,203,748 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2024 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 13, 2024 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
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
During fiscal 2024, sales per store were $58,475 and sales per average square foot of selling space were $1,491.

Below is a summary of the range of store sizes at July 27, 2024:

Total Square Feet	Number of Stores

Greater than 60,000	17
50,001 to 60,000	9
40,001 to 50,000	5
20,000 to 40,000	3
Less than 20,000	3
Total	37
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

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

Product Categories
	2024	2023
Groceries	35.0%	34.9%
Dairy and Frozen	17.0	17.3
Produce	13.3	13.2
Meats	9.3	9.3
Non-Foods	6.9	6.8
Deli and Prepared Food	8.2	8.3
Pharmacy	3.7	3.3
Seafood	2.7	2.9
Bakery	2.8	2.8
Liquor	0.8	0.9
Other	0.3	0.3
	100%	100%

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

The Company operated an automated micro-fulfillment center to facilitate online order fulfillment for the south New Jersey stores that was closed on September 1, 2024.

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
We have budgeted $75,000 for capital expenditures in fiscal 2025.  Planned expenditures include costs for construction of replacement stores in both East Orange, NJ and Watchung, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2025 are expected to be cash and cash equivalents on hand at July 27, 2024 and operating cash flow generated in fiscal 2025.

During fiscal 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes Village's Old Bridge replacement store with an operating lease obligation of $4,374 as of July 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 27, 2024, Village has invested $17,355 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

Fiscal 2024

Fiscal 2024 capital expenditures primarily include costs for construction of the Old Bridge, NJ replacement store that opened on March 17, 2024 and initial construction costs for replacement stores in East Orange, NJ and Watchung, NJ which are scheduled to open in fiscal 2025, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.

Fiscal 2023

Fiscal 2023 capital expenditures primarily include costs associated with the remodel and conversion of the Pelham, NY Fairway to the ShopRite banner, the new Gourmet Garage store in the West Village of New York City, the purchase of the Vineland store shopping center, costs for construction of the Old Bridge replacement store, installation of electronic shelf labels, continued expansion of self-checkout and various technology, equipment and facility upgrades.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.8% of Wakefern’s outstanding stock as of July 27, 2024.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 45 shareholder members operate 365 supermarkets and other retail formats, including 80 stores operated by Wakefern.  Only Wakefern and its members are entitled to use Wakefern branded names and trademarks, including the ShopRite, Fairway, Gourmet Garage, PriceRite, The Fresh Grocer, Dearborn Market and Di Bruno Bros., and to participate in related advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs and the development of advanced retail technology.  The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 18% of sales in fiscal 2024.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro, Breinigsville and Hatfield, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2024 and 2023.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than Wakefern branded stores in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-Wakefern branded stores in any other locations in the United States.

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

Wakefern does not prescribe geographical franchise areas to its members.  The specific locations at which the Company, other members of Wakefern, or Wakefern itself, may open new Wakefern branded store units are subject to the approval of Wakefern's Site Development Committee.  This committee is composed of persons who are not employees or members of Wakefern.  Committee decisions to deny a site application may be appealed to the Wakefern Board of Directors.  Wakefern assists its members in their site selection by providing appropriate demographic data, volume projections and estimates of the impact of the proposed store on existing member supermarkets in the area.

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $33,093 at July 27, 2024.  The total amount of debt outstanding from all capital pledges to Wakefern is $1,662 at July 27, 2024.  The maximum per store investment is currently $975.

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

LABOR

As of July 27, 2024, the Company employed approximately 7,300 persons with approximately 70% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between June 2024 and October 2027.  Approximately 30% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

AVAILABLE INFORMATION

As a member of the Wakefern cooperative, Village relies upon our customer focused websites, shoprite.com, gourmetgarage.com and fairwaymarket.com, for interaction with customers and prospective employees.  These websites are maintained by Wakefern for the benefit of all supermarkets under the Wakefern banners, and therefore do not contain any financial information related to the Company.

The Company will provide paper copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases free of charge upon request to any shareholder.  In addition, electronic copies of these filings can be obtained at sec.gov.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 27, 2024, Village owns the sites of eight of its supermarkets (containing 539,000 square feet of total space).  The remaining 29 stores (containing 1,543,000 square feet of total space), the central commissary and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  The stores are freestanding or are located in shopping centers or city storefronts. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease. The Company owns all trade fixtures and equipment in its stores and several other properties including retail shopping centers, a warehouse in southern New Jersey and parcels of vacant land, which are available as locations for possible future stores or other development.

On January 27, 2023, Village purchased the Vineland store shopping center for $9,500.

As of July 27, 2024, finance lease right-of-use assets of $9,964 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.

The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 27, 2024 was approximately $38,307. For additional information on lease obligations, see Note 7 to the consolidated financial statements.

During fiscal 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes Village's Old Bridge replacement store with an operating lease obligation of $4,374 as of July 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 27, 2024, Village has invested $17,355 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

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

2024	High	Low
4th Quarter	$30.82	$24.87
3rd Quarter	$28.61	$25.01
2nd Quarter	$26.52	$23.69
1st Quarter	$24.42	$21.87
2023	High	Low
4th Quarter	$23.74	$20.42
3rd Quarter	$23.65	$21.69
2nd Quarter	$24.10	$20.58
1st Quarter	$22.97	$19.23

As of October 9, 2024, there were approximately 265 holders of record of Class A common stock.

During fiscal 2024, Village paid cash dividends of $13,341.  Dividends in fiscal 2024 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2023, Village paid cash dividends of $13,193.  Dividends in fiscal 2023 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2021 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 27, 2024		July 29, 2023		July 30, 2022		July 31, 2021		July 25, 2020
Sales	$2,236,566		$2,166,654		$2,061,084		$2,030,330		$1,804,594
Net income	50,462	(1)	49,716	(2)	26,830	(3)	19,994	(4)	24,939	(5)
Net income as a % of sales	2.26%		2.29%		1.30%		0.98%		1.38%
Net income per share:
Class A common stock:
Basic	$3.78		$3.78		$2.06		$1.53		$1.93
Diluted	3.40		3.38		1.84		1.37		1.72
Class B common stock:
Basic	2.46		2.45		1.34		1.00		1.25
Diluted	2.46		2.45		1.34		1.00		1.25
Cash dividends per share:
Class A	1.00		1.00		1.00		1.00		1.00
Class B	0.65		0.65		0.65		0.65		0.65

At year-end
Total assets	$981,664		$967,706		$924,448		$889,004		$915,546
Long-term debt	339,291		361,418		374,035		370,078		396,181
Working capital	25,485		67,714		79,796		44,023		34,522
Shareholders’ equity	447,559		410,166		372,109		341,473		332,320
Book value per share	30.32		27.61		25.64		23.48		22.84

Other data
Same store sales trend (6)	2.3%		3.5%		4.1%		2.3%		5.3%
Total square feet	2,082,000		2,040,000		2,040,000		2,026,000		2,091,000
Average total sq. ft. per store	56,000		54,000		54,000		55,000		55,000
Selling square feet	1,512,000		1,488,000		1,488,000		1,481,000		1,529,000
Sales per average square foot of selling space (7)	$1,491		$1,460		$1,390		$1,349		$1,275
Number of stores	37		38		38		37		38
Sales per average number of stores (7)	$58,475		$57,017		$55,635		$52,713		$53,284
Capital expenditures and acquisitions	$63,113		$46,400		$43,270		$25,233		$54,495

(1) Includes pre-opening costs of $626 (net of tax) associated with opening of the Old Bridge, NJ ShopRite replacement store opened on March 17, 2024 and $1,466 (net of tax) non-cash impairment charges for long-lived assets due to the closure of the automated micro-fulfillment center in south NJ.
(2) Includes litigation settlement gains related to claims associated with the Fairway acquisition and liabilities associated thereto of $828 (net of tax).
(3) Includes pension settlement charges of $8,556 (net of tax) including the result of the termination of the Village Super Market, Inc. Employees’ Retirement Plan, and a $342 (net of tax) gain on the sale of an equity investment.

(4) Includes a $2,802 (net of tax) gain on the sale of the leasehold interest in a non-supermarket related parking lot lease obtained as part of the Fairway acquisition, a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs of $276 (net of tax), non-cash impairment charges for the Fairway trade name and the long lived assets for one Gourmet Garage store of $2,010 (net of tax), pension settlement charges of $409 (net of tax) and estimated net income of $417 due to the fiscal year including a 53rd week.
(5) Includes a $1,911 (net of tax) gain for Superstorm Sandy insurance proceeds received, an $854 (net of tax) gain on the sale of pharmacy prescription lists related to three store pharmacies closed in March 2020, a $2,512 incremental benefit from a federal net operating loss carryback at a rate higher than the current statutory tax rate, a $1,423 (net of tax) gain arising from the breakup of Village’s initial “stalking horse” bid under the January 20, 2020 Fairway Asset Purchase Agreement, transaction costs incurred for the Fairway acquisition of $1,888 (net of tax), amortization of acquisition related inventory step-up of $355 (net of tax), a non-cash pension charge related to the termination of a company-sponsored pension plan and other pension settlement charges of $1,160 (net of tax), pre-opening costs related to the Stroudsburg, Pennsylvania replacement store of $891 (net of tax) and store closure costs and charges to write off the lease asset and related obligations for the old Stroudsburg store of $557 (net of tax).
(6) New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2021 excludes the impact of the 53rd week in fiscal 2021 and fiscal 2022 excludes the impact of the 53rd week in fiscal 2021.
(7) Amounts for the year ended July 27, 2024 exclude the results of the Old Bridge replacement store opened on March 17, 2024 and the closure of a Gourmet Garage location on November 1, 2023. Amounts for the year ended July 30, 2022 exclude the results of the Gourmet Garage store opened in the West Village in Manhattan on April 29, 2022. Amounts for the year ended July 25, 2020 exclude the results of the Fairway stores acquired on May 14, 2020.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2024
Sales	$536,354	$575,579	$546,396	$578,237	$2,236,566
Gross profit	152,948	163,442	155,932	169,653	641,975
Net income	11,585	14,480	8,966	15,431	50,462
Net income per share:
Class A common stock:
Basic	0.87	1.09	0.67	1.16	3.78
Diluted	0.78	0.97	0.60	1.04	3.40
Class B common stock:
Basic	0.56	0.71	0.44	0.75	2.46
Diluted	0.56	0.71	0.44	0.75	2.46

2023
Sales	$519,689	$563,866	$529,294	$553,806	$2,166,654
Gross profit	149,285	154,879	151,223	161,063	616,450
Net income (loss)	11,081	12,322	11,017	15,296	49,716
Net income (loss) per share:
Class A common stock:
Basic	0.85	0.95	0.84	1.15	3.78
Diluted	0.76	0.85	0.75	1.03	3.38
Class B common stock:
Basic	0.55	0.62	0.54	0.74	2.45
Diluted	0.55	0.62	0.54	0.74	2.45

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
The Company operated an automated micro-fulfillment center to facilitate online order fulfillment for the south New Jersey stores that was closed on September 1, 2024.

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

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Both fiscal 2024 and 2023 contain 52 weeks.

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
The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	Years ended
	July 27, 2024	July 29, 2023
Net Income	$50,462	$49,716

Adjustments to Operating Expenses:
Store pre-opening costs (1)	$907	$—
Impairment of assets (2)	2,125	—
Litigation settlement gain (3)	—	(1,200)
Adjustments to Income Taxes:
Tax impact of adjustments to operating expenses	(940)	372
Adjusted net income	$52,554	$48,888

Operating and administrative expenses	$544,348	$516,902
Adjustments to operating and administrative expenses	(907)	1,200
Adjusted operating and administrative expenses	$543,441	$518,102
Adjusted operating and administrative expenses as a % of sales	24.30%	23.91%

(1) Fiscal 2024 pre-opening costs are associated with opening of the Old Bridge, NJ ShopRite replacement store opened on March 17, 2024.

(2) Fiscal 2024 includes non-cash impairment charges for long-lived assets due to the closure of the automated micro-fulfillment center in south NJ.

(3) Fiscal 2023 litigation settlement gains are related to claims associated with the Fairway acquisition and liabilities associated thereto.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	July 27, 2024	July 29, 2023
Sales	100.00%	100.00%
Cost of sales	71.30%	71.55%
Gross profit	28.70%	28.45%
Operating and administrative expense	24.34%	23.86%
Depreciation and amortization	1.48%	1.58%
Impairment of assets	0.10%	—%
Operating income	2.78%	3.01%
Interest expense	(0.18)%	(0.19)%
Interest income	0.66%	0.53%
Income before income taxes	3.26%	3.35%
Income taxes	1.00%	1.06%
Net income	2.26%	2.29%

SALES

Sales were $2,236,566 in fiscal 2024 compared to $2,166,654 in fiscal 2023. Sales increased due primarily to an increase in same store sales of 2.3% and the opening of the Old Bridge, NJ replacement store on March 17, 2024 partially offset by the impact of the closure of a Gourmet Garage location on November 1, 2023. Same store sales increased due primarily to retail price inflation, digital sales growth, higher pharmacy sales and continued growth in recently remodeled stores.
New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT
Gross profit as a percentage of sales increased to 28.70% in fiscal 2024 compared to 28.45% in fiscal 2023 due primarily to increased departmental gross margin percentages (.21%), increased patronage dividends and rebates received from Wakefern (.13%), decreased warehouse assessment charges from Wakefern (.10%) and lower LIFO charges (.09%) partially offset by higher promotional spending (.18%) and an unfavorable change in product mix (.11%). Department gross margins increased due primarily to pricing initiatives and improvements in commissary operations partially offset by higher inventory shrink.

OPERATING AND ADMINISTRATIVE EXPENSE

Operating and administrative expense as a percentage of sales increased to 24.34% in fiscal 2024 compared to 23.86% in fiscal 2023. Adjusted operating and administrative expense as a percentage of sales increased to 24.30% in fiscal 2024 compared to 23.91% in fiscal 2023 due primarily to increased labor costs and fringe benefits (.21%), increased external fees associated with digital sales growth (.08%), expanded store security (.06%) and software licensing associated with retail and commissary technology investments (.05%). Higher labor and fringe benefit costs are due primarily to minimum wage and demand driven pay rate increases and higher union health and welfare plan costs.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense decreased in fiscal 2024 compared to fiscal 2023 due primarily to the timing of capital expenditures.
IMPAIRMENT OF ASSETS
Impairment of assets in fiscal 2024 includes non-cash charges for long-lived assets at the automated micro-fulfillment center which was closed in September 2024.

INTEREST EXPENSE
Interest expense decreased in fiscal 2024 compared to fiscal 2023 due primarily to lower average outstanding debt balances.

INTEREST INCOME

Interest income increased in fiscal 2024 compared to fiscal 2023 due primarily to higher interest rates and larger amounts invested in variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The Company’s effective income tax rate was 30.6% in fiscal 2024 compared to 31.6% in fiscal 2023. The effective tax rate decreased in fiscal 2024 compared to fiscal 2023 due primarily to increased estimated work opportunity tax credits and a favorable deferred tax asset revaluation to reflect changes in state tax rates.

NET INCOME

Net income was $50,462 in fiscal 2024 compared to $49,716 in fiscal 2023.  Adjusted net income was $52,554 in fiscal 2024 compared to $48,888 in fiscal 2023. Adjusted net income increased 7% compared to the prior year due primarily to the 2.3% increase in same store sales, improvements in gross profit and increased interest income.

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

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 27, 2024. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations. The fair value of indefinite-lived intangible assets are estimated based on the discounted cash flow model using the relief from royalty method.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $16,068 and $12,466 at July 27, 2024 and July 29, 2023, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the consolidated financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $80,849 in fiscal 2024 compared to $104,513 in fiscal 2023.  The change in cash flows from operating activities in fiscal 2024 was primarily due to changes in working capital partially offset by an increase in net income. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $11,340 in fiscal 2024 compared to an increase of $15,021 in fiscal 2023. The change in impact of working capital is due primarily to the timing of tax payments.

During fiscal 2024, Village used cash to fund capital expenditures of $63,113, dividends of $13,341, principal payments of long-term debt of $11,003, share repurchases of $2,211, an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $6,480 and additional net investments of $8,653 in notes receivable from Wakefern.  Capital expenditures primarily include costs associated with the construction of the Old Bridge replacement store that opened on March 17, 2024, the minor remodel of the Millburn, NJ ShopRite, two other replacement stores scheduled to open in fiscal 2025, the purchase of real estate and various technology, equipment and facility upgrades.

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

LIQUIDITY and DEBT

Working capital was $25,485 at July 27, 2024 compared to $67,714 at July 29, 2023. Working capital ratios at the same dates were 1.15 and 1.38 to one, respectively. The decrease in working capital in fiscal 2024 compared to fiscal 2023 is due primarily to $33,338 in notes receivable from Wakefern that matured on February 15, 2024 and were reinvested in long-term notes receivable from Wakefern. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.
We have budgeted $75,000 for capital expenditures in fiscal 2025.  Planned expenditures include costs for construction of replacement stores in both East Orange, NJ and Watchung, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2025 are expected to be cash and cash equivalents on hand at July 27, 2024 and operating cash flow generated in fiscal 2025.

During fiscal 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,374 as of July 27, 2024. Village will fund its share of project costs estimated to be $15,000 to $20,000 over the two to three year life of the project. As of July 27, 2024, Village has invested $17,355 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the consolidated balance sheet.

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

At July 27, 2024, the Company held variable rate notes receivable due from Wakefern of $33,740 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $34,829 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $34,293 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 27, 2024, Village had demand deposits invested at Wakefern in the amount of $97,126. These deposits earn overnight money market rates.

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

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap with notional amounts equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center.

•An unsecured $10,000 term loan issued on September 1, 2022 repayable in equal monthly installments based on a seven-year amortization schedule through September 4, 2029 and bearing interest at the applicable SOFR plus 1.35%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 2.95% per annum through September 4, 2029, resulting in a fixed effective interest rate of 4.30% on the term loan. This loan qualified for an interest rate subsidy program with Wakefern on financing related to certain capital expenditure projects. Net of the subsidy, the Company will pay interest at a fixed effective rate of 2.30%.

•A secured $7,125 term loan issued on January 27, 2023 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 27, 2038 and bearing interest at the applicable SOFR plus 1.75%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 3.59% per annum through January 27, 2038, resulting in a fixed effective interest rate of 5.34% on the term loan. The term loan is secured by the Vineland store shopping center.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 27, 2024), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 27, 2024. As of July 27, 2024, $67,664 remained available under the unsecured revolving line of credit.

Based on current trends, the Company believes cash and cash equivalents on hand at July 27, 2024, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

During fiscal 2024, Village paid cash dividends of $13,341.  Dividends in fiscal 2024 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•We expect the increase in same store sales to range from 1.0% to 3.0% in fiscal 2025.

•We have budgeted $75,000 for capital expenditures in fiscal 2025.  Planned expenditures include costs for construction of replacement stores in both East Orange, NJ and Watchung, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.
•The Board’s current intention is to continue to pay quarterly dividends in 2025 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2025 to be in the range of 31.0% - 32.0%.
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
•The Company’s stores are concentrated in New Jersey, New York, Pennsylvania and Maryland. We are vulnerable to economic downturns in these states in addition to those that may affect the country as a whole. Results of operations may be materially adversely impacted by inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, labor shortages, changing demographics, natural disasters, terrorist attacks, the outbreak of pandemics or other illnesses, disruptions to supply chains and disturbances due to social unrest, geopolitical conflict and political instability.
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
•Approximately 91% of our employees are covered by collective bargaining agreements. Any work stoppages could have an adverse impact on our financial results. If we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs.
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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 27, 2024, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $1,662. The maximum per store investment is currently $975. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

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

At July 27, 2024, the Company held variable rate notes receivable due from Wakefern of $33,740 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $34,829 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $34,293 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 27, 2024, Village had demand deposits invested at Wakefern in the amount of $97,126. These deposits earn overnight money market rates.

The Company subleased the Vineland store from Wakefern under a sublease agreement which provided for annual rent of $413 in fiscal 2023. The sublease contained normal periodic rent increases and options to extend the lease. The sublease agreement was terminated upon the acquisition of the Vineland store shopping center in fiscal 2023.

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $735 in both fiscal 2024 and 2023, respectively, and has a related lease obligation of $1,144 at July 27, 2024. This lease expires in fiscal 2026 with options to extend at increasing annual rents.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to three of these partnerships for leased stores of $1,827 and $1,568 in fiscal 2024 and 2023, respectively, and has aggregate lease obligations of $15,733 at July 27, 2024 related to these leases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	July 27, 2024	July 29, 2023
ASSETS
Current Assets
Cash and cash equivalents	$117,261	$140,910
Merchandise inventories	46,739	44,515
Patronage dividend receivable	16,068	12,466
Notes receivable from Wakefern	—	31,483
Income taxes receivable	2,252	—
Other current assets	17,382	17,313
Total current assets	199,702	246,687
Property, equipment and fixtures, net	303,217	277,310
Operating lease assets	259,764	274,100
Notes receivable from Wakefern	102,862	62,726
Investment in Wakefern	33,093	33,107
Investments in Real Estate Partnerships	19,923	13,155
Goodwill	24,190	24,190
Other assets	38,913	36,431

Total assets	$981,664	$967,706
LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Operating lease obligations	$21,282	$20,389
Finance lease obligations	879	667
Notes payable to Wakefern	751	737
Current portion of debt	9,481	9,370
Accounts payable to Wakefern	80,902	77,033
Accounts payable and accrued expenses	28,433	31,441
Accrued wages and benefits	32,489	29,853
Income taxes payable	—	9,483
Total current liabilities	174,217	178,973
Long-term debt
Operating lease obligations	256,091	266,683
Finance lease obligations	19,525	20,623
Notes payable to Wakefern	911	1,686
Long-term debt	62,764	72,426
Total long-term debt	339,291	361,418
Pension liabilities	5,113	4,893
Other liabilities	15,484	12,256
Commitments and Contingencies (Notes 3, 4, 5, 6, 7, 9 and 10)
Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,559 shares at July 27, 2024 and 11,563 shares at July 29, 2023	80,186	76,179
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,204 shares at July 27, 2024 and 4,204 shares at July 29, 2023	683	683
Retained earnings	380,618	343,497
Accumulated other comprehensive income	6,579	8,134
Less treasury stock, Class A, at cost: 999 shares at July 27, 2024 and 912 shares at July 29, 2023	(20,507)	(18,327)
Total shareholders’ equity	447,559	410,166
Total liabilities and shareholders' equity	$981,664	$967,706
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
	Years ended
	July 27, 2024	July 29, 2023

Sales	$2,236,566	$2,166,654
Cost of sales	1,594,591	1,550,204

Gross profit	641,975	616,450

Operating and administrative expense	544,348	516,902
Depreciation and amortization	33,449	34,002
Impairment of assets	2,125	—

Operating income	62,053	65,546

Interest expense	(4,135)	(4,220)
Interest income	14,799	11,399

Income before income taxes	72,717	72,725
Income taxes	22,255	23,009

Net income	$50,462	$49,716

Net income per share:
Class A common stock:
Basic	$3.78	$3.78
Diluted	$3.40	$3.38

Class B common stock:
Basic	$2.46	$2.45
Diluted	$2.46	$2.45

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Years ended
	July 27, 2024	July 29, 2023

Net income	$50,462	$49,716

Other comprehensive income:
Unrealized (loss) gain on interest rate swaps, net of tax (1)	(1,373)	2,308
Amortization of pension actuarial gain, net of tax (2)	(379)	(342)
Pension remeasurement, net of tax (3)	197	9
Pension settlement loss, net of tax (4)	—	24
Total other comprehensive (loss) income	(1,555)	1,999

Comprehensive income	$48,907	$51,715

(1)Amounts are net of tax of $406 and $807 for 2024 and 2023, respectively.
(2)Amounts are net of tax of $59 and $214 for 2024 and 2023, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amounts are net of tax of $31 and $6 for 2024 and 2023, respectively.
(4)Amount is net of tax of $15 for 2023. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 27, 2024 and July 29, 2023
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 30, 2022	10,971	$72,891	4,294	$697	$306,974	$6,135	750	$(14,588)	$372,109
Net income	—	—	—	—	49,716	—	—	—	49,716
Other comprehensive loss, net of tax of $614	—	—	—	—	—	1,999	—	—	1,999
Dividends	—	—	—	—	(13,193)	—	—	—	(13,193)
Treasury stock purchases	—	—	—	—	—	—	162	(3,739)	(3,739)
Restricted shares forfeited	(10)	(47)	—	—	—	—	—	—	(47)
Share-based compensation expense	512	3,321	—	—	—	—	—	—	3,321
Conversion of Class B shares to Class A shares	90	14	(90)	(14)	—	—	—	—	—
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	50,462	—	—	—	50,462
Other comprehensive income, net of tax of $434	—	—	—	—	—	(1,555)	—	—	(1,555)
Dividends	—	—	—	—	(13,341)	—	—	—	(13,341)
Exercise of stock options	—	14	—	—	—	—	(2)	31	45
Treasury stock purchases	—	—	—	—	—	—	89	(2,211)	(2,211)
Restricted shares forfeited	(28)	(141)	—	—	—	—	—	—	(141)
Share-based compensation expense	24	4,134	—	—	—	—	—	—	4,134
Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 27, 2024	July 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,462	$49,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,461	35,711
Non-cash share-based compensation	3,993	3,274
Deferred taxes	(170)	(2,088)
Provision to value inventories at LIFO	551	2,622
Impairment of assets	2,125	—
(Gain) Loss on sale of assets	(233)	257
Changes in assets and liabilities:
Merchandise inventories	(2,775)	(2,947)
Patronage dividend receivable	(3,602)	(227)
Accounts payable to Wakefern	1,690	928
Accounts payable and accrued expenses	(1,209)	4,436
Accrued wages and benefits	2,636	2,632
Income taxes receivable / payable	(11,760)	9,737
Other assets and liabilities	3,680	462
Net cash provided by operating activities	80,849	104,513

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(63,113)	(46,400)
Proceeds from the sale of assets	233	262
Investment in notes receivable from Wakefern	(41,991)	(65,275)
Investment in real estate partnerships	(6,480)	(5,865)
Maturity of notes receivable from Wakefern	33,338	28,850
Net cash used in investing activities	(78,013)	(88,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	45	—
Excess tax benefit related to share-based compensation	25	279
Proceeds from issuance of long-term debt	—	17,125
Principal payments of long-term debt	(11,003)	(10,446)
Debt issuance costs	—	(33)
Dividends	(13,341)	(13,193)
Treasury stock purchases, including shares surrendered for withholding taxes	(2,211)	(3,739)
Net cash used in financing activities	(26,485)	(10,007)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,649)	6,078
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	140,910	134,832
CASH AND CASH EQUIVALENTS, END OF YEAR	$117,261	$140,910

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$4,135	$4,220
Income taxes	34,160	15,080

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$31	$—
Capital expenditures included in accounts payable and accrued expenses	$5,972	$5,591
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

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2024 and 2023 contain 52 weeks.

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

The Company does not recognize revenue when it sells gift cards redeemable at Wakefern member stores. Payment collected from customers for sale of these gift cards is passed on to Wakefern as they can be redeemed at other locations, including those operated by Wakefern or other Wakefern members. Revenue is recognized and a receivable from Wakefern is recorded when a customer redeems these gift cards to purchase products or services at the Company's stores.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 27, 2024		July 29, 2023
	Amount	%	Amount	%
Center Store (1)	$1,337,512	59.8%	$1,300,061	60.0%
Fresh (2)	809,959	36.2%	787,770	36.4%
Pharmacy	82,276	3.7%	71,749	3.3%
Other (3)	6,819	0.3%	7,074	0.3%

Total Sales	$2,236,566	100.0%	$2,166,654	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

Cost of sales

Cost of sales consists of costs of inventory, inbound freight charges, and production costs at the Company's centralized commissary, including materials, labor and overhead. Depreciation expense of $2,012 and $1,709 related to the centralized commissary is included in cost of sales in fiscal 2024 and 2023, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $11,938 and $11,891 at July 27, 2024 and July 29, 2023, respectively. Included in cash and cash equivalents at July 27, 2024 and July 29, 2023 are $97,126 and $122,028, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

At July 27, 2024 and July 29, 2023, approximately 64% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $21,789 and $21,238 higher than reported in fiscal 2024 and 2023, respectively. All other inventories are stated at the lower of FIFO cost or market.

Property, equipment and fixtures

Property, equipment and fixtures are recorded at cost. Interest cost incurred to finance construction is capitalized as part of the cost of the asset. Maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis over estimated useful lives of thirty years for buildings, five to seven years for store fixtures and equipment, and three to seven years for computer equipment and software, shopping carts and vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the estimated useful lives of the related assets.

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
Advertising

Advertising costs are expensed as incurred. Advertising expense was $12,174 and $10,658 in fiscal 2024 and 2023, respectively.

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

In Fiscal 2024, the Company recognized an impairment charge of $2,125 related to the closure of the automated micro-fulfillment center in south NJ.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company's indefinite-lived intangible assets balance of $13,299 as of July 27, 2024 and July 29, 2023 are related to the Fairway and Gourmet Garage trade names. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value of goodwill at the reporting unit level, in addition to the value of the Company’s stock. The fair value of trade names are estimated based on the discounted cash flow model using the relief from royalty method.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	Years ended
	July 27, 2024	July 29, 2023
Net income	$50,462	$49,716
Distributed and allocated undistributed Net income to unvested restricted shareholders	1,866	1,590
Net income available to Class A and Class B shareholders	$48,596	$48,126

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	Years ended
	July 27, 2024		July 29, 2023
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$38,260	$10,336	$37,639	$10,487
Conversion of Class B to Class A shares	10,336	—	10,487	—
Net income allocated, diluted	$48,596	$10,336	$48,126	$10,487

Denominator:
Weighted average shares outstanding, basic	10,109	4,204	9,949	4,281
Conversion of Class B to Class A shares	4,204	—	4,281	—
Weighted average shares outstanding, diluted	14,313	4,204	14,230	4,281

Net income per share is as follows:

	Years ended
	July 27, 2024		July 29, 2023
	Class A	Class B	Class A	Class B
Basic	$3.78	$2.46	$3.78	$2.45
Diluted	$3.40	$2.46	$3.38	$2.45

Outstanding stock options to purchase Class A shares of 88 were excluded from the calculation of diluted net income per share at July 29, 2023 as a result of their anti-dilutive effect. In addition, 456 and 503 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 27, 2024 and July 29, 2023, respectively, due to their anti-dilutive effect.

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

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 27, 2024	July 29, 2023
Land and buildings	$154,932	$142,000
Store fixtures and equipment	375,256	360,335
Leasehold improvements	218,570	193,113
Leased property under finance leases	25,211	25,211
Construction in progress	12,422	14,034
Vehicles	1,448	2,150

Total property, equipment and fixtures	787,839	736,843
Accumulated depreciation	(469,375)	(445,234)
Accumulated amortization of property under finance leases	(15,247)	(14,299)

Property, equipment and fixtures, net	$303,217	$277,310

Amortization of leased property under finance leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.8% of the outstanding shares of Wakefern at July 27, 2024. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2024 and 2023. The Company also has an investment of approximately 8.9% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 27, 2024, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $1,662. Installment payments are due as follows: 2025 - $751; 2026 - $534; 2027 - $352; 2028 - $25; and $0 thereafter. The maximum per store investment remained $975 in fiscal 2024. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $46,302 and $43,967 in fiscal 2024 and 2023, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $42,459 and $42,678 from Wakefern in fiscal 2024 and 2023, respectively, for non-merchandise products and services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.

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

At July 27, 2024, the Company held variable rate notes receivable due from Wakefern of $33,740 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $34,829 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $34,293 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 27, 2024, the Company had demand deposits invested at Wakefern in the amount of $97,126. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $14,717 and $11,295 in fiscal 2024 and 2023, respectively.

NOTE 4 — DEBT

Long-term debt consists of:

	July 27, 2024	July 29, 2023
Secured term loan	$49,646	$53,912
Unsecured term loan	17,662	22,702
New Market Tax Credit Financing	4,937	5,182

Total debt, excluding obligations under leases	72,245	81,796
Less current portion	9,481	9,370

Total long-term debt, excluding obligations under leases	$62,764	$72,426

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

•A secured $7,350 term loan issued on January 28, 2022 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 28, 2037 and bearing interest at the applicable SOFR plus 1.50%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 1.41% per annum through January 28, 2037, resulting in a fixed effective interest rate of 2.91% on the term loan. The term loan is secured by the Galloway store shopping center.

•An unsecured $10,000 term loan issued on September 1, 2022 repayable in equal monthly installments based on a seven-year amortization schedule through September 4, 2029 and bearing interest at the applicable SOFR plus 1.35%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 2.95% per annum through September 4, 2029, resulting in a fixed effective interest rate of 4.30% on the term loan. This loan qualified for an interest rate subsidy program with Wakefern on financing related to certain capital expenditure projects. Net of the subsidy, the Company will pay interest at a fixed effective rate of 2.30%.

•A secured $7,125 term loan issued on January 27, 2023 repayable in equal monthly installments based on a fifteen-year amortization schedule through January 27, 2038 and bearing interest at the applicable SOFR plus 1.75%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 3.59% per annum through January 27, 2038, resulting in a fixed effective interest rate of 5.34% on the term loan. The term loan is secured by the Vineland store shopping center.

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at July 27, 2024), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 27, 2024. As of July 27, 2024, $67,664 remained available under the unsecured revolving line of credit.

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

As of July 27, 2024, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $3,027 and $2,179 during the fiscal years ended July 27, 2024 and July 29, 2023, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $67,543 as of July 27, 2024. The fair value of interest rate swaps are included in the following captions on the consolidated balance sheets at July 27, 2024 and July 29, 2023:

	July 27, 2024	July 29, 2023
Other assets	7,356	9,135

The fair values of the Company’s interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are:

	Years ended
	July 27, 2024	July 29, 2023
Federal:
Current	$12,348	$14,749
Deferred	1,148	(1,274)

State:
Current	10,077	10,348
Deferred	(1,318)	(814)

	$22,255	$23,009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 27, 2024	July 29, 2023
Deferred tax assets:
Lease liabilities	$91,188	$89,638
Compensation related costs	5,513	4,705
Pension costs	1,691	1,544
Other	814	730

Total deferred tax assets	99,206	96,617

Deferred tax liabilities:
Tax over book depreciation	21,947	20,242
Lease assets	81,404	81,676
Patronage dividend receivable	4,615	3,457
Investment in partnerships	775	1,107
Other	2,794	3,079

Total deferred tax liabilities	111,535	109,561

Net deferred tax liability	$(12,329)	$(12,944)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 27, 2024 and July 29, 2023:

	July 27, 2024	July 29, 2023
Other assets	2,584	1,245
Other liabilities	(14,913)	(14,189)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 27, 2024 and July 29, 2023.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	Years ended
	July 27, 2024	July 29, 2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	10.2%	9.9%
Other	(0.6)%	0.7%

Effective income tax rate	30.6%	31.6%

The Company is not currently under audit by any tax authorities, but is open to examination with varying statutes of limitations, generally ranging from three to four years.

NOTE 7 — LEASES
Description of leasing arrangements

The Company leases 30 retail stores, as well as a commissary, the corporate headquarters and equipment at July 27, 2024. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas.

The composition of total lease cost is as follows:

		Years ended
	Consolidated Statement of Operations Classification	July 27, 2024	July 29, 2023
Operating lease cost	Operating and administrative expense	$36,989	$36,146
Finance lease cost
Amortization of leased assets	Depreciation and amortization	947	947
Interest on lease liabilities	Interest expense	1,802	1,874
Variable lease cost	Operating and administrative expense	22,044	21,275

Total lease cost		$61,782	$60,242

As of July 27, 2024 and July 29, 2023, finance lease right-of-use assets of $9,964 and $10,912, respectively, are included in property, equipment and fixtures, net in the Company's consolidated balance sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised. The Company's lease liabilities mature as follows as of July 27, 2024:

	Operating leases	Finance leases	Total
2025	$32,806	$2,601	$35,407
2026	35,194	2,893	38,087
2027	34,781	2,893	37,674
2028	33,380	2,893	36,273
2029	32,294	2,893	35,187
Thereafter	189,437	17,507	206,944
Total lease payments	357,892	31,680	389,572
Less amount representing interest	80,519	11,276	91,795

Present value of lease liabilities	$277,373	$20,404	$297,777

The Company has approximately $21,359 of future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 27, 2024.

As of July 27, 2024, the Company's lease terms and discount rates are as follows:

	July 27, 2024	July 29, 2023
Weighted-average remaining lease term (years)
Operating leases	12.0	12.6
Finance leases	11.5	12.4
Weighted-average discount rate
Operating leases	4.3%	4.2%
Finance leases	8.5%	8.5%

Supplemental cash flow information related to leases is as follows:

	Years ended
	July 27, 2024	July 29, 2023
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$35,618	$34,442
Operating cash flows from finance leases	1,802	1,874
Financing cash flows from finance leases	887	815
Lease obligations obtained in exchange for right-of-use assets (non-cash)	12,727	5,724

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain officers of Village. The Company paid rent to related parties under this lease of $735 in both fiscal 2024 and 2023, and has a related lease obligation of $1,144 at July 27, 2024. This lease expires in fiscal 2026 with options to extend at increasing annual rent.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to three of these partnerships for leased stores of $1,827 and $1,568 in fiscal 2024 and 2023, respectively, and has related aggregate lease obligations of $15,733 at July 27, 2024.

One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.

The Company subleased the Vineland store from Wakefern under a sublease agreement which provided for annual rent of $413 in fiscal 2023. The sublease contained normal periodic rent increases and options to extend the lease. The sublease agreement was terminated upon the acquisition of the Vineland store shopping center in fiscal 2023.

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

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. The Company made open market purchases of $1,854 under this repurchase program in fiscal 2024 and none in fiscal 2023. The Company's share repurchase program had $1,349 and $3,203 remaining at July 27, 2024 and July 29, 2023, respectively. In fiscal 2024 and 2023, the Company purchased $357 and $3,739, respectively, in shares of Class A Common Stock that were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in each of the fiscal years.

Village has two share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,993 and $3,274 in fiscal 2024 and 2023, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $868 and $1,100 in fiscal 2024 and 2023, respectively.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. Restricted stock awards primarily cliff vest three years from the date of grant. There are 685 shares remaining for future grants under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	Years ended
	July 27, 2024		July 29, 2023
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	88	$28.72	97	$28.98
Exercised	(2)	27.71	—	—
Forfeited	(84)	28.82	(9)	31.81

Outstanding at end of year	2	$25.47	88	$28.72

Options exercisable at end of year	2	$25.47	88	$28.72

As of July 27, 2024, the weighted-average remaining contractual term of options outstanding and options exercisable was 1.4 years. As of July 27, 2024, the aggregate intrinsic value was $11 for both options outstanding and options exercisable. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company’s stock for a period of years corresponding to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The following table summarizes restricted stock activity under all plans for the following years:

	Years ended
	July 27, 2024		July 29, 2023
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	503	$22.90	359	$19.40
Granted	24	24.42	512	23.00
Vested	(43)	22.90	(358)	19.61
Forfeited	(28)	22.90	(10)	22.50

Nonvested at end of year	456	$22.98	503	$22.90
 The total fair value of restricted shares vested during fiscal 2024 and 2023 was $1,141 and $8,227, respectively.

As of July 27, 2024, there was $6,048 of total unrecognized compensation costs related to nonvested restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The Company declared and paid cash dividends on common stock as follows:

	Years ended
	July 27, 2024	July 29, 2023
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,609	$10,417
Class B common stock	2,732	2,776

	$13,341	$13,193

NOTE 9 — BENEFIT PLANS

Multi-Employer Pension Plans

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
The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2023 and 2022 is for the plan’s year-end at December 31, 2023 and December 31, 2022, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2023	2022		July 27, 2024	July 29, 2023	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$903	$887	N/A	August 2025
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	2,656	2,671	No	October 2027
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,330	$1,305	No	June 2024
Total Contributions					$4,889	$4,863

(1)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2023 and December 31, 2022.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2022 and December 31, 2021.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2023 and September 30, 2022.
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
(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 27, 2024, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $37,216 and $33,741 in fiscal 2024 and 2023, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $2,028 and $1,865 in fiscal 2024 and 2023, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $3,339 and $3,118 in fiscal 2024 and 2023, respectively.

Defined Benefit Plans

In fiscal 2024, the Company sponsored two defined benefit pension plans. One of the plans is a tax-qualified plan covering members of a union, which is frozen and participants no longer earn service credit. Benefits under the union plan are based on a fixed amount for each year of service, and benefits under the nonunion plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The second plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives. Pension liabilities were $5,113 and $4,893 as of July 27, 2024 and July 29, 2023, respectively, and net periodic pension cost for the plans was immaterial for both fiscal 2024 and 2023.

NOTE 10 — COMMITMENTS and CONTINGENCIES

Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have or will expire between June 2024 and October 2027.  30% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 27, 2024 and July 29, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 27, 2024 and July 29, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 27, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of indicators of impairment of long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets, such as property, equipment and fixtures and operating lease assets, for events or changes in circumstances that might indicate the carrying amount of an asset group may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based, in part, on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. At July 27, 2024, the Company had property, equipment and fixtures, net and operating lease assets of $303,217 thousand and $259,764 thousand, respectively.

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
October 9, 2024

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 27, 2024.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

Robert P. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2024, in connection with its Annual Meeting scheduled to be held on December 13, 2024.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2024, in connection with its Annual Meeting scheduled to be held on December 13, 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 27, 2024.  All data relates to the Village Super Market, Inc. 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000	$25.47	684,593

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2024, in connection with its annual meeting scheduled to be held on December 13, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 28, 2024, in connection with its annual meeting scheduled to be held on December 13, 2024.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 28, 2024, in connection with its annual meeting scheduled to be held on December 13, 2024.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 27, 2024 and July 29, 2023
Consolidated Statements of Operations - years ended July 27, 2024 and July 29, 2023
Consolidated Statements of Comprehensive Income - years ended July 27, 2024 and July 29, 2023
Consolidated Statements of Shareholders' Equity – years ended July 27, 2024 and July 29, 2023
Consolidated Statements of Cash Flows - years ended July 27, 2024 and July 29, 2023
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185)
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated May 6, 2020*
	4.2	First Amendment to Credit Agreement dated September 1, 2020*
	4.3	Amended and Restated Credit Agreement dated January 28, 2022*
	4.4	First Amendment to Amended and Restated Credit Agreement dated September 1, 2022*
	4.5	Second Amendment to Amended and Restated Credit Agreement dated January 27, 2023*
	4.10	Revolving Credit Note dated May 6, 2020*
	4.11	Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.12	Joinder to Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.13	Term Loan Note dated May 12, 2020*
	4.14	Joinder to Term Loan Note dated May 12, 2020*
	4.15	Converted Term Loan Note dated September 1, 2020*
	4.16	Joinder to Converted Term Loan Note dated September 1, 2020*
	4.17	Term Loan Note dated January 28, 2022*
	4.18	Term Loan Note dated September 1, 2022*
	4.19	Term Loan Note dated January 27, 2023*
	10.1	Wakefern By-Laws
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*
	10.18	60-Month Adjustable Rate Promissory Note dated August 15, 2022*

10.19	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.20	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.21	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.22	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.23	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.24	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.25	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.26	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
14	Code of Ethics*
21	Subsidiaries of Registrant
23	Consent of KPMG LLP
31.1	Certification
31.2	Certification
32.1	Certification (furnished, not filed)
32.2	Certification (furnished, not filed)
99.1	Earnings Release
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
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
Form 10-K for 2022: 4.4, 4.18, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26
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

Date: October 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 9, 2024	October 9, 2024

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 9, 2024	October 9, 2024

/s/ John J. Sumas	/s/ Perry J. Blatt
John J. Sumas, Director	Perry J. Blatt, Director
October 9, 2024	October 9, 2024

/s/ Nicholas J. Sumas II	/s/ Prasad Pola
Nicholas J. Sumas II, Director	Prasad Pola, Director
October 9, 2024	October 9, 2024

/s/ Kevin Begley	/s/ Luigi Perri
Kevin Begley, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 9, 2024	October 9, 2024

/s/ John L. Van Orden
John L. Van Orden, Chief Financial Officer
October 9, 2024