Form 10-Q
period 2024-10-26
VILLAGE SUPER MARKET INC
filed 2024-12-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 26, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 4, 2024

Class A Common Stock, No Par Value	10,635,664 Shares
Class B Common Stock, No Par Value	4,125,045 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	October 26, 2024	July 27, 2024
ASSETS
Current assets
Cash and cash equivalents	$117,180	$117,261
Merchandise inventories	48,814	46,739
Patronage dividend receivable	21,632	16,068
Income taxes receivable	367	2,252
Other current assets	17,684	17,382
Total current assets	205,677	199,702

Property, equipment and fixtures, net	309,281	303,217
Operating lease assets	253,664	259,764
Notes receivable from Wakefern	105,064	102,862
Investment in Wakefern	33,093	33,093
Investments in Real Estate Partnerships	20,304	19,923
Goodwill	24,190	24,190
Other assets	39,072	38,913

Total assets	$990,345	$981,664
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,412	$21,282
Finance lease obligations	948	879
Notes payable to Wakefern	759	751
Current portion of debt	9,537	9,481
Accounts payable to Wakefern	80,763	80,902
Accounts payable and accrued expenses	33,410	28,433
Accrued wages and benefits	31,823	32,489
Income taxes payable	3,237	—
Total current liabilities	181,889	174,217
Long-term debt
Operating lease obligations	249,986	256,091
Finance lease obligations	19,215	19,525
Notes payable to Wakefern	775	911
Long-term debt	60,319	62,764
Total long-term debt	330,295	339,291
Pension liabilities	5,232	5,113
Other liabilities	15,467	15,484
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,634 shares at October 26, 2024 and 11,559 shares at July 27, 2024	81,067	80,186
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at October 26, 2024 and 4,204 shares at July 27, 2024	670	683
Retained earnings	390,097	380,618
Accumulated other comprehensive income	6,119	6,579
Less treasury stock, Class A, at cost: 998 shares at October 26, 2024 and 999 shares at July 27, 2024	(20,491)	(20,507)
Total shareholders’ equity	457,462	447,559

Total liabilities and shareholders’ equity	$990,345	$981,664
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended
	October 26, 2024	October 28, 2023
Sales	$557,697	$536,354

Cost of sales	395,819	383,406

Gross profit	161,878	152,948

Operating and administrative expense	137,519	130,292

Depreciation and amortization	8,383	8,506

Operating income	15,976	14,150

Interest expense	(990)	(1,064)

Interest income	3,617	3,825

Income before income taxes	18,603	16,911

Income taxes	5,800	5,326

Net income	$12,803	$11,585

Net income per share:
Class A common stock:
Basic	$0.96	$0.87
Diluted	$0.86	$0.78

Class B common stock:
Basic	$0.63	$0.56
Diluted	$0.63	$0.56

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended
	October 26, 2024	October 28, 2023
Net income	$12,803	$11,585

Other comprehensive income:
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(393)	777
Amortization of pension actuarial gain, net of tax (2)	(67)	(75)

Comprehensive income	$12,343	$12,287

(1)Amount is net of tax of $178 and $357 for the 13 weeks ended October 26, 2024 and October 28, 2023, respectively.
(2)Amount is net of tax of $31 and $34 for the 13 weeks ended October 26, 2024 and October 28, 2023, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended October 26, 2024 and October 28, 2023
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	12,803	—	—	—	12,803
Other comprehensive loss, net of tax of $209	—	—	—	—	—	(460)	—	—	(460)
Dividends	—	—	—	—	(3,324)	—	—	—	(3,324)
Exercise of stock options	—	6	—	—	—	—	(1)	16	22
Restricted shares forfeited	(4)	(44)	—	—	—	—	—	—	(44)
Share-based compensation expense	—	906	—	—	—	—	—	—	906
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, October 26, 2024	11,634	$81,067	4,125	$670	$390,097	$6,119	998	$(20,491)	$457,462

Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	11,585	—	—	—	11,585
Other comprehensive income, net of tax of $323	—	—	—	—	—	702	—	—	702
Dividends	—	—	—	—	(3,350)	—	—	—	(3,350)
Treasury stock purchases	—	—	—	—	—	—	32	(782)	(782)
Restricted shares forfeited	(9)	(28)	—	—	—	—	—	—	(28)
Share-based compensation expense	14	952	—	—	—	—	—	—	952
Balance, October 28, 2023	11,568	$77,103	4,204	$683	$351,732	$8,836	944	$(19,109)	$419,245

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	13 Weeks Ended
	October 26, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,803	$11,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,955	8,967
Non-cash share-based compensation	862	924
Deferred taxes	(41)	(207)
Provision to value inventories at LIFO	118	466
Gain on sale of property, equipment and fixtures	—	(39)
Changes in assets and liabilities:
Merchandise inventories	(2,193)	(3,443)
Patronage dividend receivable	(5,564)	(4,849)
Accounts payable to Wakefern	516	4,216
Accounts payable and accrued expenses	1,005	3,954
Accrued wages and benefits	(666)	(1,420)
Income taxes receivable / payable	5,122	(2,602)
Other assets and liabilities	(742)	827
Net cash provided by operating activities	20,175	18,379
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,701)	(13,773)
Proceeds from the sale of assets	—	39
Investment in notes receivable from Wakefern	(2,202)	(2,139)
Investment in real estate partnership	(339)	(1,813)
Net cash used in investing activities	(14,242)	(17,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	21	—
Principal payments of long-term debt	(2,711)	(2,698)
Dividends	(3,324)	(3,350)
Treasury stock purchases	—	(782)
Net cash used in financing activities	(6,014)	(6,830)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81)	(6,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,261	140,910
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,180	$134,773

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$990	$1,064
Income taxes	$769	$8,135

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$38
Capital expenditures included in accounts payable and accrued expenses	$9,290	$5,086
Lease obligations obtained in exchange for right-of-use assets	$—	$908
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 26, 2024 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 26, 2024 and October 28, 2023 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2024 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 26, 2024 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 26, 2024		October 28, 2023
	Amount	%	Amount	%
Center Store (1)	$333,193	59.7%	$320,924	59.8%
Fresh (2)	198,994	35.7	193,520	36.1
Pharmacy	23,994	4.3	20,211	3.8
Other (3)	1,516	0.3	1,699	0.3

Total Sales	$557,697	100.0%	$536,354	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At October 26, 2024 and July 27, 2024, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $21,907 and $21,789 higher than reported at October 26, 2024 and July 27, 2024, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended
	October 26, 2024	October 28, 2023
Net income	$12,803	$11,585
Distributed and allocated undistributed Net income to unvested restricted shareholders	437	440
Net income available to Class A and Class B shareholders	$12,366	$11,145

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended
	October 26, 2024
	Class A	Class B
Numerator:
Net income allocated, basic	$9,737	$2,629
Conversion of Class B to Class A shares	2,629	—
Net income allocated, diluted	$12,366	$2,629

Denominator:
Weighted average shares outstanding, basic	10,106	4,200
Conversion of Class B to Class A shares	4,200	—
Weighted average shares outstanding, diluted	14,306	4,200

	13 Weeks Ended
	October 28, 2023
	Class A	Class B
Numerator:
Net income allocated, basic	$8,782	$2,363
Conversion of Class B to Class A shares	2,363	—
Net income allocated, diluted	$11,145	$2,363

Denominator:
Weighted average shares outstanding, basic	10,146	4,204
Conversion of Class B to Class A shares	4,204	—
Weighted average shares outstanding, diluted	14,350	4,204

    Outstanding stock options to purchase Class A shares of 0 and 86 were excluded from the calculation of diluted net income per share at October 26, 2024 and October 28, 2023, respectively, as a result of their anti-dilutive effect. In addition, 452 and 507 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 26, 2024 and October 28, 2023, respectively, due to their anti-dilutive effect.

4. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At October 26, 2024, the Company held variable rate notes receivable due from Wakefern of $34,500 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $35,613 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $34,951 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at October 26, 2024 and July 27, 2024 are $96,946 and $97,126, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,363 as of October 26, 2024. Village will fund its share of project costs estimated to be up to $20,000 over the three year life of the project. As of October 26, 2024, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 26, 2024.

5. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	October 26, 2024	July 27, 2024
Secured term loans	$48,579	$49,646
Unsecured term loan	16,401	17,662
New Market Tax Credit Financing	4,876	4,937

Total debt, excluding obligations under leases	69,856	72,245
Less current portion	9,537	9,481

Total long-term debt, excluding obligations under leases	$60,319	$62,764

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at October 26, 2024), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 26, 2024. As of October 26, 2024, $67,664 remained available under the unsecured revolving line of credit.

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

As of October 26, 2024, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $695 and $781 during the 13 weeks ended October 26, 2024 and October 28, 2023, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $65,200 as of October 26, 2024. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $6,786 as of October 26, 2024.

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
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through either shoprite.com, the ShopRite app or through third party service providers. Additionally, the ShopRite Order Express app enables customers to pre-order deli, catering, specialty occasion cakes and other items. Online ordering for home delivery is available in all Fairway stores through fairwaymarket.com, the Fairway app or through third party service providers. Online ordering for home delivery is available in all Gourmet Garage stores through gourmetgarage.com, the Gourmet Garage app or through third party service providers.
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

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 26, 2024	October 28, 2023
Sales	100.00%	100.00%
Cost of sales	70.97	71.48
Gross profit	29.03	28.52
Operating and administrative expense	24.66	24.29
Depreciation and amortization	1.50	1.59
Operating income	2.87	2.64
Interest expense	(0.18)	(0.20)
Interest income	0.65	0.71
Income before income taxes	3.34	3.15
Income taxes	1.04	0.99
Net income	2.30%	2.16%

    Sales.  Sales were $557,697 in the 13 weeks ended October 26, 2024, an increase of 4.0% compared to the 13 weeks ended October 28, 2023.  Sales increased due to an increase in same store sales of 2.4% and the opening of the Old Bridge, NJ replacement store on March 17, 2024, partially offset by the impact of the closure of a Gourmet Garage location on November 1, 2023. Same store sales increased due primarily to digital sales growth, higher pharmacy sales and continued growth in recently remodeled stores. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales increased .51% in the 13 weeks ended October 26, 2024 compared to the 13 weeks ended October 28, 2023 due primarily to increased patronage dividends and rebates received from Wakefern (.35%), decreased warehouse assessment charges from Wakefern (.20%), increased departmental gross margin percentages (.14%) and lower LIFO charges (.06%) partially offset by an unfavorable change in product mix (.20%) and higher promotional spending (.04%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .37% in the 13 weeks ended October 26, 2024 compared to the 13 weeks ended October 28, 2023 due primarily to increased employee costs (.27%), increased external fees associated with digital sales growth (.22%) and higher utility costs (.11%) partially offset by operating leverage on fixed occupancy costs (.16%) and lower supply spending (.05%). Employee costs increased due primarily to minimum wage and demand driven pay rate increases and higher fringe benefit costs, including self-insured medical plans and multi-employer union health and welfare plan benefits.
Depreciation and Amortization.  Depreciation and amortization expense decreased in the 13 weeks ended October 26, 2024 compared to the 13 weeks ended October 28, 2023 due primarily to the timing of capital expenditures.

Interest Expense.  Interest expense decreased in the 13 weeks ended October 26, 2024 compared to the 13 weeks ended October 28, 2023 due primarily to lower average outstanding debt balances.

Interest Income.  Interest income decreased in the 13 weeks ended October 26, 2024 compared to the 13 weeks ended October 28, 2023 due primarily to lesser amounts invested in demand deposits at Wakefern.

Income Taxes.  The effective income tax rate was 31.2% in the 13 weeks ended October 26, 2024 compared to 31.5% in the 13 weeks ended October 28, 2023.

Net Income.  Net income was $12,803 in the 13 weeks ended October 26, 2024 compared to $11,585 in the 13 weeks ended October 28, 2023.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024. As of October 26, 2024, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20,175 in the 13 weeks ended October 26, 2024 compared to $18,379 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2025 was primarily due to an increase in net income and changes in working capital. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $2,522 in fiscal 2025 compared to a decrease of $3,317 in fiscal 2024. The change in impact of working capital is due primarily to the timing of tax payments.

During the 13 weeks ended October 26, 2024, Village used cash to fund capital expenditures of $11,701, dividends of $3,324, principal payments of long-term debt of $2,711, additional net investments of $2,202 in notes receivable from Wakefern and an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $339.  Capital expenditures primarily include costs associated with construction of replacement stores and various technology, equipment and facility upgrades.

We have budgeted $75,000 for capital expenditures in fiscal 2025. Planned expenditures include costs for construction of replacement stores in both East Orange, NJ and Watchung, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2025 are expected to be cash and cash equivalents on hand at October 26, 2024 and operating cash flow generated in fiscal 2025.

On April 28, 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,363 as of October 26, 2024. Village will fund its share of project costs estimated to be up to $20,000 over the three year life of the project. As of October 26, 2024, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At October 26, 2024, the Company held variable rate notes receivable due from Wakefern of $34,500 that earn interest at the prime rate plus 0.50% and mature on August 15, 2027, $35,613 that earn interest at the prime rate plus.50% and mature on September 28, 2027, and $34,951 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $23,788 at October 26, 2024 compared to $25,485 at July 27, 2024. Working capital ratios at the same dates were 1.13 and 1.15 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

Based on current trends, the Company believes cash and cash equivalents on hand at October 26, 2024, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of October 26, 2024 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 26, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: December 4, 2024	/s/ Robert P. Sumas
Robert P. Sumas
(Chief Executive Officer)

Dated: December 4, 2024	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)