Form 10-Q
period 2025-01-25
VILLAGE SUPER MARKET INC
filed 2025-03-05
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 25, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 5, 2025

Class A Common Stock, No Par Value	10,621,759 Shares
Class B Common Stock, No Par Value	4,125,045 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	January 25, 2025	July 27, 2024
ASSETS
Current assets
Cash and cash equivalents	$133,929	$117,261
Merchandise inventories	49,897	46,739
Patronage dividend receivable	5,813	16,068
Income taxes receivable	125	2,252
Other current assets	20,502	17,382
Total current assets	210,266	199,702

Property, equipment and fixtures, net	316,406	303,217
Operating lease assets	256,775	259,764
Notes receivable from Wakefern	107,160	102,862
Investment in Wakefern	32,207	33,093
Investments in Real Estate Partnerships	20,298	19,923
Goodwill	24,190	24,190
Other assets	34,820	38,913

Total assets	$1,002,122	$981,664
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,310	$21,282
Finance lease obligations	984	879
Notes payable to Wakefern	541	751
Current portion of debt	9,537	9,481
Accounts payable to Wakefern	87,873	80,902
Accounts payable and accrued expenses	34,494	28,433
Accrued wages and benefits	30,347	32,489
Income taxes payable	359	—
Total current liabilities	185,445	174,217
Long-term debt
Operating lease obligations	253,577	256,091
Finance lease obligations	18,893	19,525
Notes payable to Wakefern	661	911
Long-term debt	53,114	62,764
Total long-term debt	326,245	339,291
Pension liabilities	2,915	5,113
Other liabilities	15,549	15,484
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,620 shares at January 25, 2025 and 11,559 shares at July 27, 2024	81,792	80,186
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at January 25, 2025 and 4,204 shares at July 27, 2024	670	683
Retained earnings	403,663	380,618
Accumulated other comprehensive income	6,334	6,579
Less treasury stock, Class A, at cost: 998 shares at January 25, 2025 and 999 shares at July 27, 2024	(20,491)	(20,507)
Total shareholders’ equity	471,968	447,559

Total liabilities and shareholders’ equity	$1,002,122	$981,664
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Sales	$599,651	$575,579	$1,157,347	$1,111,933

Cost of sales	429,645	412,137	825,463	795,542

Gross profit	170,006	163,442	331,884	316,391

Operating and administrative expense	139,254	136,477	276,774	266,769

Depreciation and amortization	8,602	8,523	16,985	17,029

Operating income	22,150	18,442	38,125	32,593

Interest expense	(982)	(1,046)	(1,972)	(2,110)

Interest income	3,356	3,743	6,972	7,568

Income before income taxes	24,524	21,139	43,125	38,051

Income taxes	7,628	6,659	13,428	11,985

Net income	$16,896	$14,480	$29,697	$26,066

Net income per share:
Class A common stock:
Basic	$1.27	$1.09	$2.23	$1.95
Diluted	$1.14	$0.97	$2.01	$1.75

Class B common stock:
Basic	$0.82	$0.71	$1.45	$1.27
Diluted	$0.82	$0.71	$1.45	$1.27

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		26 Weeks Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net income	$16,896	$14,480	$29,697	$26,066

Other comprehensive income:
Unrealized gains (losses) on interest rate swaps, net of tax (1)	283	(1,477)	(110)	(700)
Amortization of pension actuarial gain, net of tax (2)	(68)	(74)	(135)	(149)

Comprehensive income	$17,111	$12,929	$29,452	$25,217

(1)Amount is net of tax of $128 and $680 for the 13 weeks ended January 25, 2025 and January 27, 2024, respectively, and $50 and $323 for the 26 weeks ended January 25, 2025 and January 27, 2024, respectively.
(2)Amount is net of tax of $31 and $34 for the 13 weeks ended January 25, 2025 and January 27, 2024, respectively, and $62 and $69 for the 26 weeks ended January 25, 2025 and January 27, 2024, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended January 25, 2025 and January 27, 2024
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, October 26, 2024	11,634	$81,067	4,125	$670	$390,097	$6,119	998	$(20,491)	$457,462
Net income	—	—	—	—	16,896	—	—	—	16,896
Other comprehensive income, net of tax of $97	—	—	—	—	—	215	—	—	215
Dividends	—	—	—	—	(3,330)	—	—	—	(3,330)
Restricted shares forfeited	(14)	(150)	—	—	—	—	—	—	(150)
Share-based compensation expense	—	875	—	—	—	—	—	—	875
Balance, January 25, 2025	11,620	$81,792	4,125	$670	$403,663	$6,334	998	$(20,491)	$471,968

Balance, October 28, 2023	11,568	$77,103	4,204	$683	$351,732	$8,836	944	$(19,109)	$419,245
Net income	—	—	—	—	14,480	—	—	—	14,480
Other comprehensive loss, net of tax of $714	—	—	—	—	—	(1,551)	—	—	(1,551)
Dividends	—	—	—	—	(3,350)	—	—	—	(3,350)
Treasury stock purchases	—	—	—	—	—	—	24	(576)	(576)
Restricted shares forfeited	(12)	(52)	—	—	—	—	—	—	(52)
Share-based compensation expense	—	949	—	—	—	—	—	—	949
Balance, January 27, 2024	11,556	$78,000	4,204	$683	$362,862	$7,285	968	$(19,685)	$429,145

	26 Weeks Ended January 25, 2025 and January 27, 2024
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	29,697	—	—	—	29,697
Other comprehensive loss, net of tax of $112	—	—	—	—	—	(245)	—	—	(245)
Dividends	—	—	—	—	(6,652)	—	—	—	(6,652)
Exercise of stock options	—	5	—	—	—	—	(1)	16	21
Restricted shares forfeited	(18)	(194)	—	—	—	—	—	—	(194)
Share-based compensation expense	—	1,782	—	—	—	—	—	—	1,782
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, January 25, 2025	11,620	$81,792	4,125	$670	$403,663	$6,334	998	$(20,491)	$471,968

Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	26,066	—	—	—	26,066
Other comprehensive loss, net of tax of $392	—	—	—	—	—	(849)	—	—	(849)
Dividends	—	—	—	—	(6,701)	—	—	—	(6,701)
Treasury stock purchases	—	—	—	—	—	—	56	(1,358)	(1,358)
Restricted shares forfeited	(21)	(80)	—	—	—	—	—	—	(80)
Share-based compensation expense	14	1,901	—	—	—	—	—	—	1,901
Balance, January 27, 2024	11,556	$78,000	4,204	$683	$362,862	$7,285	968	$(19,685)	$429,145

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	26 Weeks Ended
	January 25, 2025	January 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,697	$26,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,149	17,962
Non-cash share-based compensation	1,588	1,821
Deferred taxes	(47)	(468)
Provision to value inventories at LIFO	344	916
Gain on sale of property, equipment and fixtures	—	(174)
Changes in assets and liabilities:
Merchandise inventories	(3,502)	(2,106)
Patronage dividend receivable	10,255	6,609
Accounts payable to Wakefern	8,279	7,118
Accounts payable and accrued expenses	964	2,258
Accrued wages and benefits	(2,142)	(2,597)
Income taxes receivable / payable	2,486	(9,872)
Other assets and liabilities	(5,119)	1,141
Net cash provided by operating activities	60,952	48,674
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,548)	(34,783)
Proceeds from the sale of assets	—	161
Investment in notes receivable from Wakefern	(4,298)	(4,345)
Investment in real estate partnership	(339)	(3,825)
Net cash used in investing activities	(32,185)	(42,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	21	—
Principal payments of long-term debt	(5,468)	(5,387)
Dividends	(6,652)	(6,701)
Treasury stock purchases	—	(1,358)
Net cash used in financing activities	(12,099)	(13,446)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	16,668	(7,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,261	140,910
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,929	$133,346

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,972	$2,110
Income taxes	$10,989	$22,325

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$38
Capital expenditures included in accounts payable and accrued expenses	$9,762	$4,275
Lease obligations obtained in exchange for right-of-use assets	$10,239	$908
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 25, 2025 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 25, 2025 and January 27, 2024 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2024 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended January 25, 2025 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 25, 2025		January 27, 2024		January 25, 2025		January 27, 2024
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$364,789	60.8%	$350,573	60.9%	$697,981	60.3%	$671,497	60.5%
Fresh (2)	210,215	35.1	202,610	35.2	409,209	35.4	396,130	35.6
Pharmacy	22,616	3.8	20,337	3.5	46,610	4.0	40,548	3.6
Other (3)	2,031	0.3	2,059	0.4	3,547	0.3	3,758	0.3

Total Sales	$599,651	100.0%	$575,579	100.0%	$1,157,347	100.0%	$1,111,933	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At January 25, 2025 and July 27, 2024, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $22,133 and $21,789 higher than reported at January 25, 2025 and July 27, 2024, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		26 Weeks Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net income	$16,896	$14,480	$29,697	$26,066
Distributed and allocated undistributed Net income to unvested restricted shareholders	572	542	1,006	983
Net income available to Class A and Class B shareholders	$16,324	$13,938	$28,691	$25,083

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended		26 Weeks Ended
	January 25, 2025		January 25, 2025
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$12,924	$3,400	$22,661	$6,030
Conversion of Class B to Class A shares	3,400	—	6,030	—
Net income allocated, diluted	$16,324	$3,400	$28,691	$6,030

Denominator:
Weighted average shares outstanding, basic	10,182	4,125	10,144	4,163
Conversion of Class B to Class A shares	4,125	—	4,163	—
Weighted average shares outstanding, diluted	14,307	4,125	14,307	4,163

	13 Weeks Ended		26 Weeks Ended
	January 27, 2024		January 27, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$10,972	$2,966	$19,752	$5,331
Conversion of Class B to Class A shares	2,966	—	5,331	—
Net income allocated, diluted	$13,938	$2,966	$25,083	$5,331

Denominator:
Weighted average shares outstanding, basic	10,099	4,204	10,123	4,204
Conversion of Class B to Class A shares	4,204	—	4,204	—
Weighted average shares outstanding, diluted	14,303	4,204	14,327	4,204

    Outstanding stock options to purchase Class A shares of 85 were excluded from the calculation of diluted net income per share at January 27, 2024 as a result of their anti-dilutive effect. In addition, 437 and 496 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 25, 2025 and January 27, 2024, respectively, due to their anti-dilutive effect.

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

At January 25, 2025, the Company held variable rate notes receivable due from Wakefern of $35,223 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $36,360 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $35,577 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at January 25, 2025 and July 27, 2024 are $115,397 and $97,126, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,352 as of January 25, 2025. As of January 25, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet. No additional equity investment is expected for this project.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 26 weeks ended January 25, 2025.

5. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	January 25, 2025	July 27, 2024
Secured term loans	$47,512	$49,646
Unsecured term loan	15,139	17,662
New Market Tax Credit Financing	—	4,937

Total debt, excluding obligations under leases	62,651	72,245
Less current portion	9,537	9,481

Total long-term debt, excluding obligations under leases	$53,114	$62,764

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,336 outstanding at January 25, 2025), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 25, 2025. As of January 25, 2025, $67,664 remained available under the unsecured revolving line of credit.

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

In connection with the financing, the Company loaned $4,835 to VSM Investment Fund, LLC (the "Investment Fund") at an interest rate of  1.403% per year and with a maturity date of December 31, 2044. Wells Fargo contributed $2,375 to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. The Investment Fund is a wholly owned subsidiary of Wells Fargo.  The loan to the Investment Fund was recorded in Other assets in the consolidated balance sheets.

The Investment Fund then contributed the proceeds to a CDE, which, in turn, loaned combined funds of $6,563, net of debt issuance costs, to Village Super Market of NY, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.000% per year with a maturity date of December 31, 2051. The proceeds of the loans from the CDE were used to partially fund the construction of the Bronx store. The Notes payable related to New Markets Tax Credit, net of debt issuance costs, were recorded in long-term debt in the consolidated balance sheets.

The NMTC was subject to 100% recapture for a period of seven years, which ended in December 2024. The Company was required to and fulfilled its obligation to be in compliance with various regulations and contractual provisions that applied to the New Markets Tax Credit arrangement for the duration of the seven year recapture period. The transaction included a put/call provision whereby the Company would be obligated or entitled to repurchase Wells Fargo's interest in the Investment Fund for a de minimus amount. In January 2025, Wells Fargo exercised the put option requiring Village to repurchase Wells Fargo's interest in the Investment Fund. This resulted in a non-cash extinguishment of the $6,563 loans payable to the CDE and the $4,835 loan receivable from the Investment Fund. The $1,728 net benefit resulting from the loan extinguishments was recognized ratably over the seven-year compliance period as a reduction in operating and administrative expense.

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

As of January 25, 2025, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $577 and $775 during the 13 weeks ended January 25, 2025 and January 27, 2024, respectively, and $1,272 and $1,555 during the 26 weeks ended January 25, 2025 and January 27, 2024, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $62,858 as of January 25, 2025. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $7,197 as of January 25, 2025.

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
On March 17, 2024, we opened an 83,000 sq. ft. replacement ShopRite store in Old Bridge, NJ, that replaced an existing 32,000 sq. ft. store.
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

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.65	71.60	71.32	71.55
Gross profit	28.35	28.40	28.68	28.45
Operating and administrative expense	23.22	23.71	23.91	23.99
Depreciation and amortization	1.44	1.48	1.47	1.53
Operating income	3.69	3.21	3.30	2.93
Interest expense	(0.16)	(0.18)	(0.17)	(0.19)
Interest income	0.56	0.65	0.60	0.68
Income before income taxes	4.09	3.68	3.73	3.42
Income taxes	1.27	1.16	1.16	1.08
Net income	2.82%	2.52%	2.57%	2.34%

    Sales.  Sales were $599,651 in the 13 weeks ended January 25, 2025, an increase of 4.2% compared to the 13 weeks ended January 27, 2024.  Sales increased due to an increase in same store sales of 2.3% and the opening of the Old Bridge, NJ replacement store on March 17, 2024. Same store sales increased due primarily to digital sales growth, continued growth in recently remodeled stores, higher pharmacy sales and inflation in the meat and dairy departments. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

Sales were $1,157,347 in the 26 weeks ended January 25, 2025, an increase of 4.1% compared to the 26 weeks ended January 27, 2024. Sales increased due to an increase in same store sales of 2.4% and the opening of the Old Bridge, NJ replacement store on March 17, 2024. Same store sales increased due primarily to digital sales growth, continued growth in recently remodeled stores, higher pharmacy sales and inflation in the meat and dairy departments.

    Gross Profit.  Gross profit as a percentage of sales decreased .05% in the 13 weeks ended January 25, 2025 compared to the 13 weeks ended January 27, 2024 due primarily to higher promotional spending (.16%), an unfavorable change in product mix (.14%) and decreased patronage dividends and rebates received from Wakefern (.02%) partially offset by increased departmental gross margin percentages (.17%), decreased warehouse assessment charges from Wakefern (.06%) and lower LIFO charges (.04%). Gross profit in both the 13 weeks ended January 25, 2025 and the 13 weeks ended January 27, 2024 was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2025 (.62%) and 2024 (.58%).

Gross profit as a percentage of sales increased .23% in the 26 weeks ended January 25, 2025 compared to the 26 weeks ended January 27, 2024 due primarily to increased departmental gross margin percentages (.17%), higher patronage dividends and rebates received from Wakefern (.16%), decreased warehouse assessment charges from Wakefern (.13%) and lower LIFO charges (.05%) partially offset by an unfavorable change in product mix (.18%) and higher promotional spending (.10%). Gross profit in both the 26 weeks ended January 25, 2025 and the 26 weeks ended January 27, 2024 was favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2025 (.32%) and 2024 (.30%).
Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .49% in the 13 weeks ended January 25, 2025 compared to the 13 weeks ended January 27, 2024 due primarily to lower facility insurance costs (.12%), decreased legal and consulting fees (.13%), sales leverage on occupancy and facility costs (.07%), reduced supply (.07%), employee costs (.06%) and security spends (.05%).

Operating and administrative expense as a percentage of sales decreased .08% in the 26 weeks ended January 25, 2025 compared to the 26 weeks ended January 27, 2024 due primarily to sales leverage on occupancy and facility costs (.09%), lower facility insurance costs (.07%), reduced supply spending (.06%), lower legal and consulting fees (.05%) and decreased security spends (.04%) partially offset by increased external fees associated with digital sales growth (.11%) and employee costs (.10%).
Depreciation and Amortization.  Depreciation and amortization expense varied slightly in the 13 and 26 weeks ended January 25, 2025 compared to the 13 and 26 weeks ended January 27, 2024, respectively, due primarily to capital expenditures.

 Interest Expense.  Interest expense decreased in the 13 and 26 weeks ended January 25, 2025 compared to the 13 and 26 weeks ended January 27, 2024 due primarily to lower average outstanding debt balances.

Interest Income.  Interest income decreased in the 13 weeks ended January 25, 2025 compared to the 13 weeks ended January 27, 2024 due primarily to lower interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Interest income decreased in the 26 weeks ended January 25, 2025 compared to the 26 weeks ended January 27, 2024 due primarily to lesser amounts invested in demand deposits at Wakefern and lower interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 31.1% in the 13 weeks ended January 25, 2025 compared to 31.5% in the 13 weeks ended January 27, 2024. The effective income tax rate was 31.1% in the 26 weeks ended January 25, 2025 compared to 31.5% in the 26 weeks ended January 27, 2024.

Net Income.  Net income was $16,896 in the 13 weeks ended January 25, 2025 compared to $14,480 in the 13 weeks ended January 27, 2024. Net income was $29,697 in the 26 weeks ended January 25, 2025 compared to $26,066 in the 26 weeks ended January 27, 2024.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024. As of January 25, 2025, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $60,952 in the 26 weeks ended January 25, 2025 compared to $48,674 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2025 was primarily due to an increase in net income and changes in working capital. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $11,221 in fiscal 2025 compared to an increase of $2,551 in fiscal 2024. The change in impact of working capital is due primarily to the timing of tax payments, increased patronage dividends received partially offset by timing of payments associated with promotional funding and pension benefits.

During the 26 weeks ended January 25, 2025, Village used cash to fund capital expenditures of $27,548, dividends of $6,652, principal payments of long-term debt of $5,468, additional net investments of $4,298 in notes receivable from Wakefern and an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $339.  Capital expenditures primarily include costs associated with construction of replacement stores and various technology, equipment and facility upgrades.

We have budgeted $75,000 for capital expenditures in fiscal 2025. Planned expenditures include costs for construction of replacement stores in both East Orange, NJ and Watchung, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2025 are expected to be cash and cash equivalents on hand at January 25, 2025 and operating cash flow generated in fiscal 2025.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,352 as of January 25, 2025. As of January 25, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet. No additional equity investment is expected for this project.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At January 25, 2025, the Company held variable rate notes receivable due from Wakefern of $35,223 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $36,360 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $35,577 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $24,821 at January 25, 2025 compared to $25,485 at July 27, 2024. Working capital ratios at the same dates were 1.13 and 1.15 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

In connection with the financing, the Company loaned $4,835 to VSM Investment Fund, LLC (the "Investment Fund") at an interest rate of  1.403% per year and with a maturity date of December 31, 2044. Wells Fargo contributed $2,375 to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. The Investment Fund is a wholly owned subsidiary of Wells Fargo.  The loan to the Investment Fund was recorded in Other assets in the consolidated balance sheets.

The Investment Fund then contributed the proceeds to a CDE, which, in turn, loaned combined funds of $6,563, net of debt issuance costs, to Village Super Market of NY, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.000% per year with a maturity date of December 31, 2051. The proceeds of the loans from the CDE were used to partially fund the construction of the Bronx store. The Notes payable related to New Markets Tax Credit, net of debt issuance costs, were recorded in long-term debt in the consolidated balance sheets.

The NMTC was subject to 100% recapture for a period of seven years, which ended in December 2024. The Company was required to and fulfilled its obligation to be in compliance with various regulations and contractual provisions that applied to the New Markets Tax Credit arrangement for the duration of the seven year recapture period. The transaction included a put/call provision whereby the Company would be obligated or entitled to repurchase Wells Fargo's interest in the Investment Fund for a de minimus amount. In January 2025, Wells Fargo exercised the put option requiring Village to repurchase Wells Fargo's interest in the Investment Fund. This resulted in a non-cash extinguishment of the $6,563 loans payable to the CDE and the $4,835 loan receivable from the Investment Fund. The $1,728 net benefit resulting from the loan extinguishments was recognized ratably over the seven-year compliance period as a reduction in operating and administrative expense.

Based on current trends, the Company believes cash and cash equivalents on hand at January 25, 2025, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of January 25, 2025 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024.

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
•The Company uses a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile, general liability, property, employment practices, director and officers’ liability, and certain employee health care benefits. Any projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and insolvency of insurance carriers could all affect our financial condition, results of operations, or cash flows.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended January 25, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Village Super Market, Inc.
Registrant

Dated: March 5, 2025	/s/ John J. Sumas
John J. Sumas
(Chief Executive Officer)

Dated: March 5, 2025	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)