Form 10-Q
period 2025-04-26
VILLAGE SUPER MARKET INC
filed 2025-06-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 26, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

June 4, 2025

Class A Common Stock, No Par Value	10,630,877 Shares
Class B Common Stock, No Par Value	4,125,045 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	April 26, 2025	July 27, 2024
ASSETS
Current assets
Cash and cash equivalents	$115,360	$117,261
Merchandise inventories	51,181	46,739
Patronage dividend receivable	9,945	16,068
Income taxes receivable	118	2,252
Other current assets	18,423	17,382
Total current assets	195,027	199,702

Property, equipment and fixtures, net	331,538	303,217
Operating lease assets	248,391	259,764
Notes receivable from Wakefern	109,152	102,862
Investment in Wakefern	32,207	33,093
Investments in Real Estate Partnerships	21,312	19,923
Goodwill	24,190	24,190
Other assets	33,756	38,913
Total assets	$995,573	$981,664
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities
Operating lease obligations	$21,559	$21,282
Finance lease obligations	1,010	879
Notes payable to Wakefern	560	751
Current portion of debt	9,593	9,481
Accounts payable to Wakefern	80,101	80,902
Accounts payable and accrued expenses	37,361	28,433
Accrued wages and benefits	31,680	32,489
Income taxes payable	2,019	—
Total current liabilities	183,883	174,217
Long-term debt
Operating lease obligations	245,199	256,091
Finance lease obligations	18,571	19,525
Notes payable to Wakefern	514	911
Long-term debt	50,728	62,764
Total long-term debt	315,012	339,291
Pension liabilities	3,034	5,113
Other liabilities	13,964	15,484
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,628 shares at April 26, 2025 and 11,559 shares at July 27, 2024	82,701	80,186
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at April 26, 2025 and 4,204 shares at July 27, 2024	670	683
Retained earnings	411,497	380,618
Accumulated other comprehensive income	5,277	6,579
Less treasury stock, Class A, at cost: 997 shares at April 26, 2025 and 999 shares at July 27, 2024	(20,465)	(20,507)
Total shareholders’ equity	479,680	447,559
Total liabilities and shareholders’ equity	$995,573	$981,664
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Sales	$563,669	$546,396	$1,721,016	$1,658,329

Cost of sales	401,488	390,464	1,226,951	1,186,007

Gross profit	162,181	155,932	494,065	472,322

Operating and administrative expense	139,683	137,650	416,457	404,419

Depreciation and amortization	8,773	8,078	25,758	25,108

Operating income	13,725	10,204	51,850	42,795

Interest expense	(899)	(1,015)	(2,871)	(3,125)

Interest income	3,256	3,634	10,228	11,202

Income before income taxes	16,082	12,823	59,207	50,872

Income taxes	4,921	3,857	18,349	15,842

Net income	$11,161	$8,966	$40,858	$35,030

Net income per share:
Class A common stock:
Basic	$0.84	$0.67	$3.07	$2.63
Diluted	$0.75	$0.60	$2.76	$2.36

Class B common stock:
Basic	$0.54	$0.44	$1.99	$1.71
Diluted	$0.54	$0.44	$1.99	$1.71

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended		39 Weeks Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Net income	$11,161	$8,966	$40,858	$35,030

Other comprehensive income:
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(989)	738	(1,099)	38
Amortization of pension actuarial gain, net of tax (2)	(68)	(75)	(203)	(224)

Comprehensive income	$10,104	$9,629	$39,556	$34,844

(1)Amount is net of tax of $447 and $339 for the 13 weeks ended April 26, 2025 and April 27, 2024, respectively, and $497 and $16 for the 39 weeks ended April 26, 2025 and April 27, 2024, respectively.
(2)Amount is net of tax of $31 and $34 for the 13 weeks ended April 26, 2025 and April 27, 2024, respectively, and $93 and $103 for the 39 weeks ended April 26, 2025 and April 27, 2024, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended April 26, 2025 and April 27, 2024
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 25, 2025	11,620	$81,792	4,125	$670	$403,663	$6,334	998	$(20,491)	$471,968
Net income	—	—	—	—	11,161	—	—	—	11,161
Other comprehensive loss, net of tax of $478	—	—	—	—	—	(1,057)	—	—	(1,057)
Dividends	—	—	—	—	(3,327)	—	—	—	(3,327)
Exercise of stock options	1	6	—	—	—	—	(1)	26	32
Restricted shares forfeited	(1)	(1)	—	—	—	—	—	—	(1)
Share-based compensation expense	8	904	—	—	—	—	—	—	904
Balance, April 26, 2025	11,628	$82,701	4,125	$670	$411,497	$5,277	997	$(20,465)	$479,680

Balance, January 27, 2024	11,556	$78,000	4,204	$683	$362,862	$7,285	968	$(19,685)	$429,145
Net income	—	—	—	—	8,966	—	—	—	8,966
Other comprehensive income, net of tax of $305	—	—	—	—	—	663	—	—	663
Dividends	—	—	—	—	(3,303)	—	—	—	(3,303)
Treasury stock purchases	—	—	—	—	—	—	9	(219)	(219)
Restricted shares forfeited	—	—	—	—	—	—	—	—	—
Share-based compensation expense	6	955	—	—	—	—	—	—	955
Balance, April 27, 2024	11,562	$78,955	4,204	$683	$368,525	$7,948	977	$(19,904)	$436,207

	39 Weeks Ended April 26, 2025 and April 27, 2024
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	40,858	—	—	—	40,858
Other comprehensive loss, net of tax of $590	—	—	—	—	—	(1,302)	—	—	(1,302)
Dividends	—	—	—	—	(9,979)	—	—	—	(9,979)
Exercise of stock options	2	11	—	—	—	—	(2)	42	53
Restricted shares forfeited	(20)	(195)	—	—	—	—	—	—	(195)
Share-based compensation expense	8	2,686	—	—	—	—	—	—	2,686
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, April 26, 2025	11,628	$82,701	4,125	$670	$411,497	$5,277	997	$(20,465)	$479,680

Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	35,030	—	—	—	35,030
Other comprehensive loss, net of tax of $87	—	—	—	—	—	(186)	—	—	(186)
Dividends	—	—	—	—	(10,002)	—	—	—	(10,002)
Treasury stock purchases	—	—	—	—	—	—	65	(1,577)	(1,577)
Restricted shares forfeited	(21)	(80)	—	—	—	—	—	—	(80)
Share-based compensation expense	20	2,856	—	—	—	—	—	—	2,856
Balance, April 27, 2024	11,562	$78,955	4,204	$683	$368,525	$7,948	977	$(19,904)	$436,207

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	39 Weeks Ended
	April 26, 2025	April 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,858	$35,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,524	26,566
Non-cash share-based compensation	2,491	2,776
Deferred taxes	(1,338)	(588)
Provision to value inventories at LIFO	614	1,399
Gain on sale of property, equipment and fixtures	(26)	(209)
Changes in assets and liabilities:
Merchandise inventories	(5,056)	(4,044)
Patronage dividend receivable	6,123	2,443
Accounts payable to Wakefern	(1,587)	630
Accounts payable and accrued expenses	2,600	340
Accrued wages and benefits	(809)	(252)
Income taxes receivable / payable	4,098	(9,831)
Other assets and liabilities	(3,954)	3,780
Net cash provided by operating activities	71,538	58,040
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48,705)	(54,103)
Proceeds from the sale of assets	—	196
Investment in notes receivable from Wakefern	(6,290)	(39,849)
Maturity of notes receivable from Wakefern	—	33,338
Investment in real estate partnership	(339)	(4,704)
Net cash used in investing activities	(55,334)	(65,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	53	—
Excess tax benefit related to share-based compensation	55	—
Principal payments of long-term debt	(8,234)	(8,304)
Dividends	(9,979)	(10,002)
Treasury stock purchases	—	(1,577)
Net cash used in financing activities	(18,105)	(19,883)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,901)	(26,965)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,261	140,910
CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,360	$113,945

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,871	$3,125
Income taxes	$15,535	$26,260

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$31
Capital expenditures included in accounts payable and accrued expenses	$13,087	$7,034
Lease obligations obtained in exchange for right-of-use assets	$10,805	$5,550
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 26, 2025 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 26, 2025 and April 27, 2024 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 27, 2024 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended April 26, 2025 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 26, 2025		April 27, 2024		April 26, 2025		April 27, 2024
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$335,755	59.6%	$325,450	59.6%	$1,033,736	60.1%	$996,947	60.1%
Fresh (2)	203,415	36.1	199,157	36.4	612,624	35.6	595,287	35.9
Pharmacy	22,710	4.0	20,247	3.7	69,320	4.0	60,795	3.7
Other (3)	1,789	0.3	1,542	0.3	5,336	0.3	5,300	0.3

Total Sales	$563,669	100.0%	$546,396	100.0%	$1,721,016	100.0%	$1,658,329	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, gift card and lottery commissions and wholesale sales.

2. MERCHANDISE INVENTORIES

    At April 26, 2025 and July 27, 2024, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $22,403 and $21,789 higher than reported at April 26, 2025 and July 27, 2024, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		39 Weeks Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Net income	$11,161	$8,966	$40,858	$35,030
Distributed and allocated undistributed Net income to unvested restricted shareholders	364	330	1,371	1,310
Net income available to Class A and Class B shareholders	$10,797	$8,636	$39,487	$33,720

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended		39 Weeks Ended
	April 26, 2025		April 26, 2025
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$8,550	$2,247	$31,210	$8,277
Conversion of Class B to Class A shares	2,247	—	8,277	—
Net income allocated, diluted	$10,797	$2,247	$39,487	$8,277

Denominator:
Weighted average shares outstanding, basic	10,190	4,125	10,160	4,150
Conversion of Class B to Class A shares	4,125	—	4,150	—
Weighted average shares outstanding, diluted	14,315	4,125	14,310	4,150

	13 Weeks Ended		39 Weeks Ended
	April 27, 2024		April 27, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$6,798	$1,838	$26,550	$7,170
Conversion of Class B to Class A shares	1,838	—	7,170	—
Net income allocated, diluted	$8,636	$1,838	$33,720	$7,170

Denominator:
Weighted average shares outstanding, basic	10,092	4,204	10,112	4,204
Conversion of Class B to Class A shares	4,204	—	4,204	—
Weighted average shares outstanding, diluted	14,296	4,204	14,316	4,204

    Outstanding stock options to purchase Class A shares of 2 were excluded from the calculation of diluted net income per share at April 27, 2024 as a result of their anti-dilutive effect. In addition, 429 and 485 non-vested restricted Class A shares, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 26, 2025 and April 27, 2024, respectively, due to their anti-dilutive effect.

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

At April 26, 2025, the Company held variable rate notes receivable due from Wakefern of $35,918 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $37,077 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $36,157 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at April 26, 2025 and July 27, 2024 are $100,070 and $97,126, respectively, of demand deposits invested at Wakefern at overnight money market rates.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,340 as of April 26, 2025. As of April 26, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet. No additional equity investment is expected for this project.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 39 weeks ended April 26, 2025.

5. COMMITMENTS and CONTINGENCIES

    The Company is involved in litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	April 26, 2025	July 27, 2024
Secured term loans	$46,445	$49,646
Unsecured term loan	13,876	17,662
New Market Tax Credit Financing	—	4,937

Total debt, excluding obligations under leases	60,321	72,245
Less current portion	9,593	9,481

Total long-term debt, excluding obligations under leases	$50,728	$62,764

Credit Facility

The Company has a credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable Secured Overnight Financing Rate ("SOFR") plus 1.25% and expires on April 30, 2030.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,438 outstanding at April 26, 2025), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 26, 2025. As of April 26, 2025, $67,562 remained available under the unsecured revolving line of credit.

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

As of April 26, 2025, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $496 and $748 during the 13 weeks ended April 26, 2025 and April 27, 2024, respectively, and $1,768 and $2,304 during the 39 weeks ended April 26, 2025 and April 27, 2024, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $60,515 as of April 26, 2025. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $5,761 as of April 26, 2025.

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

The Company’s stores, nine of which are owned, average 57,000 total square feet. These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird, Fairway and Gourmet Garage brands. Our Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.
The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.
On April 9, 2025, we opened a 72,000 sq. ft. replacement ShopRite store in Watchung, NJ, that replaced an existing 44,000 sq. ft. store.
On March 17, 2024, we opened an 83,000 sq. ft. replacement ShopRite store in Old Bridge, NJ, that replaced an existing 32,000 sq. ft. store.
On November 1, 2023, we closed an 8,400 sq. ft. Gourmet Garage store located in New York City. The impact associated with the closure and ongoing results of operating were not material to Village’s consolidated financial statements.

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
The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	13 Weeks Ended		39 Weeks Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Net Income	$11,161	$8,966	$40,858	$35,030

Adjustments to Operating Expenses:
Store pre-opening costs (1)	684	907	684	907
Adjustments to Income Taxes:
Tax impact of adjustments to operating expenses	(212)	(281)	(212)	(281)
Adjusted net income	$11,633	$9,592	$41,330	$35,656

Operating and administrative expenses	$139,683	$137,650	$416,457	$404,419
Adjustments to operating and administrative expenses	(684)	(907)	(684)	(907)
Adjusted operating and administrative expenses	138,999	136,743	415,773	403,512
Adjusted operating and administrative expenses as a % of sales	24.66%	25.03%	24.16%	24.33%

(1) Fiscal 2025 pre-opening costs are associated with opening of the Watchung, NJ ShopRite replacement store that opened on April 9, 2025 and fiscal 2024 pre-opening costs are associated with the opening of the Old Bridge, NJ ShopRite replacement store that opened on March 17, 2024.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.23	71.46	71.29	71.52
Gross profit	28.77	28.54	28.71	28.48
Operating and administrative expense	24.78	25.19	24.20	24.39
Depreciation and amortization	1.56	1.48	1.49	1.51
Operating income	2.43	1.87	3.02	2.58
Interest expense	(0.16)	(0.19)	(0.17)	(0.19)
Interest income	0.58	0.67	0.59	0.68
Income before income taxes	2.85	2.35	3.44	3.07
Income taxes	0.87	0.71	1.07	0.96
Net income	1.98%	1.64%	2.37%	2.11%

    Sales.  Sales were $563,669 in the 13 weeks ended April 26, 2025, an increase of 3.2% compared to the 13 weeks ended April 27, 2024.  Sales increased due to an increase in same store sales of 1.9%, the opening of the Watchung, NJ replacement store on April 9, 2025 and the opening of the Old Bridge, NJ replacement store on March 17, 2024. Same store sales increased due primarily to digital sales growth, continued growth in recently remodeled stores, higher pharmacy sales and inflation in the meat and dairy departments. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

Sales were $1,721,016 in the 39 weeks ended April 26, 2025, an increase of 3.8% compared to the 39 weeks ended April 27, 2024. Sales increased due to an increase in same store sales of 2.2%, the opening of the Watchung, NJ replacement store on April 9, 2025 and the opening of the Old Bridge, NJ replacement store on March 17, 2024. Same store sales increased due primarily to digital sales growth, continued growth in recently remodeled stores, higher pharmacy sales and inflation in the meat and dairy departments.

    Gross Profit.  Gross profit as a percentage of sales increased .23% in the 13 weeks ended April 26, 2025 compared to the 13 weeks ended April 27, 2024 due primarily to higher patronage dividends and other rebates received from Wakefern (.39%), decreased warehouse assessment charges from Wakefern (.07%) and lower LIFO charges (.04%) partially offset by decreased departmental gross margin percentages (.13%), an unfavorable change in product mix (.13%) and higher promotional spending (.01%).

Gross profit as a percentage of sales increased .23% in the 39 weeks ended April 26, 2025 compared to the 39 weeks ended April 27, 2024 due primarily to higher patronage dividends and rebates received from Wakefern (.24%), decreased warehouse assessment charges from Wakefern (.11%), increased departmental gross margin percentages (.07%) and lower LIFO charges (.05%) partially offset by an unfavorable change in product mix (.16%) and higher promotional spending (.07%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .41% in the 13 weeks ended April 26, 2025 compared to the 13 weeks ended April 27, 2024. Adjusted operating and administrative expenses decreased .37% in the 13 weeks ended April 26, 2025 compared to the 13 weeks ended April 27, 2024. The decrease in Adjusted operating and administrative expenses is due primarily to lower employee costs (.24%), advertising expenses (.09%), security spending (.09%) and facility insurance costs (.06%) partially offset by increased utilities rates (.07%).

Operating and administrative expense as a percentage of sales decreased .19% in the 39 weeks ended April 26, 2025 compared to the 39 weeks ended April 27, 2024. Adjusted operating and administrative expense as a percentage of sales decreased .17% in the 39 weeks ended April 26, 2025 compared to the 39 weeks ended April 27, 2024. The decrease in Adjusted operating and administrative expenses is due primarily to sales leverage on occupancy and facility costs (.10%), lower facility insurance costs (.06%), reduced supply spending (.06%), lower legal and consulting fees (.05%) and decreased security spending (.05%) partially offset by higher utility rates (.08%) and increased external fees associated with digital sales growth (.06%).
Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 and 39 weeks ended April 26, 2025 compared to the 13 and 39 weeks ended April 27, 2024, respectively, due primarily to capital expenditures.

Interest Expense.  Interest expense decreased in the 13 and 39 weeks ended April 26, 2025 compared to the 13 and 39 weeks ended April 27, 2024, respectively, due primarily to lower average outstanding debt balances.

Interest Income.  Interest income decreased in the 13 and 39 weeks ended April 26, 2025 compared to the 13 and 39 weeks ended April 27, 2024, respectively, due primarily to lower interest rates on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 30.6% in the 13 weeks ended April 26, 2025 compared to 30.1% in the 13 weeks ended April 27, 2024. The effective income tax rate was 31.0% in the 39 weeks ended April 26, 2025 compared to 31.1% in the 39 weeks ended April 27, 2024.

Net Income.  Net income was $11,161 in the 13 weeks ended April 26, 2025 compared to $8,966 in the 13 weeks ended April 27, 2024. Adjusted net income was $11,633 in the 13 weeks ended April 26, 2025, an increase of 21% compared to $9,592 in the 13 weeks ended April 27, 2024.

Net income was $40,858 in the 39 weeks ended April 26, 2025 compared to $35,030 in the 39 weeks ended April 27, 2024. Adjusted net income was $41,330 in the 39 weeks ended April 26, 2025, an increase of 16% compared to $35,656 in the 39 weeks ended April 27, 2024.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024. As of April 26, 2025, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $71,538 in the 39 weeks ended April 26, 2025 compared to $58,040 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2025 was primarily due to an increase in net income and changes in working capital. Working capital changes, including Other assets and liabilities, increased cash flows from operating activities by $1,415 in fiscal 2025 compared to an decrease of $6,934 in fiscal 2024. The change in impact of working capital is due primarily to the timing of tax payments and increased patronage dividends received partially offset by timing of payments associated with promotional funding and pension benefits.

During the 39 weeks ended April 26, 2025, Village used cash to fund capital expenditures of $48,705, dividends of $9,979, principal payments of long-term debt of $8,234, additional net investments of $6,290 in notes receivable from Wakefern and an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $339.  Capital expenditures primarily include costs associated with construction of replacement stores in Watchung, NJ and East Orange, NJ, purchase of the real estate of the Springfield, NJ store, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades.

We have revised our budgeted capital expenditures downward from prior estimates to approximately $65,000 in fiscal 2025 due to a shift in timing of the opening of the East Orange, NJ replacement store, which is now expected to open in early fiscal 2026. Planned expenditures include costs for construction of replacement stores in both Watchung, NJ and East Orange, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2025 are expected to be cash and cash equivalents on hand at April 26, 2025 and operating cash flow generated in fiscal 2025.

On April 28, 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,340 as of April 26, 2025. As of April 26, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet. No additional equity investment is expected for this project.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At April 26, 2025, the Company held variable rate notes receivable due from Wakefern of $35,918 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $37,077 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $36,157 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $11,144 at April 26, 2025 compared to $25,485 at July 27, 2024. Working capital ratios at the same dates were 1.06 and 1.15 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

Credit Facility

The Company has a credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable Secured Overnight Financing Rate ("SOFR") plus 1.25% and expires on April 30, 2030.

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

Based on current trends, the Company believes cash and cash equivalents on hand at April 26, 2025, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of April 26, 2025 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 27, 2024.

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

•We expect the increase in same store sales to range from 1.5% to 2.5% in fiscal 2025.

•We have revised our budgeted capital expenditures downward from prior estimates to approximately $65,000 in fiscal 2025 due to a shift in timing of the opening of the East Orange, NJ replacement store, which is now expected to open in early fiscal 2026. Planned expenditures include costs for construction of replacement stores in both Watchung, NJ and East Orange, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.
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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 26, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS
Exhibit 4.1	Third Amendment to Amended and Restated Credit Agreement dated April 21, 2025
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification (furnished, not filed)
Exhibit 32.2	Certification (furnished, not filed)
Exhibit 99.1	Press Release
101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Village Super Market, Inc.
Registrant

Dated: June 4, 2025	/s/ John J. Sumas
John J. Sumas
(Chief Executive Officer)

Dated: June 4, 2025	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)