Form 10-K
period 2025-07-26
VILLAGE SUPER MARKET INC
filed 2025-10-09
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the fiscal year ended July 26, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $285.0 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 25, 2025, the last business day of the second fiscal quarter.  There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 9, 2025

Class A common stock, no par value	10,629,425 Shares
Class B common stock, no par value	4,125,045 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2025 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 12, 2025 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.
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
During fiscal 2025, sales per store were $60,591 and sales per average square foot of selling space were $1,524.

Below is a summary of the range of store sizes at July 26, 2025:

Total Square Feet	Number of Stores

Greater than 60,000	18
50,001 to 60,000	9
40,001 to 50,000	4
20,000 to 40,000	3
Less than 20,000	3
Total	37
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

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

Product Categories
	2025	2024
Groceries	34.9%	35.0%
Dairy and Frozen	17.4	17.0
Produce	13.1	13.3
Meats	9.8	9.3
Non-Foods	6.7	6.9
Deli and Prepared Food	7.7	8.0
Pharmacy	4.0	3.7
Seafood	2.6	2.7
Bakery	2.7	2.8
Liquor	0.7	0.8
Other	0.4	0.5
	100%	100%

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

On November 1, 2023, Village closed an 8,400 sq. ft. Gourmet Garage store located in New York City. The impact associated with the closure and ongoing results of operations were not material to Village’s consolidated financial statements.

ACQUISITIONS, DEVELOPMENT AND EXPANSION

The Company has an ongoing program to upgrade and expand its supermarket chain.  This program has included store remodels as well as the opening or acquisition of additional stores.  When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.
We have budgeted $75,000 for capital expenditures in fiscal 2026.  Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at July 26, 2025 and operating cash flow generated in fiscal 2026.
During fiscal 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,328 as of July 26, 2025. As of July 26, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet. No additional equity investment is expected for this project.

Additional store remodels and sites for new stores are in various stages of development.  Village will also consider additional acquisitions should appropriate opportunities arise.

Fiscal 2025

Fiscal 2025 capital expenditures primarily include costs associated with construction of a replacement store in Watchung, NJ that opened on April 9, 2025, a replacement store in East Orange, NJ expected to open in fiscal 2026, the purchase of the real estate of the Springfield, NJ store, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades. The Company also acquired lease right-of-use assets for a potential future store location.

Fiscal 2024

Fiscal 2024 capital expenditures primarily include costs for construction of the Old Bridge, NJ replacement store that opened on March 17, 2024 and initial construction costs for future replacement stores in Watchung, NJ and East Orange, NJ, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.

WAKEFERN FOOD CORPORATION

The Company is the second largest member of Wakefern and owns 12.9% of Wakefern’s outstanding stock as of July 26, 2025.  Wakefern, which was organized in 1946, is the nation’s largest retailer-owned food cooperative.  Wakefern and its 43 shareholder members operate 364 supermarkets and other retail formats, including 77 stores operated by Wakefern.  Only Wakefern and its members are entitled to use Wakefern branded names and trademarks, including the ShopRite, Fairway, Gourmet Garage, PriceRite, The Fresh Grocer, Dearborn Market and Di Bruno Bros., and to participate in related advertising and promotional programs.

The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs and the development of advanced retail technology.  The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 18% of sales in fiscal 2025.

Wakefern distributes as a "patronage dividend" to each of its stockholders a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.

While Wakefern has a substantial professional staff, it operates as a member owned cooperative.  Executives of most members make contributions of time to the business of Wakefern.  Executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchasing, merchandising and other programs.  In addition, Nicholas Sumas, the Company’s President, is a member of the Wakefern Board of Directors.

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

Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro, Breinigsville and Hatfield, Pennsylvania.  The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern.  This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated.  Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern.  If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure.  The Company fulfilled this obligation in fiscal 2025 and 2024.  This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control.  No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores.  A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than Wakefern branded stores in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-Wakefern branded stores in any other locations in the United States.

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

Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores.  As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern.  The Company’s investment in Wakefern and affiliates was $32,207 at July 26, 2025.  The total amount of debt outstanding from all capital pledges to Wakefern is $946 at July 26, 2025.  The maximum per store investment is currently $975.

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

LABOR

As of July 26, 2025, the Company employed approximately 7,200 persons with approximately 70% working part-time.  Approximately 91% of the Company’s employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have expiration dates between March 2025 and June 2028.  Approximately 28% of our associates are represented by unions whose contracts have expired or will expire within one year.  Many of the Company’s competitors are similarly unionized.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

As of July 26, 2025, Village owns the sites of nine of its supermarkets (containing 576,000 square feet of total space).  The remaining 28 stores (containing 1,534,000 square feet of total space), the central commissary and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options.  The stores are freestanding or are located in shopping centers or city storefronts. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions, and construction allowances on a straight-line basis over the term of the lease. The Company owns all trade fixtures and equipment in its stores and several other properties including retail shopping centers and parcels of vacant land, which are available as locations for possible future stores or other development.

As of July 26, 2025, finance lease right-of-use assets of $9,017 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.

The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 26, 2025 was approximately $38,160. For additional information on lease obligations, see Note 7 to the consolidated financial statements.

During fiscal 2022, the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,328 as of July 26, 2025. As of July 26, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the Consolidated Balance Sheet. No additional equity investment is expected for this project.

Village is a limited partner in two additional partnerships, one of which owns a shopping center in which one of our leased stores is located. The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.

ITEM 3.   LEGAL PROCEEDINGS

On May 2, 2025, we filed a Verified Complaint for Declaratory and Injunctive Relief (the “Complaint”) in a matter captioned Village Super Market, Inc., et al. v. Wakefern Food Corp., et al. in the Superior Court of New Jersey, Chancery Division, Middlesex County (the “Chancery Court”). We sought to enjoin the acquisition by Wakefern Food Corp. (“Wakefern”) of Morton Williams Supermarkets (the “Acquisition”) on the basis that the acquisition violates Wakefern’s governing documents, which we believe prohibit Wakefern from acquiring and operating a retail chain that competes directly with its members. We also challenged certain actions and inactions by Wakefern in connection with the Acquisition. Subsequently, we filed an amended complaint in the Chancery Court on September 19, 2025 (the “Amended Complaint”) to include additional claims concerning Wakefern’s actions against us that occurred in August 2025. The Acquisition closed on or about October 1, 2025.

We are in the process of evaluating our options for alternative relief with respect to Wakefern and the Acquisition. Wakefern and the other defendants have filed a motion to dismiss the Amended Complaint, which motion is pending. Notwithstanding the above, the Amended Complaint is pending resolution on the merits. In addition, there is currently a dispute that arose in August 2025 between us and Wakefern related to certain trademark and other agreements between the parties, which dispute has delayed and may further delay the approval of new stores that we have planned. To date, this dispute has not significantly impacted our operations or financial performance or significantly delayed the opening of any new stores. However, Wakefern has indicated that it could take additional actions against us if the matter in controversy is not resolved. At this time, we are unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.

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

2025	High	Low
4th Quarter	$39.14	$35.55
3rd Quarter	$38.04	$30.93
2nd Quarter	$33.32	$28.36
1st Quarter	$33.28	$26.55
2024	High	Low
4th Quarter	$30.82	$24.87
3rd Quarter	$28.61	$25.01
2nd Quarter	$26.52	$23.69
1st Quarter	$24.42	$21.87

As of October 9, 2025, there were approximately 264 holders of record of Class A common stock.

During fiscal 2025, Village paid cash dividends of $13,308. Dividends in fiscal 2025 consist of $1.00 per Class A common share and $.65 per Class B common share.

During fiscal 2024, Village paid cash dividends of $13,341. Dividends in fiscal 2024 consist of $1.00 per Class A common share and $.65 per Class B common share.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(Dollars in thousands, except per share data and per square foot data).

Fiscal 2021 contains 53 weeks, with the additional week included in the fourth quarter. All other fiscal years contain 52 weeks.

For year	July 26, 2025		July 27, 2024		July 29, 2023		July 30, 2022		July 31, 2021
Sales	$2,320,690		$2,236,566		$2,166,654		$2,061,084		$2,030,330
Net income	56,380	(1)	50,462	(2)	49,716	(3)	26,830	(4)	19,994	(5)
Net income as a % of sales	2.43%		2.26%		2.29%		1.30%		0.98%
Net income per share:
Class A common stock:
Basic	$4.24		$3.78		$3.78		$2.06		$1.53
Diluted	3.81		3.40		3.38		1.84		1.37
Class B common stock:
Basic	2.75		2.46		2.45		1.34		1.00
Diluted	2.75		2.46		2.45		1.34		1.00
Cash dividends per share:
Class A	1.00		1.00		1.00		1.00		1.00
Class B	0.65		0.65		0.65		0.65		0.65

At year-end
Total assets	$1,003,711		$981,664		$967,706		$924,448		$889,004
Long-term debt	308,485		339,291		361,418		374,035		370,078
Working capital	23,840		25,485		67,714		79,796		44,023
Shareholders’ equity	491,964		447,559		410,166		372,109		341,473
Book value per share	33.34		30.32		27.61		25.64		23.48

Other data
Same store sales trend (6)	2.1%		2.3%		3.5%		4.1%		2.3%
Total square feet	2,110,000		2,082,000		2,040,000		2,040,000		2,026,000
Average total sq. ft. per store	57,000		56,000		54,000		54,000		55,000
Selling square feet	1,533,000		1,512,000		1,488,000		1,488,000		1,481,000
Sales per average square foot of selling space (7)	$1,524		$1,491		$1,460		$1,390		$1,349
Number of stores	37		37		38		38		37
Sales per average number of stores (7)	$60,591		$58,475		$57,017		$55,635		$52,713
Capital expenditures and acquisitions	$58,765		$63,113		$46,400		$43,270		$25,233

(1) Includes pre-opening costs of $470 (net of tax) associated with opening of the Watchung, NJ ShopRite replacement store opened on April 9, 2025, $1,005 (net of tax) of non-cash impairment charges on the long-lived assets of one Gourmet Garage store and assets held for sale, pension settlement gain of $595 (net of tax) and income of $359 (net of tax) related to rent concessions received on one store location to compensate for disruption in operations during redevelopment of the retail center.
(2) Includes pre-opening costs of $626 (net of tax) associated with opening of the Old Bridge, NJ ShopRite replacement store opened on March 17, 2024 and $1,466 (net of tax) non-cash impairment charges for long-lived assets due to the closure of the automated micro-fulfillment center in south NJ.

(3) Includes litigation settlement gains related to claims associated with the Fairway acquisition and liabilities associated thereto of $828 (net of tax).
(4) Includes pension settlement charges of $8,556 (net of tax) including the result of the termination of the Village Super Market, Inc. Employees’ Retirement Plan, and a $342 (net of tax) gain on the sale of an equity investment.
(5) Includes a $2,802 (net of tax) gain on the sale of the leasehold interest in a non-supermarket related parking lot lease obtained as part of the Fairway acquisition, a gain on the sale of a pharmacy prescription list related to the Silver Spring store, net of store closing costs of $276 (net of tax), non-cash impairment charges for the Fairway trade name and the long lived assets for one Gourmet Garage store of $2,010 (net of tax), pension settlement charges of $409 (net of tax) and estimated net income of $417 due to the fiscal year including a 53rd week.
(6) New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately. The change in same store sales in fiscal 2021 excludes the impact of the 53rd week in fiscal 2021 and the change in same store sales in fiscal 2022 excludes the impact of the 53rd week in fiscal 2021.
(7) Amounts for the year ended July 26, 2025 exclude the results of the Watchung replacement store opened on April 9, 2025. Amounts for the year ended July 27, 2024 exclude the results of the Old Bridge replacement store opened on March 17, 2024 and the closure of a Gourmet Garage location on November 1, 2023. Amounts for the year ended July 30, 2022 exclude the results of the Gourmet Garage store opened in the West Village in Manhattan on April 29, 2022.

Unaudited Quarterly Financial Data
(Dollars in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2025
Sales	$557,697	$599,651	$563,669	$599,673	$2,320,690
Gross profit	161,878	170,006	162,181	168,901	662,966
Net income	12,803	16,896	11,161	15,520	56,380
Net income per share:
Class A common stock:
Basic	0.96	1.27	0.84	1.17	4.24
Diluted	0.86	1.14	0.75	1.05	3.81
Class B common stock:
Basic	0.63	0.82	0.54	0.76	2.75
Diluted	0.63	0.82	0.54	0.76	2.75

2024
Sales	$536,354	$575,579	$546,396	$578,237	$2,236,566
Gross profit	152,948	163,442	155,932	169,653	641,975
Net income (loss)	11,585	14,480	8,966	15,431	50,462
Net income (loss) per share:
Class A common stock:
Basic	0.87	1.09	0.67	1.16	3.78
Diluted	0.78	0.97	0.60	1.04	3.40
Class B common stock:
Basic	0.56	0.71	0.44	0.75	2.46
Diluted	0.56	0.71	0.44	0.75	2.46

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

The Company utilizes a 52 - 53 week fiscal year, ending on the last Saturday in the month of July. Both fiscal 2025 and 2024 contain 52 weeks.

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
The following tables reconcile Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	52 Weeks Ended
	July 26, 2025	July 27, 2024
Net Income	$56,380	$50,462

Adjustments to Operating and Administrative Expenses:
Store pre-opening costs (1)	$684	$907
Pension settlement gain (2)	(874)	—
Rent concession (3)	(517)	—

Adjustments to Impairment of Assets:
Impairment of assets (4)	$1,462	$2,125

Adjustments to Income Taxes:
Tax impact of special items	$(234)	$(940)

Adjusted net income	$56,901	$52,554

Operating and administrative expenses	$555,038	$544,348
Adjustments to operating and administrative expenses	707	(907)
Adjusted operating and administrative expenses	$555,745	$543,441
Adjusted operating and administrative expenses as a % of sales	23.95%	24.30%

(1) Fiscal 2025 pre-opening costs are associated with opening of the Watchung, NJ ShopRite replacement store that opened on April 9, 2025 and fiscal 2024 pre-opening costs are associated with the opening of the Old Bridge, NJ ShopRite replacement store that opened on March 17, 2024.

(2) Fiscal 2025 includes a pension settlement gain related to lump sum payments made under an unfunded, non-qualified company sponsored defined benefit plan.

(3) Fiscal 2025 includes income related to rent concessions received on one store location to compensate for disruption in operations during redevelopment of the retail center.

(4) Fiscal 2025 includes non-cash impairment charges on the long-lived assets of one Gourmet Garage store and assets held for sale. Fiscal 2024 includes non-cash impairment charges for long-lived assets due to the closure of the automated micro-fulfillment center in south NJ.

RESULTS OF OPERATIONS

The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	July 26, 2025	July 27, 2024
Sales	100.00%	100.00%
Cost of sales	71.43%	71.30%
Gross profit	28.57%	28.70%
Operating and administrative expense	23.92%	24.34%
Depreciation and amortization	1.48%	1.48%
Impairment of assets	0.06%	0.10%
Operating income	3.11%	2.78%
Interest expense	(0.16)%	(0.18)%
Interest income	0.58%	0.66%
Income before income taxes	3.53%	3.26%
Income taxes	1.10%	1.00%
Net income	2.43%	2.26%

SALES
Sales were $2,320,690 in fiscal 2025 compared to $2,236,566 in fiscal 2024. Sales increased due to an increase in same store sales of 2.1%, the opening of the Watchung, NJ replacement store on April 9, 2025 and the opening of the Old Bridge, NJ replacement store on March 17, 2024. Same store sales increased due primarily to digital sales growth, continued growth in recently remodeled stores, higher pharmacy sales and inflation in the meat and dairy departments. These increases were partially offset by cannibalization of existing stores from the Watchung replacement store opening and recent competitive store openings.
New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

GROSS PROFIT
Gross profit as a percentage of sales decreased to 28.57% in fiscal 2025 compared to 28.70% in fiscal 2024 due primarily to an unfavorable change in product mix (.15%), higher promotional spending (.08%) and decreased departmental gross margin percentages (.06%) partially offset by higher patronage dividends and rebates received from Wakefern (.07%) and decreased warehouse assessment charges from Wakefern (.09%).

OPERATING AND ADMINISTRATIVE EXPENSE
Operating and administrative expense as a percentage of sales decreased to 23.92% in fiscal 2025 compared to 24.34% in fiscal 2024. Adjusted operating and administrative expense as a percentage of sales decreased to 23.95% in fiscal 2025 compared to 24.30% in fiscal 2024. The decrease in Adjusted operating and administrative expenses is due primarily to lower employee costs (.16%), sales leverage on occupancy and facility costs (.13%), lower facility insurance costs (.06%) and reduced supply spending (.06%) partially offset by higher utility rates (.07%).
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased in fiscal 2025 compared to fiscal 2024 due primarily to capital expenditures.
IMPAIRMENT OF ASSETS
Impairment of assets in fiscal 2025 includes non-cash impairment charges on the long-lived assets of one Gourmet Garage store and assets held for sale. Impairment of assets in fiscal 2024 includes non-cash charges for long-lived assets at the automated micro-fulfillment center which was closed in September 2024.

INTEREST EXPENSE
Interest expense decreased in fiscal 2025 compared to fiscal 2024 due primarily to lower average outstanding debt balances.

INTEREST INCOME

Interest income decreased in fiscal 2025 compared to fiscal 2024 due primarily to lower interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

INCOME TAXES

The effective income tax rate was 31.1% in fiscal 2025 compared to 30.6% in fiscal 2024. The increase in the effective income tax rate is due to the prior year including a favorable deferred tax asset revaluation to reflect changes in state tax rates.

NET INCOME

Net income was $56,380 in fiscal 2025 compared to $50,462 in fiscal 2024.  Adjusted net income was $56,901 in fiscal 2025 compared to $52,554 in fiscal 2024. Adjusted net income increased 8% compared to the prior year due primarily to the 2.1% increase in same store sales and improvements in operating margin.

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

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company’s market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village’s one reporting unit exceeds its carrying value at July 26, 2025. Should the Company’s carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company’s financial position and results of operations. The fair value of indefinite-lived intangible assets are estimated based on the discounted cash flow model using the relief from royalty method.

PATRONAGE DIVIDENDS

As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $14,144 and $16,068 at July 26, 2025 and July 27, 2024, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

For the disclosure related to recently issued accounting standards, see Note 1 to the consolidated financial statements.

LIQUIDITY and CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $93,222 in fiscal 2025 compared to $80,849 in fiscal 2024.  The change in cash flows from operating activities in fiscal 2025 was primarily due an increase in net income and changes in working capital. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $7,922 in fiscal 2025 compared to a decrease of $11,340 in fiscal 2024. The change in impact of working capital is due primarily to the timing of tax payments.

During fiscal 2025, Village used cash to fund capital expenditures of $58,765, dividends of $13,308, principal payments of long-term debt of $11,006, purchase of lease right-of-use assets of $8,133, additional net investments of $8,343 in notes receivable from Wakefern and an investment in a real estate partnership for the development of a retail center in Old Bridge, New Jersey of $339.  Capital expenditures primarily include costs associated with construction of a replacement store in

Watchung, NJ that opened on April 9, 2025, a replacement store in East Orange, NJ expected to open in fiscal 2026, the purchase of the real estate of the Springfield, NJ store, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades. The Company also acquired lease right-of-use assets for a potential future store location.

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

LIQUIDITY and DEBT

Working capital was $23,840 at July 26, 2025 compared to $25,485 at July 27, 2024. Working capital ratios at the same dates were 1.13 and 1.15 to one, respectively. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.
We have budgeted $75,000 for capital expenditures in fiscal 2026. Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at July 26, 2025 and operating cash flow generated in fiscal 2026.

During fiscal 2022 the Company entered into a partnership agreement for a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store with an operating lease obligation of $4,328 as of July 26, 2025. As of July 26, 2025, Village has invested $17,694 into the real estate partnership, which is accounted for as an equity method investment included in Investments in Real Estate Partnerships on the consolidated balance sheet. No additional equity investment is expected for this partnership.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At July 26, 2025, the Company held variable rate notes receivable due from Wakefern of $36,634 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $37,817 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $36,754 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

At July 26, 2025, Village had demand deposits invested at Wakefern in the amount of $92,003. These deposits earn overnight money market rates.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,438 outstanding at July 26, 2025), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 26, 2025. As of July 26, 2025, $67,562 remained available under the unsecured revolving line of credit.

Based on current trends, the Company believes cash and cash equivalents on hand at July 26, 2025, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

During fiscal 2025, Village paid cash dividends of $13,308. Dividends in fiscal 2025 consist of $1.00 per Class A common share and $.65 per Class B common share.

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

•We expect the increase in same store sales to range from 1.0% to 3.0% in fiscal 2026.
•We have budgeted $75,000 for capital expenditures in fiscal 2026. Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at July 26, 2025 and operating cash flow generated in fiscal 2026.
•The Board’s current intention is to continue to pay quarterly dividends in fiscal 2026 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flow and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2026 to be in the range of 31.0% - 32.0%.
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
•The Company’s stores are concentrated in New Jersey, New York, Pennsylvania and Maryland. We are vulnerable to economic downturns in these states in addition to those that may affect the country as a whole. Results of operations may be materially adversely impacted by inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, changes in tariffs, labor shortages, changing demographics, natural disasters, terrorist attacks, the outbreak of pandemics or other illnesses, disruptions to supply chains and disturbances due to social unrest, geopolitical conflict and political instability.
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
RELATED PARTY TRANSACTIONS

The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. At July 26, 2025, the Company’s indebtedness to Wakefern for the outstanding amount of this stock subscription was $946. The maximum per store investment is currently $975. Wakefern distributes as a “patronage dividend” to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

At July 26, 2025, the Company held variable rate notes receivable due from Wakefern of $36,634 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $37,817 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $36,754 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

As disclosed under the heading “Legal Proceedings”, we are currently engaged in litigation with Wakefern. At this time, we are unable to assess the impact of the litigation on our results of operations.

At July 26, 2025, Village had demand deposits invested at Wakefern in the amount of $92,003. These deposits earn overnight money market rates.

The Company leases a supermarket from a realty firm 30% owned by certain Village officers and members of the Board of Directors. The Company paid rent to related parties under this lease of $735 in both fiscal 2025 and 2024, respectively, and has a related lease obligation of $425 at July 26, 2025. This lease expires in fiscal 2026 with options to extend at increasing annual rents.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to three of these partnerships for leased stores of $2,159 and $1,827 in fiscal 2025 and 2024, respectively, and has aggregate lease obligations of $15,050 at July 26, 2025 related to these leases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
	July 26, 2025	July 27, 2024
ASSETS
Current Assets
Cash and cash equivalents	$110,699	$117,261
Merchandise inventories	51,424	46,739
Patronage dividend receivable	14,144	16,068
Income taxes receivable	5,265	2,252
Other current assets	19,223	17,382
Assets held for sale	4,354	—
Total current assets	205,109	199,702
Property, equipment and fixtures, net	322,889	303,217
Operating lease assets	252,291	259,764
Notes receivable from Wakefern	111,205	102,862
Investment in Wakefern	32,207	33,093
Investments in Real Estate Partnerships	21,701	19,923
Goodwill	24,190	24,190
Other assets	34,119	38,913

Total assets	$1,003,711	$981,664
LIABILITIES and SHAREHOLDERS’ EQUITY
Current Liabilities
Operating lease obligations	$21,585	$21,282
Finance lease obligations	1,037	879
Notes payable to Wakefern	541	751
Current portion of debt	9,370	9,481
Accounts payable to Wakefern	83,258	80,902
Accounts payable and accrued expenses	33,177	28,433
Accrued wages and benefits	32,004	32,489
Income taxes payable	297	—
Total current liabilities	181,269	174,217
Long-term debt
Operating lease obligations	241,216	256,091
Finance lease obligations	18,243	19,525
Notes payable to Wakefern	405	911
Long-term debt	48,621	62,764
Total long-term debt	308,485	339,291
Pension liabilities	3,284	5,113
Other liabilities	18,709	15,484
Commitments and Contingencies (Notes 3, 4, 5, 6, 7, 9 and 10)
Shareholders' Equity
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,627 shares at July 26, 2025 and 11,559 shares at July 27, 2024	83,616	80,186
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at July 26, 2025 and 4,204 shares at July 27, 2024	670	683
Retained earnings	423,690	380,618
Accumulated other comprehensive income	4,453	6,579
Less treasury stock, Class A, at cost: 997 shares at July 26, 2025 and 999 shares at July 27, 2024	(20,465)	(20,507)
Total shareholders’ equity	491,964	447,559
Total liabilities and shareholders' equity	$1,003,711	$981,664
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
	Years ended
	July 26, 2025	July 27, 2024

Sales	$2,320,690	$2,236,566
Cost of sales	1,657,724	1,594,591

Gross profit	662,966	641,975

Operating and administrative expense	555,038	544,348
Depreciation and amortization	34,398	33,449
Impairment of assets	1,462	2,125

Operating income	72,068	62,053

Interest expense	(3,751)	(4,135)
Interest income	13,502	14,799

Income before income taxes	81,819	72,717
Income taxes	25,439	22,255

Net income	$56,380	$50,462

Net income per share:
Class A common stock:
Basic	$4.24	$3.78
Diluted	3.81	3.40

Class B common stock:
Basic	$2.75	$2.46
Diluted	2.75	2.46

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
	Years ended
	July 26, 2025	July 27, 2024

Net income	$56,380	$50,462

Other comprehensive income:
Unrealized loss on interest rate swaps, net of tax (1)	(1,168)	(1,373)
Amortization of pension actuarial gain, net of tax (2)	(272)	(379)
Pension remeasurement, net of tax (3)	(91)	197
Pension settlement gain, net of tax (4)	(595)	—
Total other comprehensive loss	(2,126)	(1,555)

Comprehensive income	$54,254	$48,907

(1)Amounts are net of tax of $518 and $406 for 2025 and 2024, respectively.
(2)Amounts are net of tax of $120 and $59 for 2025 and 2024, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amounts are net of tax of $40 and $31 for 2025 and 2024, respectively.
(4)Amount is net of tax of $264 for 2025. All amounts are reclassified from accumulated other comprehensive loss to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

Years ended July 26, 2025 and July 27, 2024
						Accumulated Other Comprehensive Income (Loss)			Total Shareholders' Equity
	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	50,462	—	—	—	50,462
Other comprehensive loss, net of tax of $434	—	—	—	—	—	(1,555)	—	—	(1,555)
Dividends	—	—	—	—	(13,341)	—	—	—	(13,341)
Exercise of stock options	—	14	—	—	—	—	(2)	31	45
Treasury stock purchases	—	—	—	—	—	—	89	(2,211)	(2,211)
Restricted shares forfeited	(28)	(141)	—	—	—	—	—	—	(141)
Share-based compensation expense	24	4,134	—	—	—	—	—	—	4,134
Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	56,380	—	—	—	56,380
Other comprehensive loss, net of tax of $942	—	—	—	—	—	(2,126)	—	—	(2,126)
Dividends	—	—	—	—	(13,308)	—	—	—	(13,308)
Exercise of stock options	2	11	—	—	—	—	(2)	42	53
Restricted shares forfeited	(21)	(214)	—	—	—	—	—	—	(214)
Share-based compensation expense	8	3,620	—	—	—	—	—	—	3,620
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, July 26, 2025	11,627	$83,616	4,125	$670	$423,690	$4,453	997	$(20,465)	$491,964

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 26, 2025	July 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,380	$50,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,654	35,461
Non-cash share-based compensation	3,406	3,993
Non-cash pension settlement gain	(859)	—
Deferred taxes	3,510	(170)
Provision to value inventories at LIFO	593	551
Impairment of assets	1,462	2,125
Gain on sale of assets	(2)	(233)
Changes in assets and liabilities:
Merchandise inventories	(5,278)	(2,775)
Patronage dividend receivable	1,924	(3,602)
Accounts payable to Wakefern	1,834	1,690
Accounts payable and accrued expenses	1,888	(1,209)
Accrued wages and benefits	(485)	2,636
Income taxes receivable / payable	(2,771)	(11,760)
Other assets and liabilities	(5,034)	3,680
Net cash provided by operating activities	93,222	80,849

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58,765)	(63,113)
Proceeds from the sale of assets	2	233
Investment in notes receivable from Wakefern	(8,343)	(41,991)
Investment in real estate partnerships	(339)	(6,480)
Maturity of notes receivable from Wakefern	—	33,338
Acquisition of lease right-of-use assets	(8,133)	—
Net cash used in investing activities	(75,578)	(78,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	53	45
Excess tax benefit related to share-based compensation	55	25
Principal payments of long-term debt	(11,006)	(11,003)
Dividends	(13,308)	(13,341)
Treasury stock purchases, including shares surrendered for withholding taxes	—	(2,211)
Net cash used in financing activities	(24,206)	(26,485)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,562)	(23,649)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	117,261	140,910
CASH AND CASH EQUIVALENTS, END OF YEAR	$110,699	$117,261

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,751	$4,135
Income taxes	24,695	34,160

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$31
Capital expenditures included in accounts payable and accrued expenses	$9,350	$5,972
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

Certain amounts have been reclassified in the fiscal 2024 consolidated balance sheet to conform to the fiscal 2025 presentation.

Fiscal year

The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2025 and 2024 contain 52 weeks.

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

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 26, 2025		July 27, 2024
	Amount	%	Amount	%
Center Store (1)	$1,384,040	59.7%	$1,337,701	59.8%
Fresh (2)	833,038	35.9%	806,202	36.0%
Pharmacy	93,453	4.0%	82,276	3.7%
Other (3)	10,159	0.4%	10,387	0.5%

Total Sales	$2,320,690	100.0%	$2,236,566	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other 3rd party commissions.
(4) 2024 revenues by category have been reclassified to conform to the 2025 current presentation by product category.

Cost of sales

Cost of sales consists of costs of inventory, inbound freight charges, and production costs at the Company's centralized commissary, including materials, labor and overhead. Depreciation expense of $2,256 and $2,012 related to the centralized commissary is included in cost of sales in fiscal 2025 and 2024, respectively.

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

Operating and administrative expense

Operating and administrative expense consists primarily of store and corporate costs, including employee salaries, wages, company-sponsored and multi-employer health and welfare, pension, and defined contribution benefits, supplies, advertising, utilities, facility repairs and maintenance, rent, occupancy costs and administrative expenses.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $12,493 and $11,938 at July 26, 2025 and July 27, 2024, respectively. Included in cash and cash equivalents at July 26, 2025 and July 27, 2024 are $92,003 and $97,126, respectively, of demand deposits invested at Wakefern at overnight money market rates.

Merchandise inventories

At July 26, 2025 and July 27, 2024, approximately 64% of merchandise inventories are stated at the lower of LIFO (last-in, first-out) cost or market. If the FIFO (first-in, first-out) method had been used, inventories would have been $22,382 and $21,789 higher than reported in fiscal 2025 and 2024, respectively. All other inventories are stated at the lower of FIFO cost or market.

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
Advertising

Advertising costs are expensed as incurred. Advertising expense was $11,582 and $12,174 in fiscal 2025 and 2024, respectively.

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

Long-lived assets

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures and operating lease assets on an individual store basis for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. If an impairment triggering event is identified, the Company analyzes the undiscounted estimated future net cash flows from asset groups at the store level to determine if the carrying value of such assets are recoverable from their respective cash flows. If impairment is indicated, it is measured by comparing the fair value of the long-lived asset groups to their carrying value. For assets held for sale, the Company recognizes an impairment based on the excess of the carrying value plus estimated costs of disposal over the fair value.

In Fiscal 2025, Company recognized impairment charges of $1,462 on the long-lived assets of one Gourmet Garage store and real estate assets related to the closed automated micro-fulfillment center in south NJ classified as held for sale. In Fiscal 2024, the Company recognized an impairment charge of $2,125 related to the closure of the automated micro-fulfillment center.

Goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company's indefinite-lived intangible assets balance of $13,299 as of July 26, 2025 and July 27, 2024 are related to the Fairway and Gourmet Garage trade names. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value of goodwill at the reporting unit level, in addition to the value of the Company’s stock. The fair value of trade names are estimated based on the discounted cash flow model using the relief from royalty method.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	Years ended
	July 26, 2025	July 27, 2024
Net income	$56,380	$50,462
Distributed and allocated undistributed Net income to unvested restricted shareholders	1,870	1,866
Net income available to Class A and Class B shareholders	$54,510	$48,596

The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	Years ended
	July 26, 2025		July 27, 2024
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$43,108	$11,402	$38,260	$10,336
Conversion of Class B to Class A shares	11,402	—	10,336	—
Net income allocated, diluted	$54,510	$11,402	$48,596	$10,336

Denominator:
Weighted average shares outstanding, basic	10,170	4,144	10,109	4,204
Conversion of Class B to Class A shares	4,144	—	4,204	—
Weighted average shares outstanding, diluted	14,314	4,144	14,313	4,204

Net income per share is as follows:

	Years ended
	July 26, 2025		July 27, 2024
	Class A	Class B	Class A	Class B
Basic	$4.24	$2.75	$3.78	$2.46
Diluted	$3.81	$2.75	$3.40	$2.46

Non-vested restricted Class A shares of 427 and 456, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at July 26, 2025 and July 27, 2024, respectively, due to their anti-dilutive effect.

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

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” which updates reportable segment disclosure requirements requiring segment reporting be disclosed for companies with a single reportable segment. The Company adopted ASU No. 2023-07 on a retrospective basis in fiscal 2025.

Recently issued accounting standards

The Company monitors accounting standards recently issued by the FASB to assess their impact on the consolidated financial statements, if any.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2023-09 on its consolidated financial statement disclosures.

NOTE 2 — PROPERTY, EQUIPMENT and FIXTURES

Property, equipment and fixtures are comprised as follows:

	July 26, 2025	July 27, 2024
Land and buildings	$157,653	$154,932
Store fixtures and equipment	380,890	375,256
Leasehold improvements	243,696	218,570
Leased property under finance leases	25,211	25,211
Construction in progress	17,625	12,422
Vehicles	1,422	1,448

Total property, equipment and fixtures	826,497	787,839
Accumulated depreciation	(487,414)	(469,375)
Accumulated amortization of property under finance leases	(16,194)	(15,247)

Property, equipment and fixtures, net	$322,889	$303,217

Amortization of leased property under finance leases is included in depreciation and amortization expense.

NOTE 3 — RELATED PARTY INFORMATION - WAKEFERN

The Company’s ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 12.9% of the outstanding shares of Wakefern at July 26, 2025. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.

The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern’s profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2025 and 2024. The Company also has an investment of approximately 9.0% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.

Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store’s purchases from Wakefern. At July 26, 2025, the Company’s indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $946. Installment payments are due as follows: 2026 - $541; 2027 - $380; and 2028 - $25. The maximum per store investment remained $975 in fiscal 2025. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.

Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern’s earnings, which are distributed as a “patronage dividend.” This dividend is based on a distribution of substantially all of Wakefern’s operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village’s share of this annual dividend based on Village’s estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $49,467 and $46,302 in fiscal 2025 and 2024, respectively.

Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support, and other store services. Village incurred charges of $41,539 and $42,459 from Wakefern in fiscal 2025 and 2024, respectively, for non-merchandise products and services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.

On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the Secured Overnight Financing Rate ("SOFR") plus 2.25% and mature on February 15, 2029.

At July 26, 2025, the Company held variable rate notes receivable due from Wakefern of $36,634 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $37,817 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $36,754 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

The Company had demand deposits invested at Wakefern in the amount of $92,003 and $97,126 at July 26, 2025 and July 27, 2024, respectively. These deposits earn overnight money market rates.

Interest income earned on investments with Wakefern was $13,464 and $14,717 in fiscal 2025 and 2024, respectively.

NOTE 4 — DEBT

Long-term debt consists of:

	July 26, 2025	July 27, 2024
Secured term loan	$45,378	$49,646
Unsecured term loan	12,613	17,662
New Market Tax Credit Financing	—	4,937

Total debt, excluding obligations under leases	57,991	72,245
Less current portion	9,370	9,481

Total long-term debt, excluding obligations under leases	$48,621	$62,764

Credit Facility

The Company has a credit facility (the “Credit Facility”) with Wells Fargo National Bank, National Association (“Wells Fargo”). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

•An unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000. Indebtedness under this agreement bears interest at the applicable SOFR plus 1.25% and expires on April 30, 2030.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($7,438 outstanding at July 26, 2025), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at July 26, 2025. As of July 26, 2025, $67,562 remained available under the unsecured revolving line of credit.

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

As of July 26, 2025, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $2,240 and $3,027 during the fiscal years ended July 26, 2025 and July 27, 2024, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps was $58,173 as of July 26, 2025. The fair value of interest rate swaps is included in the following captions on the consolidated balance sheets at July 26, 2025 and July 27, 2024:

	July 26, 2025	July 27, 2024
Other assets	$5,671	$7,356

The fair values of the Company’s interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are:

	Years ended
	July 26, 2025	July 27, 2024
Federal:
Current	$11,372	$12,348
Deferred	3,803	1,148

State:
Current	10,557	10,077
Deferred	(293)	(1,318)

	$25,439	$22,255

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 26, 2025	July 27, 2024
Deferred tax assets:
Lease liabilities	$86,132	$91,188
Compensation related costs	6,282	5,513
Pension costs	1,127	1,691
Other	849	814

Total deferred tax assets	94,390	99,206

Deferred tax liabilities:
Tax over book depreciation	25,770	21,947
Lease assets	76,329	81,404
Patronage dividend receivable	4,022	4,615
Investment in partnerships	1,437	775
Other	1,731	2,794

Total deferred tax liabilities	109,289	111,535

Net deferred tax liability	$(14,899)	$(12,329)

Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets at July 26, 2025 and July 27, 2024:

	July 26, 2025	July 27, 2024
Other assets	3,252	2,584
Other liabilities	(18,151)	(14,913)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management’s opinion, in view of the Company’s previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at July 26, 2025 and July 27, 2024.

The effective income tax rate differs from the statutory federal income tax rate as follows:

	Years ended
	July 26, 2025	July 27, 2024
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	9.9%	10.2%
Other	0.2%	(0.6)%

Effective income tax rate	31.1%	30.6%

The Company is not currently under audit by any tax authorities, but is open to examination with varying statutes of limitations, generally ranging from three to four years.

NOTE 7 — LEASES
Description of leasing arrangements

The Company leases 28 retail stores, as well as a commissary, the corporate headquarters and equipment at July 26, 2025. The majority of initial lease terms range from 20 to 30 years. Most of the Company’s leases contain renewal options at increased rents of five years each at the Company’s sole discretion. These options enable Village to retain the use of facilities in desirable operating areas.

The composition of total lease cost is as follows:

		Years ended
	Consolidated Statement of Operations Classification	July 26, 2025	July 27, 2024
Operating lease cost	Operating and administrative expense	$36,075	$36,989
Finance lease cost
Amortization of leased assets	Depreciation and amortization	947	947
Interest on lease liabilities	Interest expense	1,719	1,802
Variable lease cost	Operating and administrative expense	21,423	22,044

Total lease cost		$60,164	$61,782

As of July 26, 2025 and July 27, 2024, finance lease right-of-use assets of $9,017 and $9,964, respectively, are included in property, equipment and fixtures, net in the Company's consolidated balance sheet. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised. The Company's lease liabilities mature as follows as of July 26, 2025:

	Operating leases	Finance leases	Total
2026	$32,966	$2,657	$35,623
2027	35,540	2,893	38,433
2028	34,143	2,893	37,036
2029	33,008	2,893	35,901
2030	31,324	3,046	34,370
Thereafter	179,631	14,461	194,092
Total lease payments	346,612	28,843	375,455
Less amount representing interest	83,811	9,563	93,374

Present value of lease liabilities	$262,801	$19,280	$282,081

The Company has no future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 26, 2025.

As of July 26, 2025, the Company's lease terms and discount rates are as follows:

	July 26, 2025	July 27, 2024
Weighted-average remaining lease term (years)
Operating leases	12.1	12.0
Finance leases	10.6	11.5
Weighted-average discount rate
Operating leases	4.5%	4.3%
Finance leases	8.6%	8.5%

Supplemental cash flow information related to leases is as follows:

	Years ended
	July 26, 2025	July 27, 2024
Cash paid for amounts in the measurement of lease liabilities
Operating cash flows from operating leases	$35,303	$35,618
Operating cash flows from finance leases	1,719	1,802
Financing cash flows from finance leases	1,138	887
Lease obligations obtained in exchange for right-of-use assets (non-cash)	13,918	12,727

Related party leases

The Company leases a supermarket from a realty firm 30% owned by certain Village officers and members of the Board of Directors. The Company paid rent to related parties under this lease of $735 in both fiscal 2025 and 2024, and has a related lease obligation of $425 at July 26, 2025. This lease expires in fiscal 2026 with options to extend at increasing annual rent.

The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to three of these partnerships for leased stores of $2,159 and $1,827 in fiscal 2025 and 2024, respectively, and has related aggregate lease obligations of $15,050 at July 26, 2025.

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

The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. The Company made no open market purchases under this repurchase program in fiscal 2025 and $1,854 in fiscal 2024. The Company's share repurchase program had $1,349 remaining at both July 26, 2025 and July 27, 2024. In fiscal 2024, the Company purchased $357 in shares of Class A Common Stock that were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares.

Village has two share-based compensation plans, which are described below. The compensation cost charged against income for these plans was $3,406 and $3,993 in fiscal 2025 and 2024, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $859 and $868 in fiscal 2025 and 2024, respectively.

On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the “2016 Plan”) under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan. Terms and conditions of awards are determined by the Board of Directors. Restricted stock awards primarily cliff vest three years from the date of grant. There are 697 shares remaining for future grants under the 2016 Plan.

The following table summarizes option activity under all plans for the following years:

	Years ended
	July 26, 2025		July 27, 2024
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	2	$25.47	88	$28.72
Exercised	(2)	25.47	(2)	27.71
Forfeited	—	—	(84)	28.82

Outstanding at end of year	—	$—	2	$25.47

Options exercisable at end of year	—	$—	2	$25.47

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

The following table summarizes restricted stock activity under all plans for the following years:

	Years ended
	July 26, 2025		July 27, 2024
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	456	$22.98	503	$22.90
Granted	8	33.04	24	24.42
Vested	(16)	22.90	(43)	22.90
Forfeited	(21)	22.93	(28)	22.90

Nonvested at end of year	427	$23.17	456	$22.98

The total fair value of restricted shares vested during fiscal 2025 and 2024 was $530 and $1,141, respectively.

As of July 26, 2025, there was $2,432 of total unrecognized compensation costs related to nonvested restricted stock granted under the above plans. That cost is expected to be recognized over a weighted-average period of 0.7 years.

The Company declared and paid cash dividends on common stock as follows:

	Years ended
	July 26, 2025	July 27, 2024
Per share:
Class A common stock	$1.00	$1.00
Class B common stock	0.65	0.65

Aggregate:
Class A common stock	$10,614	$10,609
Class B common stock	2,694	2,732

	$13,308	$13,341

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
The Company’s participation in these plans is outlined in the following tables.  The “EIN / Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit pension plan number.  The most recent “Pension Protection Act Zone Status” available in 2024 and 2023 is for the plan’s year-end at December 31, 2024 and December 31, 2023, respectively, unless otherwise noted.  Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending / Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the year ended (5)			Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2024	2023		July 26, 2025	July 27, 2024	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$904	$903	N/A	August 2025
UFCW Local 1262 & Employers Pension Fund (2), (4)	22-6074414-001	Red	Red	Implemented	2,691	2,656	No	October 2027
UFCW Regional Pension Plan (3), (4)	16-6062287-074	Red	Red	Implemented	$1,391	$1,330	No	June 2028
Total Contributions					$4,986	$4,889

(1)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2024 and December 31, 2023.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2023 and December 31, 2022.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2024 and September 30, 2023.
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
(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan.  As of July 26, 2025, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.

Other Multi-Employer Benefit Plans

The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $37,978 and $37,216 in fiscal 2025 and 2024, respectively.

Defined Contribution Plans

The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $2,266 and $2,028 in fiscal 2025 and 2024, respectively.   The Company also contributes to union sponsored defined contribution plans for certain eligible associates.  Company contributions under these plans were $3,770 and $3,339 in fiscal 2025 and 2024, respectively.

Defined Benefit Plans

In fiscal 2025, the Company sponsored two defined benefit pension plans. One of the plans is a tax-qualified plan covering members of a union, which is frozen and participants no longer earn service credit. Benefits under the union plan are based on a fixed amount for each year of service, and benefits under the nonunion plan are based upon percentages of annual compensation. Funding for these plans is based on an analysis of the specific requirements and an evaluation of the assets and liabilities of each plan. The second plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives. Pension liabilities were $3,284 and $5,113 as of July 26, 2025 and July 27, 2024, respectively, and net periodic pension cost for the plans was a gain of $774 and expense of $10 in fiscal 2025 and 2024, respectively.

Additionally, the Company recognized a settlement gain of $859 in fiscal 2025 related to the non-qualified plan as benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.

NOTE 10 — COMMITMENTS and CONTINGENCIES

Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company’s seven unions have or will expire between March 2025 and June 2028.  28% of our associates are represented by unions whose contracts have already expired or expire within one year.  Any work stoppages could have an adverse impact on our financial results.

On May 2, 2025, we filed a Verified Complaint for Declaratory and Injunctive Relief (the “Complaint”) in a matter captioned Village Super Market, Inc., et al. v. Wakefern Food Corp., et al. in the Superior Court of New Jersey, Chancery Division, Middlesex County (the “Chancery Court”). We sought to enjoin the acquisition by Wakefern Food Corp. (“Wakefern”) of Morton Williams Supermarkets (the “Acquisition”) on the basis that the acquisition violates Wakefern’s governing documents, which we believe prohibit Wakefern from acquiring and operating a retail chain that competes directly with its members. We also challenged certain actions and inactions by Wakefern in connection with the Acquisition. Subsequently, we filed an amended complaint in the Chancery Court on September 19, 2025 (the “Amended Complaint”) to include additional claims concerning Wakefern’s actions against us that occurred in August 2025. The Acquisition closed on or about October 1, 2025.

We are in the process of evaluating our options for alternative relief with respect to Wakefern and the Acquisition. Wakefern and the other defendants have filed a motion to dismiss the Amended Complaint, which motion is pending. Notwithstanding the above, the Amended Complaint is pending resolution on the merits. In addition, there is currently a dispute that arose in August 2025 between us and Wakefern related to certain trademark and other agreements between the parties, which dispute has delayed and may further delay the approval of new stores that we have planned. To date, this dispute has not significantly impacted our operations or financial performance or significantly delayed the opening of any new stores. However, Wakefern has indicated that it could take additional actions against us if the matter in controversy is not resolved. At this time, we are unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 11 — SEGMENT REPORTING

The Company operates a chain of supermarkets in New Jersey, New York, Maryland and Pennsylvania. The Company consists of one operating segment, the retail sale of food and nonfood products. The Company's supermarkets offer similar products to a similar base of customers. Processes for purchasing and distribution, and the regulatory environments they operate in, are all similar and predominantly centralized. The Company does not have any customer representing more than 10% of total revenues.

The Company’s Chief Executive Officer and President, together as a group, are the chief operating decision maker ("CODM"). The CODM assesses performance and allocates resources using income before income taxes and net income. The CODM also uses these measures to evaluate and make decisions on budgets, opening, closing, remodeling or replacing stores, negotiations, marketing decisions, and acquisitions. The CODM is provided asset information on a consolidated basis as is reported on the consolidated balance sheets.

The following table summarizes sales, significant expenses, income before income taxes and net income on the Company’s single reportable segment:

	2025	2024

Sales:
Net Merchandise Sales	$2,310,531	$2,226,179
Other Sales (1)	10,159	10,387
Total Sales	$2,320,690	$2,236,566
Less:
Cost of sales	1,657,724	1,594,591
Store labor	209,816	206,715
Other operating and administrative expense (2)	345,222	337,633
Depreciation and amortization	34,398	33,449
Impairment of assets	1,462	2,125
Interest expense	3,751	4,135
Interest income	(13,502)	(14,799)
Income before income taxes	81,819	72,717
Income taxes	25,439	22,255
Net income	$56,380	$50,462

Capital expenditures and payments for other long-lived asset	$66,898	$63,113
(1) See Note 1 for a description of Other sales.
(2) Other operating and administrative expense includes fringe payroll and benefit costs, occupancy expenses, utility costs, other facility costs, advertising, other operating expenses, non-store selling, general, and administrative expenses and income from equity method investments. The Company had equity method investments of $23,124 and $21,303 at July 26, 2025 and July 27, 2024, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Village Super Market, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 26, 2025 and July 27, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 26, 2025 and July 27, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 26, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of indicators of impairment of long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets, such as property, equipment and fixtures and operating lease assets, for events or changes in circumstances that might indicate the carrying amount of an asset group may not be recoverable. The Company’s judgment regarding the identification of impairment indicators is based, in part, on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. At July 26, 2025, the Company had property, equipment and fixtures, net and operating lease assets of $322,889 thousand and $252,291 thousand, respectively.

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
October 9, 2025

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of July 26, 2025.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

John J. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2025, in connection with its Annual Meeting scheduled to be held on December 12, 2025.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2025, in connection with its Annual Meeting scheduled to be held on December 12, 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the table below is as of July 26, 2025.  All data relates to the Village Super Market, Inc. 2010 and 2016 Stock Plans as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	697,162

Equity compensation plans not approved by security holders	—	—	—

Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2025, in connection with its annual meeting scheduled to be held on December 12, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 27, 2025, in connection with its annual meeting scheduled to be held on December 12, 2025.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or before October 27, 2025, in connection with its annual meeting scheduled to be held on December 12, 2025.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 26, 2025 and July 27, 2024
Consolidated Statements of Operations - years ended July 26, 2025 and July 27, 2024
Consolidated Statements of Comprehensive Income - years ended July 26, 2025 and July 27, 2024
Consolidated Statements of Shareholders' Equity – years ended July 26, 2025 and July 27, 2024
Consolidated Statements of Cash Flows - years ended July 26, 2025 and July 27, 2024
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185)
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated May 6, 2020*
	4.2	First Amendment to Credit Agreement dated September 1, 2020*
	4.3	Amended and Restated Credit Agreement dated January 28, 2022*
	4.4	First Amendment to Amended and Restated Credit Agreement dated September 1, 2022*
	4.5	Second Amendment to Amended and Restated Credit Agreement dated January 27, 2023*
	4.6	Third Amendment to Amended and Restated Credit Agreement dated April 21, 2025*
	4.10	Revolving Credit Note dated May 6, 2020*
	4.11	Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.12	Joinder to Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.13	Term Loan Note dated May 12, 2020*
	4.14	Joinder to Term Loan Note dated May 12, 2020*
	4.15	Converted Term Loan Note dated September 1, 2020*
	4.16	Joinder to Converted Term Loan Note dated September 1, 2020*
	4.17	Term Loan Note dated January 28, 2022*
	4.18	Term Loan Note dated September 1, 2022*
	4.19	Term Loan Note dated January 27, 2023*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*

10.18	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.19	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.20	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.21	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.22	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.23	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.24	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.25	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.26	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
14	Code of Ethics*
21	Subsidiaries of Registrant
23	Consent of KPMG LLP
31.1	Certification
31.2	Certification
32.1	Certification (furnished, not filed)
32.2	Certification (furnished, not filed)
99.1	Earnings Release
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
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

Form 10-Q filed on June 4, 2025: 4.6
Form 10-K for 2024: 10.1
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

VILLAGE SUPER MARKET, INC.

By:	/s/ John J. Sumas	/s/ John Van Orden
	John J. Sumas	John Van Orden
	Chief Executive Officer	Chief Financial Officer

Date: October 9, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
October 9, 2025	October 9, 2025

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
October 9, 2025	October 9, 2025

/s/ John J. Sumas	/s/ Perry J. Blatt
John J. Sumas, Director	Perry J. Blatt, Director
October 9, 2025	October 9, 2025

/s/ Nicholas J. Sumas II	/s/ Prasad Pola
Nicholas J. Sumas II, Director	Prasad Pola, Director
October 9, 2025	October 9, 2025

/s/ Kevin Begley	/s/ Luigi Perri
Kevin Begley, Director	Luigi Perri, Controller (Principal Accounting Officer)
October 9, 2025	October 9, 2025

/s/ John L. Van Orden
John L. Van Orden, Chief Financial Officer
October 9, 2025