Form 10-K/A
period 2025-07-26
VILLAGE SUPER MARKET INC
filed 2025-11-07
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Village Super Market, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend and restate Part IV, Item 15, of the Annual Report on Form 10-K for the fiscal year ended July 26, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2025 (the "Original Form 10-K"), to include include certain exhibits in Part IV, Item 15 that were inadvertently omitted from the Original Form 10-K. Accordingly, Part IV of the Original Form 10-K is hereby amended and restated as set forth herein.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any previously reported financial or other information contained in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and other filings of Village Super Market, Inc. with the SEC.

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
(a)(3)	Exhibits
	3.1	Certificate of Incorporation*
	3.2	By-laws*
	4.1	Credit Agreement dated May 6, 2020*
	4.2	First Amendment to Credit Agreement dated September 1, 2020*
	4.3	Amended and Restated Credit Agreement dated January 28, 2022*
	4.4	First Amendment to Amended and Restated Credit Agreement dated September 1, 2022*
	4.5	Second Amendment to Amended and Restated Credit Agreement dated January 27, 2023*
	4.6	Third Amendment to Amended and Restated Credit Agreement dated April 21, 2025*
	4.10	Revolving Credit Note dated May 6, 2020*
	4.11	Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.12	Joinder to Revolving Amended and Restated Revolving Credit Note dated September 1, 2020*
	4.13	Term Loan Note dated May 12, 2020*
	4.14	Joinder to Term Loan Note dated May 12, 2020*
	4.15	Converted Term Loan Note dated September 1, 2020*
	4.16	Joinder to Converted Term Loan Note dated September 1, 2020*
	4.17	Term Loan Note dated January 28, 2022*
	4.18	Term Loan Note dated September 1, 2022*
	4.19	Term Loan Note dated January 27, 2023*
	10.1	Wakefern By-Laws*
	10.2	Stockholders Agreement dated February 20, 1992 between the Company and Wakefern Food Corp.*
	10.7	Supplemental Executive Retirement Plan*
	10.8	2004 Stock Plan*
	10.9	2010 Stock Plan*
	10.10	2016 Stock Plan*
	10.11	42-Month Adjustable Rate Promissory Note*
	10.12	42-Month Adjustable Rate Promissory Note*
	10.13	60-Month Adjustable Rate Promissory Note*
	10.14	60-Month Adjustable Rate Promissory Note*
	10.15	60-Month Adjustable Rate Promissory Note*
	10.16	60-Month Adjustable Rate Promissory Note*
	10.17	60-Month Adjustable Rate Promissory Note*

10.18	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.19	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.20	60-Month Adjustable Rate Promissory Note dated August 15, 2022*
10.21	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.22	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.23	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.24	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.25	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
10.26	60-Month Adjustable Rate Promissory Note dated September 28, 2022*
14	Code of Ethics*
21	Subsidiaries of Registrant*
23	Consent of KPMG LLP*
31.1	Certification*
31.2	Certification*
31.3	Certification
31.4	Certification
32.1	Certification (furnished, not filed)*
32.2	Certification (furnished, not filed)*
97	Village Super Market, Inc. Policy on Incentive-Based Compensation Recovery
99.1	Earnings Release*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
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

Form 10-K filed on October 9, 2025: 14, 21, 23, 31.1, 31.2, 32.1, 32.2, 99.1
Form 10-Q filed on June 4, 2025: 4.6
Form 10-K for 2024: 10.1
Form 10-Q filed on March 8, 2023: 4.5, 4.19
Form 10-K for 2022: 4.4, 4.18, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26
Form 10-Q filed on March 10, 2022: 4.3, 4.12, 4.14, 4.16, 4.17
Form 8-K filed on May 13, 2020: 4.1, 4.10, 4.13
Form 8-K filed on September 8, 2020: 4.2, 4.11, 4.15
Form 10-K for 2017: 3.1, 10.2, 10.15, 10.16, 10.17
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

Date: November 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ Robert P. Sumas	/s/ Steven Crystal
Robert P. Sumas, Director	Steven Crystal, Director
November 6, 2025	November 6, 2025

/s/ John P. Sumas	/s/ Stephen Rooney
John P. Sumas, Director	Stephen Rooney, Director
November 6, 2025	November 6, 2025

/s/ John J. Sumas	/s/ Perry J. Blatt
John J. Sumas, Director	Perry J. Blatt, Director
November 6, 2025	November 6, 2025

/s/ Nicholas J. Sumas II	/s/ Prasad Pola
Nicholas J. Sumas II, Director	Prasad Pola, Director
November 6, 2025	November 6, 2025

/s/ Kevin Begley	/s/ Luigi Perri
Kevin Begley, Director	Luigi Perri, Controller (Principal Accounting Officer)
November 6, 2025	November 6, 2025

/s/ John L. Van Orden
John L. Van Orden, Chief Financial Officer
November 6, 2025