Form 10-Q
period 2025-10-25
VILLAGE SUPER MARKET INC
filed 2025-12-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 25, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

December 4, 2025

Class A Common Stock, No Par Value	10,628,425 Shares
Class B Common Stock, No Par Value	4,125,045 Shares

VILLAGE SUPER MARKET, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
	October 25, 2025	July 26, 2025
ASSETS
Current assets
Cash and cash equivalents	$117,689	$110,699
Merchandise inventories	54,146	51,424
Patronage dividend receivable	19,604	14,144
Income taxes receivable	2,348	5,265
Other current assets	19,122	19,223
Assets held for sale	—	4,354
Total current assets	212,909	205,109
Property, equipment and fixtures, net	320,549	322,889
Operating lease assets	245,952	252,291
Notes receivable from Wakefern	113,315	111,205
Investment in Wakefern	32,207	32,207
Investments in Real Estate Partnerships	21,721	21,701
Goodwill	24,190	24,190
Other assets	33,437	34,119

Total assets	$1,004,280	$1,003,711
LIABILITIES
Current liabilities
Operating lease obligations	$21,559	$21,585
Finance lease obligations	1,064	1,037
Notes payable to Wakefern	551	541
Current portion of debt	9,370	9,370
Accounts payable to Wakefern	81,863	83,258
Accounts payable and accrued expenses	34,139	33,177
Accrued wages and benefits	30,268	32,004
Income taxes payable	2,575	297
Total current liabilities	181,389	181,269
Long-term debt
Operating lease obligations	235,292	241,216
Finance lease obligations	17,908	18,243
Notes payable to Wakefern	267	405
Long-term debt	46,290	48,621
Total long-term debt	299,757	308,485
Pension liabilities	3,099	3,284
Other liabilities	18,944	18,709
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,626 shares at October 25, 2025 and 11,627 shares at July 26, 2025	84,529	83,616
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at October 25, 2025 and July 26, 2025	670	670
Retained earnings	432,366	423,690
Accumulated other comprehensive income	3,991	4,453
Less treasury stock, Class A, at cost: 997 shares at October 25, 2025 and July 26, 2025	(20,465)	(20,465)
Total shareholders’ equity	501,091	491,964

Total liabilities and shareholders’ equity	$1,004,280	$1,003,711
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	13 Weeks Ended
	October 25, 2025	October 26, 2024
Sales	$582,593	$557,697

Cost of sales	417,642	395,819

Gross profit	164,951	161,878

Operating and administrative expense	141,445	137,519

Depreciation and amortization	8,405	8,383

Operating income	15,101	15,976

Interest expense	(862)	(990)

Interest income	3,268	3,617

Income before income taxes	17,507	18,603

Income taxes	5,505	5,800

Net income	$12,002	$12,803

Net income per share:
Class A common stock:
Basic	$0.90	$0.96
Diluted	$0.81	$0.86

Class B common stock:
Basic	$0.59	$0.63
Diluted	$0.59	$0.63

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
	13 Weeks Ended
	October 25, 2025	October 26, 2024
Net income	$12,002	$12,803

Other comprehensive income:
Unrealized losses on interest rate swaps, net of tax (1)	(640)	(393)
Amortization of pension actuarial gain, net of tax (2)	(27)	(67)
Pension settlement loss, net of tax (3)	205	—

Comprehensive income	$11,540	$12,343

(1)Amount is net of tax of $294 and $178 for the 13 weeks ended October 25, 2025 and October 26, 2024, respectively.
(2)Amount is net of tax of $12 and $31 for the 13 weeks ended October 25, 2025 and October 26, 2024, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amount is net of tax of $93 for the 13 weeks ended October 25, 2025. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands) (Unaudited)
	13 Weeks Ended October 25, 2025 and October 26, 2024
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 26, 2025	11,627	$83,616	4,125	$670	$423,690	$4,453	997	$(20,465)	$491,964
Net income	—	—	—	—	12,002	—	—	—	12,002
Other comprehensive loss, net of tax of $213	—	—	—	—	—	(462)	—	—	(462)
Dividends	—	—	—	—	(3,326)	—	—	—	(3,326)
Restricted shares forfeited	(1)	(18)	—	—	—	—	—	—	(18)
Share-based compensation expense	—	931	—	—	—	—	—	—	931
Balance, October 25, 2025	11,626	$84,529	4,125	$670	$432,366	$3,991	997	$(20,465)	$501,091

Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	12,803	—	—	—	12,803
Other comprehensive loss, net of tax of $209	—	—	—	—	—	(460)	—	—	(460)
Dividends	—	—	—	—	(3,324)	—	—	—	(3,324)
Exercise of stock options	—	6	—	—	—	—	(1)	16	22
Restricted shares forfeited	(4)	(44)	—	—	—	—	—	—	(44)
Share-based compensation expense	—	906	—	—	—	—	—	—	906
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, October 26, 2024	11,634	$81,067	4,125	$670	$390,097	$6,119	998	$(20,491)	$457,462

See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	13 Weeks Ended
	October 25, 2025	October 26, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,002	$12,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,905	8,955
Non-cash share-based compensation	913	862
Deferred taxes	309	(41)
Provision to value inventories at LIFO	242	118
Gain on sale of property, equipment and fixtures	(22)	—
Changes in assets and liabilities:
Merchandise inventories	(2,964)	(2,193)
Patronage dividend receivable	(5,460)	(5,564)
Accounts payable to Wakefern	(633)	516
Accounts payable and accrued expenses	2,462	1,005
Accrued wages and benefits	(1,736)	(666)
Income taxes receivable / payable	5,195	5,122
Other assets and liabilities	443	(742)
Net cash provided by operating activities	19,656	20,175
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,946)	(11,701)
Proceeds from the sale of assets	4,494	—
Investment in notes receivable from Wakefern	(2,110)	(2,202)
Investment in real estate partnership	—	(339)
Net cash used in investing activities	(6,562)	(14,242)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	21
Principal payments of long-term debt	(2,778)	(2,711)
Dividends	(3,326)	(3,324)
Net cash used in financing activities	(6,104)	(6,014)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,990	(81)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,699	117,261
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,689	$117,180

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$862	$990
Income taxes	$—	$769

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$7,087	$9,290
Lease obligations obtained in exchange for right-of-use assets	$175	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of October 25, 2025 and the consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended October 25, 2025 and October 26, 2024 of Village Super Market, Inc. (“Village” or the “Company”).

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2025 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements.  The results of operations for the period ended October 25, 2025 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended
	October 25, 2025		October 26, 2024 (4)
	Amount	%	Amount	%
Center Store (1)	$342,702	58.8%	$333,333	59.8%
Fresh (2)	210,984	36.2	198,094	35.5
Pharmacy	26,277	4.5	23,994	4.3
Other (3)	2,630	0.5	2,276	0.4

Total Sales	$582,593	100.0%	$557,697	100.0%

(1) Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2) Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3) Consists primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other 3rd party commissions.
(4) Fiscal 2025 revenues by category have been reclassified to conform to the Fiscal 2026 current presentation by product category.

2. MERCHANDISE INVENTORIES

    At October 25, 2025 and July 26, 2025, approximately 64% of merchandise inventories are valued by the LIFO method while the balance is valued by FIFO.  If the FIFO method had been used for the entire inventory, inventories would have been $22,624 and $22,382 higher than reported at October 25, 2025 and July 26, 2025, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended
	October 25, 2025	October 26, 2024
Net income	$12,002	$12,803
Distributed and allocated undistributed Net income to unvested restricted shareholders	385	437
Net income available to Class A and Class B shareholders	$11,617	$12,366

    The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	13 Weeks Ended
	October 25, 2025
	Class A	Class B
Numerator:
Net income allocated, basic	$9,200	$2,417
Conversion of Class B to Class A shares	2,417	—
Net income allocated, diluted	$11,617	$2,417

Denominator:
Weighted average shares outstanding, basic	10,200	4,125
Conversion of Class B to Class A shares	4,125	—
Weighted average shares outstanding, diluted	14,325	4,125

	13 Weeks Ended
	October 26, 2024
	Class A	Class B
Numerator:
Net income allocated, basic	$9,737	$2,629
Conversion of Class B to Class A shares	2,629	—
Net income allocated, diluted	$12,366	$2,629

Denominator:
Weighted average shares outstanding, basic	10,106	4,200
Conversion of Class B to Class A shares	4,200	—
Weighted average shares outstanding, diluted	14,306	4,200

    Non-vested restricted Class A shares of 427 and 452, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at October 25, 2025 and October 26, 2024, respectively, due to their anti-dilutive effect.

4. RELATED PARTY INFORMATION

    A description of the Company’s transactions with Wakefern, its principal supplier, and with other related parties is included in the Company’s Annual Report on Form 10-K for the year ended July 26, 2025.

At October 25, 2025, the Company held variable rate notes receivable due from Wakefern of $37,370 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $38,576 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $37,369 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at October 25, 2025 and July 26, 2025 are $99,723 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates.

There have been no other significant changes in the Company’s relationships or nature of transactions with related parties during the 13 weeks ended October 25, 2025.

5. COMMITMENTS and CONTINGENCIES

On May 2, 2025, the Company filed a Verified Complaint for Declaratory and Injunctive Relief (the “Complaint”) in a matter captioned Village Super Market, Inc., et al. v. Wakefern Food Corp., et al. in the Superior Court of New Jersey, Chancery Division, Middlesex County (the “Chancery Court”). The Company sought to enjoin the acquisition by Wakefern Food Corp. (“Wakefern”) of Morton Williams Supermarkets (the “Acquisition”) on the basis that the acquisition violates Wakefern’s governing documents, which it believes prohibits Wakefern from acquiring and operating a retail chain that competes directly with its members. It also challenged certain actions and inactions by Wakefern in connection with the Acquisition. Subsequently, the Company filed an amended complaint in the Chancery Court on September 19, 2025 (the “Amended Complaint”) to include additional claims concerning Wakefern’s actions against the Company that occurred in August 2025. The Acquisition closed on or about October 1, 2025.

The Company is in the process of evaluating its options for alternative relief with respect to Wakefern and the Acquisition. Wakefern and the other defendants have filed a motion to dismiss the Amended Complaint, which motion is pending. Notwithstanding the above, the Amended Complaint is pending resolution on the merits. In addition, there is currently a dispute that arose in August 2025 between the Company and Wakefern related to certain trademark and other agreements between the parties, which dispute has delayed and may further delay the approval of new stores that the Company has planned. To date, this dispute has not significantly impacted its operations or financial performance or significantly delayed the opening of any new stores. However, Wakefern has indicated that it could take additional actions against the Company if the matter in controversy is not resolved. At this time, the Company is unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of:

	October 25, 2025	July 26, 2025
Secured term loans	$44,311	$45,378
Unsecured term loan	11,349	12,613

Total debt, excluding obligations under leases	55,660	57,991
Less current portion	9,370	9,370

Total long-term debt, excluding obligations under leases	$46,290	$48,621

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

The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding at October 25, 2025), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 25, 2025. As of October 25, 2025, $65,979 remained available under the unsecured revolving line of credit.

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

As of October 25, 2025, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $454 and $695 during the 13 weeks ended October 25, 2025 and October 26, 2024, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $55,830 as of October 25, 2025. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $4,737 as of October 25, 2025.

8. SEGMENT REPORTING

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

The following table summarizes sales, significant expenses, income before income taxes and net income on the Company’s single reportable segment:

	13 Weeks Ended
	October 25, 2025	October 26, 2024
Sales:
Net Merchandise Sales	$579,963	$555,421
Other Sales (1)	2,630	2,276
Total Sales	$582,593	$557,697
Less:
Cost of sales	417,642	395,819
Store labor	53,146	50,933
Other operating and administrative expense (2)	88,299	86,586
Depreciation and amortization	8,405	8,383
Interest expense	862	990
Interest income	(3,268)	(3,617)
Income before income taxes	17,507	18,603
Income taxes	5,505	5,800
Net income	$12,002	$12,803

Capital expenditures and payments for other long-lived asset	$8,946	$11,701
(1) See Note 1 for a description of Other sales.
(2) Other operating and administrative expense includes fringe payroll and benefit costs, occupancy expenses, utility costs, other facility costs, advertising, other operating expenses, non-store selling, general, and administrative expenses and income from equity method investments. The Company had equity method investments of $23,144 and $23,124 at October 25, 2025 and July 26, 2025, respectively.

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
The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	13 Weeks Ended
	October 25, 2025	October 26, 2024
Net Income	$12,002	$12,803

Adjustments to Operating and Administrative Expenses:
Store pre-opening costs (1)	$383	$—
Pension settlement charge (2)	338	—

Adjustments to Income Taxes:
Tax impact of special items	$(227)	$—

Adjusted net income	$12,496	$12,803

Operating and administrative expenses	$141,445	$137,519
Adjustments to operating and administrative expenses	(721)	—
Adjusted operating and administrative expenses	140,724	137,519
Adjusted operating and administrative expenses as a % of sales	24.15%	24.66%

(1) Fiscal 2026 pre-opening costs are associated with opening of the East Orange, NJ ShopRite replacement store that is expected to open in the second half of fiscal 2026.

(2) Fiscal 2026 pension settlement charges relate to the termination of a company-sponsored plan.

RESULTS OF OPERATIONS

    The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended
	October 25, 2025	October 26, 2024
Sales	100.00%	100.00%
Cost of sales	71.69	70.97
Gross profit	28.31	29.03
Operating and administrative expense	24.28	24.66
Depreciation and amortization	1.44	1.50
Operating income	2.59	2.87
Interest expense	(0.15)	(0.18)
Interest income	0.56	0.65
Income before income taxes	3.00	3.34
Income taxes	0.94	1.04
Net income	2.06%	2.30%

    Sales.  Sales were $582,593 in the 13 weeks ended October 25, 2025, an increase of 4.5% compared to the 13 weeks ended October 26, 2024.  Sales increased due to an increase in same store sales of 2.5%, and the opening of the Watchung, NJ replacement store on April 9, 2025. Same store sales increased due primarily to digital sales growth, continued growth in recently replaced or remodeled stores and higher fresh and pharmacy sales. These increases were partially offset by cannibalization of existing stores from the Watchung replacement store opening and recent competitive store openings. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

    Gross Profit.  Gross profit as a percentage of sales decreased .72% in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024 due primarily to lower patronage dividends and other rebates received from Wakefern (.28%), decreased departmental gross margin percentages (.27%), an unfavorable change in product mix (.10%) and increased promotional spending (.06%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .38% in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024. Adjusted operating and administrative expenses decreased .51% in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024. The decrease in Adjusted operating and administrative expenses is due primarily to lower employee costs (.34%), short-term rental income (.24%), reduced supply spending (.05%) and lower advertising costs (.05%) partially offset by external service, technology, legal and other professional fees (.12%) and increased repair and maintenance costs (.09%).

Depreciation and Amortization.  Depreciation and amortization expense increased in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024, respectively, due primarily to capital expenditures.

Interest Expense.  Interest expense decreased in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024, respectively, due primarily to lower average outstanding debt balances.

Interest Income.  Interest income decreased in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024, respectively, due primarily to lower interest rates on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 31.4% in the 13 weeks ended October 25, 2025 compared to 31.2% in the 13 weeks ended October 26, 2024.

Net Income.  Net income was $12,002 in the 13 weeks ended October 25, 2025 compared to $12,803 in the 13 weeks ended October 26, 2024. Adjusted net income was $12,496 in the 13 weeks ended October 25, 2025, a decrease of 2% compared to $12,803 in the 13 weeks ended October 26, 2024.

CRITICAL ACCOUNTING POLICIES

    Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations.  These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company’s critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company’s Annual Report on Form 10-K for the year ended July 26, 2025. As of October 25, 2025, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19,656 in the 13 weeks ended October 25, 2025 compared to $20,175 in the corresponding period of the prior year.  The change in cash flows from operating activities in fiscal 2026 was primarily due to an decrease in net income and changes in working capital. Working capital changes, including Other assets and liabilities, decreased cash flows from operating activities by $2,693 in fiscal 2026 compared to a decrease of $2,522 in fiscal 2025. The change in impact of working capital is due primarily to a larger increase in merchandise inventories in the 13 weeks ended October 25, 2025 compared to the 13 weeks ended October 26, 2024.

During the 13 weeks ended October 25, 2025, Village used cash to fund capital expenditures of $8,946, dividends of $3,326, principal payments of long-term debt of $2,778 and additional net investments of $2,110 in notes receivable from Wakefern. Village received $4,494 in proceeds from the sales of real estate assets related to the closed automated micro-fulfillment center in south NJ. Capital expenditures primarily include costs associated with construction of a replacement store in East Orange, NJ, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades.

We have budgeted $75,000 for capital expenditures in fiscal 2026. Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at October 25, 2025 and operating cash flow generated in fiscal 2026.

At October 25, 2025, the Company held variable rate notes receivable due from Wakefern of $37,370 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $38,576 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $37,369 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Working capital was $31,520 at October 25, 2025 compared to $23,840 at July 26, 2025. Working capital ratios at the same dates were 1.17 and 1.13 to one, respectively.  The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

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

The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding at October 25, 2025), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at October 25, 2025. As of October 25, 2025, $65,979 remained available under the unsecured revolving line of credit.

Based on current trends, the Company believes cash and cash equivalents on hand at October 25, 2025, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

    There have been no other substantial changes as of October 25, 2025 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 26, 2025.

OUTLOOK

    This Form 10-Q contains certain forward-looking statements about Village’s future performance. These statements are based on management’s assumptions and beliefs in light of information currently available.  Such statements relate to, for example:  same store sales; economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as “will,” “expect,”  “should,” “intend,” “anticipates,” “believes” and similar words or phrases.  The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements.  The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. Readers should carefully review the risk factors identified in “Risk Factors” in this Form 10-Q.

•We expect the increase in same store sales to range from 1.0% to 3.0% in fiscal 2026.

•We have budgeted $75,000 for capital expenditures in fiscal 2026. Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company’s primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at October 25, 2025 and operating cash flow generated in fiscal 2026.
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

RELATED PARTY TRANSACTIONS

    As previously disclosed, we are currently engaged in litigation with Wakefern. At this time, we are unable to assess the impact of the litigation on our results of operations. See note 4 to the unaudited consolidated financial statements for information on related party transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk associated with our credit facility, interest rate swaps and variable rate notes receivable due from Wakefern.

The Company is exposed to interest rate risk arising from fluctuations in Secured Overnight Financing Rate ("SOFR") related to the Company’s Credit Facility. The Credit Facility includes an unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000 that bears interest at the applicable SOFR plus 1.25% and expires on April 30, 2030. The unsecured revolving line of credit is exposed to interest rate fluctuations to the extent of changes in the SOFR. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

The Credit Facility includes variable-rate term loans that bear interest at SOFR plus an applicable spread. The Company manages exposure to this risk and the variability of related cash flows primarily by the use of derivative financial instruments, specifically, interest rate swaps. The Company’s objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps eliminate the economic interest rate exposure on the term loans within the Credit Facility, however the value of the interest rate swaps is exposed to interests rate risk. Generally, the fair market value of our interest rate swaps will decrease as interest rates fall and increase as interest rates rise.

As of October 25, 2025, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in Accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $454 and $695 during the 13 weeks ended October 25, 2025 and October 26, 2024, respectively, from Accumulated other comprehensive income to Interest expense.

The notional value of the interest rate swaps were $55,830 as of October 25, 2025. The fair value of interest rate swaps recorded in Other assets in the consolidated balance sheets is $4,737 as of October 25, 2025.

At October 25, 2025, the Company held variable rate notes receivable due from Wakefern of $37,370 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $38,576 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $37,369 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Changes in interest rates would impact the amount of interest income we realize on the variable rate notes receivable due from Wakefern. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

    Included in cash and cash equivalents at October 25, 2025 and July 26, 2025 are $99,723 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates, which are exposed to the impact of interest rate changes.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 25, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
During the period ended October 25, 2025, there were no material developments in the legal proceedings described in our Annual Report on Form 10-K for the year ended July 26, 2025.
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
IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Our goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. Failure of acquired businesses to achieve their forecasted expectations could result in impairment charges to goodwill and indefinite-lived intangible assets.
TAXES
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

ITEM 5. OTHER INFORMATION
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Village Super Market, Inc.
Registrant

Dated: December 4, 2025	/s/ John J. Sumas
John J. Sumas
(Chief Executive Officer)

Dated: December 4, 2025	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)