Form 10-Q
period 2026-01-24
VILLAGE SUPER MARKET INC
filed 2026-03-04
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-2633

VILLAGE SUPER MARKET, INC.
(Exact name of registrant as specified in its charter)

New Jersey		22-1576170
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

733 Mountain Avenue, Springfield, New Jersey, 07081
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:		(973) 467-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which Registered
Class A common stock, no par value	VLGEA	The NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 4, 2026
Class A Common Stock, No Par Value	10,626,925 Shares
Class B Common Stock, No Par Value	4,125,045 Shares

VILLAGE SUPER MARKET, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	January 24, 2026	July 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$160,105	$110,699
Merchandise inventories	45,182	51,424
Patronage dividend receivable	6,132	14,144
Income taxes receivable	110	5,265
Other current assets	23,080	19,223
Assets held for sale	—	4,354
Total current assets	234,609	205,109
Property, equipment and fixtures, net	321,083	322,889
Operating lease assets	239,705	252,291
Notes receivable from Wakefern	115,357	111,205
Investment in Wakefern	32,207	32,207
Investments in real estate partnerships	21,527	21,701
Goodwill	24,190	24,190
Other assets	38,571	34,119
Total assets	$1,027,249	$1,003,711
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$21,737	$21,585
Finance lease obligations	1,091	1,037
Notes payable to Wakefern	479	541
Current portion of long-term debt	9,370	9,370
Accounts payable to Wakefern	90,765	83,258
Accounts payable and accrued expenses	36,607	33,177
Accrued wages and benefits	30,024	32,004
Income taxes payable	1,396	297
Total current liabilities	191,469	181,269
Operating lease obligations	228,996	241,216
Finance lease obligations	17,565	18,243
Notes payable to Wakefern and other related parties	395	405
Long-term debt	49,510	48,621
Pension liabilities	2,999	3,284
Other liabilities	19,645	18,709
Total liabilities	510,579	511,747
Commitments and contingencies (Note 5)
Shareholders' Equity:
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,624 shares at January 24, 2026 and 11,627 shares at July 26, 2025	85,428	83,616
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at January 24, 2026 and July 26, 2025	670	670
Retained earnings	446,911	423,690
Accumulated other comprehensive income	4,126	4,453
Treasury stock, Class A, at cost: 997 shares at January 24, 2026 and July 26, 2025	(20,465)	(20,465)
Total shareholders' equity	516,670	491,964
Total liabilities and shareholders' equity	$1,027,249	$1,003,711
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Sales	$640,959	$599,651	$1,223,552	$1,157,347
Cost of sales	461,081	429,645	878,723	825,463
Gross profit	179,878	170,006	344,829	331,884

Operating and administrative expense	147,886	139,254	289,332	276,774
Depreciation and amortization expense	8,529	8,602	16,934	16,985
Operating income	23,463	22,150	38,563	38,125

Interest expense	847	982	1,709	1,972
Interest income	(3,176)	(3,356)	(6,444)	(6,972)
Income before income taxes	25,792	24,524	43,298	43,125

Income taxes	7,920	7,628	13,425	13,428
Net income	$17,872	$16,896	$29,873	$29,697

Net income per share:
Class A common stock:
Basic	$1.34	$1.27	$2.25	$2.23
Diluted	1.21	1.14	2.02	2.01

Class B common stock:
Basic	$0.87	$0.82	$1.46	$1.45
Diluted	0.87	0.82	1.46	1.45
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Net income	$17,872	$16,896	$29,873	$29,697

Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps, net of tax (1)	162	283	(478)	(110)
Amortization of pension actuarial gain, net of tax (2)	(27)	(68)	(54)	(135)
Pension settlement loss, net of tax (3)	—	—	205	—
Total other comprehensive income (loss)	135	215	(327)	(245)
Comprehensive income	$18,007	$17,111	$29,546	$29,452

(1)Amounts are net of tax of $79 and $128 for the 13 weeks ended January 24, 2026 and January 25, 2025, respectively, and $215 and $50 for the 26 weeks ended January 24, 2026 and January 25, 2025, respectively.
(2)Amounts are net of tax of $12 and $31 for the 13 weeks ended January 24, 2026 and January 25, 2025, respectively, and $24 and $62 for the 26 weeks ended January 24, 2026 and January 25, 2025, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amount is net of tax of $93 for the 26 weeks ended January 24, 2026. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands) (Unaudited)

	13 Weeks Ended January 24, 2026 and January 25, 2025
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, October 25, 2025	11,626	$84,529	4,125	$670	$432,366	$3,991	997	$(20,465)	$501,091
Net income	—	—	—	—	17,872	—	—	—	17,872
Other comprehensive income, net of tax of $67	—	—	—	—	—	135	—	—	135
Dividends	—	—	—	—	(3,327)	—	—	—	(3,327)
Restricted shares forfeited	(2)	(30)	—	—	—	—	—	—	(30)
Share-based compensation expense	—	929	—	—	—	—	—	—	929
Balance, January 24, 2026	11,624	$85,428	4,125	$670	$446,911	$4,126	997	$(20,465)	$516,670

Balance, October 26, 2024	11,634	$81,067	4,125	$670	$390,097	$6,119	998	$(20,491)	$457,462
Net income	—	—	—	—	16,896	—	—	—	16,896
Other comprehensive income, net of tax of $97	—	—	—	—	—	215	—	—	215
Dividends	—	—	—	—	(3,330)	—	—	—	(3,330)
Restricted shares forfeited	(14)	(150)	—	—	—	—	—	—	(150)
Share-based compensation expense	—	875	—	—	—	—	—	—	875
Balance, January 25, 2025	11,620	$81,792	4,125	$670	$403,663	$6,334	998	$(20,491)	$471,968

	26 Weeks Ended January 24, 2026 and January 25, 2025
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 26, 2025	11,627	$83,616	4,125	$670	$423,690	$4,453	997	$(20,465)	$491,964
Net income	—	—	—	—	29,873	—	—	—	29,873
Other comprehensive loss, net of tax of $146	—	—	—	—	—	(327)	—	—	(327)
Dividends	—	—	—	—	(6,652)	—	—	—	(6,652)
Restricted shares forfeited	(3)	(48)	—	—	—	—	—	—	(48)
Share-based compensation expense	—	1,860	—	—	—	—	—	—	1,860
Balance, January 24, 2026	11,624	$85,428	4,125	$670	$446,911	$4,126	997	$(20,465)	$516,670

Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	29,697	—	—	—	29,697
Other comprehensive loss, net of tax of $112	—	—	—	—	—	(245)	—	—	(245)
Dividends	—	—	—	—	(6,652)	—	—	—	(6,652)
Exercise of stock options	—	5	—	—	—	—	(1)	16	21
Restricted shares forfeited	(18)	(194)	—	—	—	—	—	—	(194)
Share-based compensation expense	—	1,782	—	—	—	—	—	—	1,782
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, January 25, 2025	11,620	$81,792	4,125	$670	$403,663	$6,334	998	$(20,491)	$471,968
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	26 Weeks Ended
	January 24, 2026	January 25, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,873	$29,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,943	18,149
Share-based compensation expense	1,812	1,588
Deferred taxes	757	(47)
Provision to value inventories at LIFO	496	344
Gain on sale of property, equipment and fixtures	(22)	—
Changes in assets and liabilities:
Merchandise inventories	5,746	(3,502)
Patronage dividend receivable	8,012	10,255
Accounts payable to Wakefern	9,031	8,279
Accounts payable and accrued expenses	3,359	964
Accrued wages and benefits	(1,980)	(2,142)
Income tax receivables and payables	6,254	2,486
Other assets and liabilities	(2,501)	(5,119)
Net cash provided by operating activities	78,780	60,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,709)	(27,548)
Proceeds from the sale of assets	4,494	—
Investment in notes receivable from Wakefern	(4,152)	(4,298)
Investment in notes receivable related to New Markets Tax Credit financing	(4,431)	—
Investment in real estate partnership	—	(339)
Net cash used in investing activities	(21,798)	(32,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	21
Proceeds from issuance of long-term debt	6,000	—
Debt issuance costs	(437)	—
Proceeds from issuance of notes payable to related parties	222	—
Principal payments of long-term debt	(5,602)	(5,468)
Dividends	(6,652)	(6,652)
Net cash used in financing activities	(6,469)	(12,099)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,513	16,668
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	110,699	117,261
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$161,212	$133,929

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$1,709	$1,972
Income taxes	$6,415	$10,989

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$7,897	$9,762
Lease obligations obtained in exchange for right-of-use assets	$175	$10,239
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of January 24, 2026 and July 26, 2025 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 26 weeks ended January 24, 2026 and January 25, 2025 of Village Super Market, Inc. ("Village" or the “Company").

The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2025 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The results of operations for the 13 and 26 weeks ended January 24, 2026 are not necessarily indicative of the results to be expected for the full year.

Disaggregated Revenues

The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	January 24, 2026		January 25, 2025 (4)		January 24, 2026		January 25, 2025 (4)
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$384,500	60.0%	$364,942	60.9%	$727,202	59.4%	$698,274	60.4%
Fresh (2)	227,150	35.4%	209,420	34.9%	438,134	35.8%	407,514	35.2%
Pharmacy	26,272	4.1%	22,616	3.8%	52,549	4.3%	46,610	4.0%
Other (3)	3,037	0.5%	2,673	0.4%	5,667	0.5%	4,949	0.4%
Total Sales	$640,959	100.0%	$599,651	100.0%	$1,223,552	100.0%	$1,157,347	100.0%

(1)Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2)Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3)Consists primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other 3rd party commissions.
(4)Fiscal 2025 revenues by category have been reclassified to conform to the fiscal 2026 current presentation by product category.

2. MERCHANDISE INVENTORIES

Approximately 67% and 64% of the Company's merchandise inventories were valued by the last-in, first-out ("LIFO") method at January 24, 2026 and July 26, 2025, respectively, while the remaining balances were valued by the first-in, first-out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $22,878 and $22,382 higher than reported at January 24, 2026 and July 26, 2025, respectively.

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

The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		26 Weeks Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Net income	$17,872	$16,896	$29,873	$29,697
Distributed and allocated undistributed Net income to unvested restricted shareholders	572	572	956	1,006
Net income available to Class A and Class B shareholders	$17,300	$16,324	$28,917	$28,691

The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	January 24, 2026
	13 Weeks Ended		26 Weeks Ended
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$13,701	$3,599	$22,901	$6,016
Conversion of Class B to Class A shares	3,599	—	6,016	—
Net income allocated, diluted	$17,300	$3,599	$28,917	$6,016

Denominator:
Weighted average shares outstanding, basic	10,200	4,125	10,200	4,125
Conversion of Class B to Class A shares	4,125	—	4,125	—
Weighted average shares outstanding, diluted	14,325	4,125	14,325	4,125

	January 25, 2025
	13 Weeks Ended		26 Weeks Ended
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$12,924	$3,400	$22,661	$6,030
Conversion of Class B to Class A shares	3,400	—	6,030	—
Net income allocated, diluted	$16,324	$3,400	$28,691	$6,030

Denominator:
Weighted average shares outstanding, basic	10,182	4,125	10,144	4,163
Conversion of Class B to Class A shares	4,125	—	4,163	—
Weighted average shares outstanding, diluted	14,307	4,125	14,307	4,163

Non-vested restricted Class A shares of 425 and 437, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at January 24, 2026 and January 25, 2025, respectively, due to their anti-dilutive effect.

4. RELATED PARTY INFORMATION – WAKEFERN

A description of the Company’s transactions with Wakefern Food Corporation ("Wakefern"), its principal supplier, and with other related parties is included in the Company's Annual Report on Form 10-K for the year ended July 26, 2025.

At January 24, 2026, the Company held variable rate notes receivable due from Wakefern of $38,078 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $39,307 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $37,972 that earn interest at the Secured Overnight Financing Rate ("SOFR") plus 2.25% and mature on February 15, 2029. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at January 24, 2026 and July 26, 2025 are $129,427 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates.

The Company is required to invest in Wakefern's common stock. At January 24, 2026, the Company's indebtedness to Wakefern for the outstanding amount of stock subscriptions was $652, of which $479 is recorded in notes payable to Wakefern and $173 is recorded in notes payable to Wakefern and other related parties in the consolidated balance sheet.

5. COMMITMENTS and CONTINGENCIES

On May 2, 2025, the Company filed a Verified Complaint for Declaratory and Injunctive Relief (the "Complaint") against defendants Wakefern and certain members of its senior management ("Wakefern Management," and together with Wakefern, the "Defendants") in the Superior Court of New Jersey, Chancery Division, Middlesex County (the "Chancery Court"). The matter was captioned Village Super Market, Inc., et al. v. Wakefern Food Corp., et al. In the Complaint, the Company sought to enjoin Wakefern's acquisition of Morton Williams Supermarkets (the "Acquisition") on the basis that the Acquisition violates Wakefern's governing documents, which the Company believes prohibits Wakefern from acquiring and operating a retail chain that competes directly with its members. It also challenged certain actions and inactions by the Defendants in connection with the Acquisition. Subsequently, the Company filed an amended complaint in the Chancery Court on September 19, 2025 (the "First Amended Complaint") to include additional claims concerning the Defendant's actions against the Company that occurred in August 2025. The Acquisition closed on or about October 1, 2025.

On January 16, 2026, the Chancery Court denied Wakefern Management's motion to dismiss the claims asserted against them for breach of fiduciary duty. The Chancery Court also entered an Order granting the Company's motion to transfer the matter to the Superior Court of New Jersey, Law Division, Middlesex County (the "Law Division"). Subsequently, the Company filed a second amended complaint and Jury Demand with the Law Division on February 6, 2026 (the "Second Amended Complaint") to seek monetary and punitive damages, and removed the request for injunctive relief as a result of the consummation of the Acquisition.

The Company is in the process of evaluating its options for alternative relief with respect to Wakefern and the Acquisition. Notwithstanding the above, the Second Amended Complaint is pending resolution on the merits. In addition, there is currently a dispute that arose in August 2025 between the Company and Wakefern related to certain trademark and other agreements between the parties, which delayed the approval of new stores that the Company has planned. To date, this dispute has not significantly impacted the Company's operations or financial performance or significantly delayed the opening of any new stores. However, Wakefern has indicated that it could take additional actions against the Company if the matter in controversy is not resolved. At this time, the Company is unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.

The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT

Long-term debt consists of the following:

	January 24, 2026	July 26, 2025
Secured term loans	$43,244	$45,378
Unsecured term loan	10,085	12,613
New Market Tax Credit financing	5,551	—
Total debt	58,880	57,991
Less: current portion of long-term debt	9,370	9,370
Total long-term debt	$49,510	$48,621

Credit Facility

The Company has a credit facility (the "Credit Facility") with Wells Fargo National Bank, National Association ("Wells Fargo"). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village’s fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

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
•An unsecured $10,000 term loan issued on September 1, 2022 repayable in equal monthly installments based on a seven-year amortization schedule through September 4, 2029 and bearing interest at the applicable SOFR plus 1.35%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 2.95% per annum through September 4, 2029, resulting in a fixed effective interest rate of 4.30% on the term loan. This loan qualified for an interest rate subsidy program with Wakefern on financing related to certain capital expenditure projects. Net of the subsidy, the Company pays interest at a fixed effective rate of 2.30%.
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
The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding at January 24, 2026), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 24, 2026. As of January 24, 2026, $65,979 remained available under the unsecured revolving line of credit.

New Markets Tax Credit Financing

On December 19, 2025, the Company entered into a financing transaction with Valley National Bank Community Investment Fund, LLC ("Valley Bank") under a qualified New Markets Tax Credit ("NMTC") program related to the construction of a replacement store in East Orange, New Jersey. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the "Act") and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities ("CDEs"). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the financing, VSM New Markets II LLC (the "Leverage Lender") loaned $4,431 to DV-ShopRite QEI, LLC (the "Investment Fund) at an interest rate of 1.00% per year and with a maturity date of December 10, 2051. Additionally, Valley Bank contributed $1,929 to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. The Investment Fund is a wholly owned subsidiary of Valley Bank.

The Investment Fund then contributed $6,000 of the proceeds to a CDE, which, in turn, loaned combined funds of $5,563, net of debt issuance costs of $437, to Village Super Market of Brick Church LLC, a wholly-owned subsidiary of the Company, pursuant to a loan agreement with NJCC CDE 49 LLC (the "Loan Agreement") at an annual interest rate of approximately 1.24%, payable quarterly, and with a maturity date of December 19, 2055. The loans payable related to the NMTC program, net of debt issuance costs, are recorded in long-term debt in the consolidated balance sheets. The proceeds of the loans from the CDE are restricted in use to funding the construction and store opening costs of the East Orange replacement store. As of January 24, 2026, the unused proceeds of the loans was $1,107, which is classified as restricted cash and recorded in other current assets in the consolidated balance sheets.

The NMTC is subject to 100% recapture for a period of seven years. The Company is required to maintain compliance with various regulations and contractual provisions that apply to the NMTC program. Noncompliance could result in Valley Bank's projected tax benefits not being realized and, therefore, require the Company to indemnify Valley Bank for any loss or recapture of NMTCs. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement. The transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Valley Bank's interest in the Investment Fund. The value attributed to the put/call is de minimis. The Company expects that Valley Bank will exercise the put option in December 2032, at the end of the recapture period, resulting in a pretax benefit to the Company of $1,569. The Company is recognizing this benefit, together with the debt issuance costs, over the seven-year compliance period in operating and administrative expense and interest expense, respectively.

The Company and its Chief Executive Officer, John J. Sumas, entered into a joint venture agreement to form the Leverage Lender. The Company and Mr. Sumas have a 95% and 5% ownership interest in the Leverage Lender, respectively. Pursuant to a promissory note entered into between Mr. Sumas and the Leverage Lender on December 19, 2025 (the "Promissory Note"), Mr. Sumas provided a $222 loan to the Leverage Lender to partially fund the $4,431 leverage loan between the Leverage Lender and the Investment Fund and the remainder of the funds required for the leverage loan were funded by the Company. The Promissory Note between Mr. Sumas and the Leverage Lender, an affiliate of the Company, bears an annual interest rate of 7.00%, payable quarterly beginning in March 2026, matures on March 31, 2033 and is recorded in notes payable to Wakefern and other related parties in the consolidated balance sheets. The leverage loan receivable of $4,431 is recorded in other assets in the consolidated balance sheets and includes interest only quarterly payments commencing in March 2026.

7. DERIVATIVES and HEDGING ACTIVITIES

The Company is exposed to interest rate risk arising from fluctuations in SOFR related to the Company's Credit Facility. The Company manages exposure to this risk and the variability of related cash flows primarily by the use of derivative financial instruments, specifically, interest rate swaps.

The Company's objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of January 24, 2026, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $395 and $577 during the 13 weeks ended January 24, 2026 and January 25, 2025, respectively, and $849 and $1,272 during the 26 weeks ended January 24, 2026 and January 25, 2025, respectively from AOCI to interest expense.

The notional value of the interest rate swaps were $53,488 as of January 24, 2026. The fair value of interest rate swaps recorded in other assets in the consolidated balance sheets was $4,977 as of January 24, 2026.

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

The Company's Chief Executive Officer and its President, together as a group, are the chief operating decision maker ("CODM") as defined within Accounting Standards Codification Topic 280, "Segment Reporting." The CODM assesses performance and allocates resources using income before income taxes and net income. The CODM also uses these measures to evaluate and make decisions on budgets, opening, closing, remodeling or replacing stores, marketing decisions, and acquisitions. The CODM is provided asset information on a consolidated basis as is reported on the consolidated balance sheets.

The following table summarizes sales, significant expenses, income before income taxes and net income on the Company’s single reportable segment:

	13 Weeks Ended		26 Weeks Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Sales:
Net Merchandise Sales	$637,922	$596,978	$1,217,885	$1,152,398
Other Sales (1)	3,037	2,673	5,667	4,949
Total Sales	640,959	599,651	1,223,552	1,157,347
Less:
Cost of sales	461,081	429,645	878,723	825,463
Store labor	54,762	52,951	107,908	103,884
Other operating and administrative expense (2)	93,124	86,303	181,424	172,890
Depreciation and amortization expense	8,529	8,602	16,934	16,985
Interest expense	847	982	1,709	1,972
Interest income	(3,176)	(3,356)	(6,444)	(6,972)
Income before income taxes	25,792	24,524	43,298	43,125
Income taxes	7,920	7,628	13,425	13,428
Net income	$17,872	$16,896	$29,873	$29,697

Capital expenditures and payments for other long-lived assets	$8,763	$15,847	$17,709	$27,548

(1)Other sales consist primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other 3rd party commissions.
(2)Other operating and administrative expense includes fringe payroll and benefit costs, occupancy expenses, utility costs, other facility costs, advertising, other operating expenses, non-store selling, general, and administrative expenses and income from equity method investments. The Company had equity method investments of $23,042 and $23,124 at January 24, 2026 and July 26, 2025, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)

OVERVIEW

Village Super Market, Inc. (the "Company" or "Village") was founded in 1937. Village operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and three Gourmet Garage specialty markets in New York City. Village is the second largest member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. As further described in the Company's Form 10-K, this ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.

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

The Company's stores, nine of which are owned, average 57,000 total square feet. These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods, as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird, Fairway and Gourmet Garage brands. Our Fairway Markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.

The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain. This program has included store remodels as well as the opening or acquisition of additional stores. When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

On April 9, 2025, we opened a 72,000 square foot replacement ShopRite store in Watchung, NJ, that replaced an existing 44,000 square foot store.

We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.

NON-GAAP MEASURES

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles ("GAAP"). We provide non-GAAP measures, including Adjusted net income and Adjusted operating and administrative expenses as management believes these supplemental measures are useful to investors and analysts. These non-GAAP financial measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP, nor as an alternative to net income, operating and administrative expense or any other GAAP measure of performance. We believe Adjusted net income and Adjusted operating and administrative expense are useful to investors because they provide supplemental measures that exclude the financial impact of certain items that affect period-to-period comparability. Management and the Board of Directors use these measures as they provide greater transparency in assessing ongoing operating performance on a period-to-period basis. Other companies may have different definitions of Non-GAAP Measures and provide for different adjustments, and comparability to the Company's results of operations may be impacted by such differences. The Company's presentation of Non-GAAP Measures should not be construed as an implication that its future results will be unaffected by unusual or non-recurring items.

The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	26 Weeks Ended
	January 24, 2026	January 25, 2025
Net Income	$29,873	$29,697

Adjustments to Operating and Administrative Expenses:
Pension settlement charge (1)	338	—

Adjustments to Income Taxes:
Tax impact of special items	(105)	—

Adjusted net income	$30,106	$29,697

Operating and administrative expenses	$289,332	$276,774
Adjustments to operating and administrative expenses	(338)	—
Adjusted operating and administrative expenses	$288,994	$276,774
Adjusted operating and administrative expenses as a % of sales	23.62%	23.91%

(1)Fiscal 2026 pension settlement charges relate to the termination of a company-sponsored plan.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		26 Weeks Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.94%	71.65%	71.82%	71.32%
Gross profit	28.06%	28.35%	28.18%	28.68%
Operating and administrative expense	23.07%	23.22%	23.65%	23.91%
Depreciation and amortization expense	1.33%	1.44%	1.38%	1.47%
Operating income	3.66%	3.69%	3.15%	3.30%
Interest expense	0.13%	0.16%	0.14%	0.17%
Interest income	(0.50%)	(0.56%)	(0.53%)	(0.60%)
Income before income taxes	4.03%	4.09%	3.54%	3.73%
Income taxes	1.24%	1.27%	1.10%	1.16%
Net income	2.79%	2.82%	2.44%	2.57%

Sales.  Sales were $640,959 in the 13 weeks ended January 24, 2026, an increase of 6.9% compared to the 13 weeks ended January 25, 2025. Sales increased due to an increase in same store sales of 4.8% and the opening of the Watchung, NJ replacement store on April 9, 2025. Same store sales increased due primarily to significantly higher sales in the last week of the second quarter of fiscal 2026 as customers prepared for Winter Storm Fern, as well as digital sales growth, continued growth in recently replaced or remodeled stores and higher fresh and pharmacy sales. These increases were partially offset by cannibalization of existing stores from the Watchung replacement store opening and recent competitive store openings. Excluding the estimated impact of Winter Storm Fern, same store sales increased 1.4% in the 13 weeks ended January 24, 2026 compared to the 13 weeks ended January 25, 2025. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.

Sales were $1,223,552 in the 26 weeks ended January 24, 2026, an increase of 5.7% compared to the 26 weeks ended January 25, 2025. Sales increased due to an increase in same store sales of 3.7% and the opening of the Watchung, NJ replacement store on April 9, 2025. Same store sales increased due primarily to significantly higher sales in the last week of the second quarter of fiscal 2026 as customers prepared for Winter Storm Fern, as well as digital sales growth, continued growth in recently replaced or remodeled stores and higher fresh and pharmacy sales. These increases were partially offset by cannibalization of existing stores from the Watchung replacement store opening and recent competitive store openings. Excluding the estimated impact of Winter Storm Fern, same store sales increased 2.0% in the 26 weeks ended January 24, 2026 compared to the 26 weeks ended January 25, 2025.

Gross Profit.  Gross profit as a percentage of sales decreased .29% in the 13 weeks ended January 24, 2026 compared to the 13 weeks ended January 25, 2025 due primarily to lower patronage dividends and other rebates received from Wakefern (.42%), an unfavorable change in product mix (.07%) and increased promotional spending (.03%), partially offset by increased departmental gross margin percentages (.21%) and decreased warehouse assessment charges from Wakefern (.02%). Gross profit in both the 13 weeks ended January 24, 2026 and January 25, 2025 were favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2026 (.32%) and fiscal 2025 (.62%).

Gross profit as a percentage of sales decreased .50% in the 26 weeks ended January 24, 2026 compared to the 26 weeks ended January 25, 2025 due primarily to lower patronage dividends and other rebates received from Wakefern (.36%), an unfavorable change in product mix (.08%) and increased promotional spending (.05%). Gross profit in both the 26 weeks ended January 24, 2026 and January 25, 2025 were favorably impacted by receipt of patronage dividends from Wakefern greater than estimated amounts accrued in both the second quarter of fiscal 2026 (.17%) and fiscal 2025 (.32%).

Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales decreased .15% in the 13 weeks ended January 24, 2026 compared to the 13 weeks ended January 25, 2025. The decrease in Operating and administrative expenses is due primarily to lower employee costs (.40%), lower advertising costs (.15%) and lower occupancy costs (.08%), partially offset by increased external service, technology, legal and other professional fees (.15%), increased weather-related maintenance costs (.13%), higher facility insurance costs (.11%) and increased store pre-opening costs (.06%). Employee and occupancy costs as a percentage of sales decreased due primarily to operating leverage as a result of significantly higher sales in the last week of the second quarter as a result of Winter Storm Fern.

Operating and administrative expense as a percentage of sales decreased 0.26% in the 26 weeks ended January 24, 2026 compared to the 26 weeks ended January 25, 2025. Adjusted operating and administrative expenses decreased .29% in the 26 weeks ended January 24, 2026 compared to the 26 weeks ended January 25, 2025. The decrease in Adjusted operating and administrative expenses is due primarily to lower employee costs (.37%), lower short-term rental income (.10%), lower advertising costs (.10%) and lower occupancy costs (.09%), partially offset by increased external service, technology, legal and other professional fees (.13%), increased repair and weather-related maintenance costs (.13%), increased store pre-opening costs (.09%) and higher facility insurance costs (.05%). Employee and occupancy costs as a percentage of sales decreased due primarily to operating leverage as a result of significantly higher sales in the last week of the second quarter as a result of Winter Storm Fern.

Depreciation and Amortization.  Depreciation and amortization expense decreased in the 13 and 26 weeks ended January 24, 2026 compared to the comparative prior year fiscal periods due primarily to timing of capital expenditures.

Interest Expense.  Interest expense decreased in the 13 and 26 weeks ended January 24, 2026 compared to the comparative prior year fiscal periods due primarily to lower average outstanding debt balances.

Interest Income.  Interest income decreased in the 13 and 26 weeks ended January 24, 2026 compared to the comparative prior year fiscal periods due primarily to lower interest rates on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.

Income Taxes.  The effective income tax rate was 30.7% in the 13 weeks ended January 24, 2026 compared to 31.1% in the 13 weeks ended January 25, 2025. The effective income tax rate was 31.0% in the 26 weeks ended January 24, 2026 compared to 31.1% in the 26 weeks ended January 25, 2025.

Net Income.  Net income was $17,872 in the 13 weeks ended January 24, 2026 compared to $16,896 in the 13 weeks ended January 25, 2025. Net income was $29,873 in the 26 weeks ended January 24, 2026 compared to $29,697 in the 26 weeks ended January 25, 2025.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company's Annual Report on Form 10-K for the year ended July 26, 2025. As of January 24, 2026, there have been no changes to the critical accounting policies contained therein.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table details our cash flows for the 26 weeks ended January 24, 2026 and January 25, 2025:

	26 Weeks Ended
	January 24, 2026	January 25, 2025	$ Change
Net cash provided by operating activities	$78,780	$60,952	$17,828
Net cash used in investing activities	(21,798)	(32,185)	10,387
Net cash used in financing activities	(6,469)	(12,099)	5,630
Net increase in cash, cash equivalents and restricted cash	$50,513	$16,668	$33,845

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $78,780 in the 26 weeks ended January 24, 2026 compared to $60,952 in the 26 weeks ended January 25, 2025. The $17,828 net increase in cash provided by operating activities was due primarily to a net favorable change related to our operating assets and liabilities, including our working capital.

The net favorable change related to our operating assets and liabilities, including our working capital, was due primarily to the favorable changes in our merchandise inventories driven by higher sales associated with Winter Storm Fern and income tax receivables and payables driven by lower tax payments due to tax benefits resulting from bonus depreciation, partially offset by lower patronage dividends received in the 26 weeks ended January 24, 2026 compared to the prior fiscal year period.

Net Cash Used In Investing Activities. Net cash used in investing activities was $21,798 in the 26 weeks ended January 24, 2026 compared to $32,185 in the 26 weeks ended January 25, 2025. The $10,387 net decrease in cash used in investing activities was due primarily to a $9,839 decrease in capital expenditures and proceeds of $4,494 in 26 weeks ended January 24, 2026 in connection to the sale of real estate assets related to our closed automated micro-fulfillment center in south NJ. These increases in cash used in investing activities were partially offset by an investment of $4,431 in notes receivable related to a New Markets Tax Credit financing transaction associated with our replacement store in East Orange, NJ.

During the 26 weeks ended January 24, 2026, we invested $17,709 on capital expenditures related primarily to the construction of replacement stores in East Orange, NJ and Galloway, NJ, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades.

Net Cash Used In Financing Activities. Net cash used in financing activities was $6,469 in the 26 weeks ended January 24, 2026 compared to $12,099 in the 26 weeks ended January 25, 2025. The $5,630 net decrease in cash used in financing activities was due primarily to $5,563 in proceeds from the issuance of long-term debt, net of debt issuance costs, associated with a New Markets Tax Credit financing transaction associated with our replacement store in East Orange, NJ.
During each of the 26 weeks ended January 24, 2026 and January 25, 2025, we made dividend payments of $6,652.
Liquidity and Debt

Working capital was $43,140 at January 24, 2026 compared to $23,840 at July 26, 2025. Working capital ratios at the same dates were 1.23 and 1.13 to one, respectively. The Company’s working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.

We have revised our budgeted capital expenditures downward from prior estimates to approximately $65,000 in fiscal 2026 due to delays in the timing of certain projects. Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store in Galloway, NJ expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company's primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at January 24, 2026 and operating cash flow generated in fiscal 2026.

At January 24, 2026, the Company held variable rate notes receivable due from Wakefern of $38,078 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $39,307 that earn interest at the prime rate plus .50% and mature on

September 28, 2027, and $37,972 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Credit Facility

The Company has a credit facility (the "Credit Facility") with Wells Fargo National Bank, National Association ("Wells Fargo"). The principal purpose of the Credit Facility is to finance general corporate and working capital requirements, Village's fiscal 2020 acquisition of certain Fairway assets and certain capital expenditures. Among other things, the Credit Facility provides for:

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
•An unsecured $10,000 term loan issued on September 1, 2022 repayable in equal monthly installments based on a seven-year amortization schedule through September 4, 2029 and bearing interest at the applicable SOFR plus 1.35%. An interest rate swap for a notional amount equal to the term loan fixes the base SOFR at 2.95% per annum through September 4, 2029, resulting in a fixed effective interest rate of 4.30% on the term loan. This loan qualified for an interest rate subsidy program with Wakefern on financing related to certain capital expenditure projects. Net of the subsidy, the Company pays interest at a fixed effective rate of 2.30%.
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
The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding at January 24, 2026), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at January 24, 2026. As of January 24, 2026, $65,979 remained available under the unsecured revolving line of credit.

Based on current trends, the Company believes cash and cash equivalents on hand at January 24, 2026, operating cash flow and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.

There have been no other substantial changes as of January 24, 2026 to the contractual obligations and commitments discussed in the Company’s Annual Report on Form 10-K for the year ended July 26, 2025.

OUTLOOK

This Form 10-Q contains certain forward-looking statements about Village's future performance. These statements are based on management's assumptions and beliefs in light of information currently available. Such statements relate to, for example: same store sales; economic conditions; expected pension plan contributions; projected capital expenditures; cash flow requirements; inflation expectations; and legal matters; and are indicated by words such as "will," "expect," "should," "intend," "anticipates," "believes" and similar words or phrases. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof. Readers should carefully review the risk factors identified in "Risk Factors" in this Form 10-Q.

•We expect the increase in same store sales to range from 1.0% to 3.0% in fiscal 2026.
•We have revised our budgeted capital expenditures downward from prior estimates to approximately $65,000 in fiscal 2026 due to delays in the timing of certain projects. Planned expenditures include costs for construction of a replacement store in East Orange, NJ expected to open in fiscal 2026, construction of a replacement store in Galloway, NJ expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company's primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at January 24, 2026 and operating cash flows generated in fiscal 2026.
•The Board's current intention is to continue to pay quarterly dividends in fiscal 2026 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flows and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2026 to be in the range of 30.5% to 31.5%.
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
•The Company's stores are concentrated in New Jersey, New York, Pennsylvania and Maryland. We are vulnerable to economic downturns in these states in addition to those that may affect the country as a whole. Results of operations may be materially adversely impacted by inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, labor shortages, changing demographics, natural disasters, terrorist attacks, the outbreak of pandemics or other illnesses, disruptions to supply chains and disturbances due to social unrest, geopolitical conflict and political instability.
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
•The Company uses a combination of insurance and self-insurance to provide for potential liability for workers' compensation, automobile, general liability, property, employment practices, director and officers' liability, and certain employee health care benefits. Any projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and insolvency of insurance carriers could all affect our financial condition, results of operations, or cash flows.
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
•Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes. These information systems are subject to damage or interruption from power outages, computer or telecommunications failures, computer viruses and related malicious software, catastrophic weather events, or human error. Any material interruption of our or Wakefern's information systems could have a material adverse impact on our results of operations.
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

RELATED PARTY TRANSACTIONS

As previously disclosed, we are currently engaged in litigation with Wakefern. At this time, we are unable to assess the impact of the litigation on our results of operations. See Note 5 of the accompanying consolidated financial statements for additional discussion regarding this litigation.

In connection with our participation in a New Markets Tax Credit program related to the construction of a replacement store in East Orange, New Jersey, on December 19, 2025, the Company and its Chief Executive Officer, John J. Sumas, entered into a joint venture agreement to form the Leverage Lender (as defined in Note 6 to the accompanying consolidated financial statements), an affiliate of the Company. The Company and Mr. Sumas have a 95% and 5% ownership interest in the Leverage Lender, respectively. In connection with this joint venture, Mr. Sumas loaned the the Company $222. See Note 6 to the accompanying consolidated financial statements for additional discussion regarding this related party transaction.

There have been no other significant changes in the Company's relationships or nature of transactions with related parties during the 26 weeks ended January 24, 2026.

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

The Credit Facility includes variable-rate term loans that bear interest at SOFR plus an applicable spread. The Company manages exposure to this risk and the variability of related cash flows primarily by the use of derivative financial instruments, specifically, interest rate swaps. The Company's objectives in using interest rate swaps are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps eliminate the economic interest rate exposure on the term loans within the Credit Facility, however the value of the interest rate swaps is exposed to interests rate risk. Generally, the fair market value of our interest rate swaps will decrease as interest rates fall and increase as interest rates rise.

As of January 24, 2026, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $395 and $577 during the 13 weeks ended January 24, 2026 and January 25, 2025, respectively, and $849 and $1,272 for the 26 weeks ended January 24, 2026 and January 25, 2025, respectively from AOCI to interest expense.

The notional value of the interest rate swaps were $53,488 as of January 24, 2026. The fair value of interest rate swaps recorded in other assets in the consolidated balance sheets was $4,977 as of January 24, 2026.

At January 24, 2026, the Company held variable rate notes receivable due from Wakefern of $38,078 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $39,307 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $37,972 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Changes in interest rates would impact the amount of interest income we realize on the variable rate notes receivable due from Wakefern. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.

Included in cash and cash equivalents at January 24, 2026 and July 26, 2025 are $129,427 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates, which are exposed to the impact of interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended January 24, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as discussed in Note 5 to the accompanying consolidated financial statements, during the period ended January 24, 2026, there were no material developments in the legal proceedings described in our Annual Report on Form 10-K for the year ended July 26, 2025.

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

GEOGRAPHIC CONCENTRATION AND NEW TRADE AREA

The Company's stores are concentrated in New Jersey, New York, Pennsylvania and Maryland. We are vulnerable to economic downturns in these states in addition to those that may affect the country as a whole. Results of operations may be materially adversely impacted by inflation, deflation, interest rate fluctuations, movements in energy costs, social programs, minimum wage legislation, changes in tariffs, labor shortages, changing demographics, natural disasters, terrorist attacks, the outbreak of pandemics or other illnesses, disruptions to supply chains and disturbances due to social unrest, geopolitical conflict and political instability.

WAKEFERN RELATIONSHIP

Village purchases substantially all of its merchandise from Wakefern. In addition, Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support and other store services. Further, Village receives patronage dividends and other product incentives from Wakefern and also has demand deposits and notes receivable due from Wakefern.

Any material change in Wakefern's method of operation or a termination or material modification of Village's relationship with Wakefern could have an adverse impact on the conduct of the Company's business and could involve additional expense for Village. The failure of any Wakefern member to fulfill its obligations to Wakefern or a member's insolvency or withdrawal from Wakefern could result in increased costs to the Company. Additionally, an adverse change in Wakefern's results of operations could have an adverse effect on Village’s results of operations.

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

INSURANCE

The Company uses a combination of insurance and self-insurance to provide for potential liability for workers' compensation, automobile, general liability, property, director and officers' liability, and certain employee health care benefits. Any projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and insolvency of insurance carriers could all affect our financial condition, results of operations, or cash flows.

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

INFORMATION TECHNOLOGY

Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes. These information systems are subject to damage or interruption from power outages, computer or telecommunications failures, computer viruses and related malicious software, catastrophic weather events, or human error. Any material interruption of our or Wakefern's information systems could have a material adverse impact on our results of operations.

Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems. In addition, confidential information is transmitted through our online businesses at shoprite.com, fairwaymarket.com and gourmetgarage.com, as well as through our ShopRite, Fairway and Gourmet Garage apps. Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems. Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions. It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at the Company, Wakefern or those of third-party service providers.

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

Village Super Market, Inc.
Registrant

Dated: March 4, 2026	/s/ John J. Sumas
John J. Sumas
(Chief Executive Officer)

Dated: March 4, 2026	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)