Form 10-Q
period 2026-04-25
VILLAGE SUPER MARKET INC
filed 2026-06-03
CIK 103595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

May 29, 2026
Class A Common Stock, No Par Value	10,684,446 Shares
Class B Common Stock, No Par Value	4,125,045 Shares

VILLAGE SUPER MARKET, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	April 25, 2026	July 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$128,676	$110,699
Merchandise inventories	51,164	51,424
Patronage dividend receivable	10,515	14,144
Income taxes receivable	1,148	5,265
Other current assets	20,674	19,223
Assets held for sale	—	4,354
Total current assets	212,177	205,109
Property, equipment and fixtures, net	329,947	322,889
Operating lease assets	233,409	252,291
Notes receivable from Wakefern	117,300	111,205
Investment in Wakefern	32,207	32,207
Investments in real estate partnerships	21,407	21,701
Goodwill	24,190	24,190
Other assets	37,802	34,119
Total assets	$1,008,439	$1,003,711
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$22,037	$21,585
Finance lease obligations	1,120	1,037
Notes payable to Wakefern	432	541
Current portion of long-term debt	9,370	9,370
Accounts payable to Wakefern	79,826	83,258
Accounts payable and accrued expenses	38,664	33,177
Accrued wages and benefits	30,650	32,004
Income taxes payable	—	297
Total current liabilities	182,099	181,269
Operating lease obligations	222,654	241,216
Finance lease obligations	17,215	18,243
Notes payable to Wakefern and other related parties	314	405
Long-term debt	47,134	48,621
Pension liabilities	3,052	3,284
Other liabilities	21,073	18,709
Total liabilities	493,541	511,747
Commitments and contingencies (Note 5)
Shareholders' Equity:
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,874 shares at April 25, 2026 and 11,627 shares at July 26, 2025	86,391	83,616
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at April 25, 2026 and July 26, 2025	670	670
Retained earnings	452,534	423,690
Accumulated other comprehensive income	3,931	4,453
Treasury stock, Class A, at cost: 1,188 shares at April 25, 2026 and 997 shares at July 26, 2025	(28,628)	(20,465)
Total shareholders' equity	514,898	491,964
Total liabilities and shareholders' equity	$1,008,439	$1,003,711
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Sales	$572,587	$563,669	$1,796,139	$1,721,016
Cost of sales	411,781	401,488	1,290,503	1,226,951
Gross profit	160,806	162,181	505,636	494,065

Operating and administrative expense	143,772	139,683	433,103	416,457
Depreciation and amortization expense	8,629	8,773	25,563	25,758
Operating income	8,405	13,725	46,970	51,850

Interest expense	833	899	2,542	2,871
Interest income	(3,128)	(3,256)	(9,572)	(10,228)
Income before income taxes	10,700	16,082	54,000	59,207

Income taxes	1,736	4,921	15,161	18,349
Net income	$8,964	$11,161	$38,839	$40,858

Net income per share:
Class A common stock:
Basic	$0.68	$0.84	$2.92	$3.07
Diluted	0.61	0.75	2.62	2.76

Class B common stock:
Basic	$0.44	$0.54	$1.90	$1.99
Diluted	0.44	0.54	1.90	1.99
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Net income	$8,964	$11,161	$38,839	$40,858

Other comprehensive loss:
Unrealized losses on interest rate swaps, net of tax (1)	(168)	(989)	(646)	(1,099)
Amortization of pension actuarial gain, net of tax (2)	(27)	(68)	(81)	(203)
Pension settlement loss, net of tax (3)	—	—	205	—
Total other comprehensive loss	(195)	(1,057)	(522)	(1,302)
Comprehensive income	$8,769	$10,104	$38,317	$39,556

(1)Amounts are net of tax of $79 and $447 for the 13 weeks ended April 25, 2026 and April 26, 2025, respectively, and $294 and $497 for the 39 weeks ended April 25, 2026 and April 26, 2025, respectively.
(2)Amounts are net of tax of $13 and $31 for the 13 weeks ended April 25, 2026 and April 26, 2025, respectively, and $37 and $93 for the 39 weeks ended April 25, 2026 and April 26, 2025, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amount is net of tax of $93 for the 39 weeks ended April 25, 2026. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands) (Unaudited)

	13 Weeks Ended April 25, 2026 and April 26, 2025
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, January 24, 2026	11,624	$85,428	4,125	$670	$446,911	$4,126	997	$(20,465)	$516,670
Net income	—	—	—	—	8,964	—	—	—	8,964
Other comprehensive loss, net of tax of $92	—	—	—	—	—	(195)	—	—	(195)
Dividends	—	—	—	—	(3,341)	—	—	—	(3,341)
Treasury stock purchases	—	—	—	—	—	—	191	(8,163)	(8,163)
Restricted shares forfeited	(1)	(22)	—	—	—	—	—	—	(22)
Share-based compensation expense	251	985	—	—	—	—	—	—	985
Balance, April 25, 2026	11,874	$86,391	4,125	$670	$452,534	$3,931	1,188	$(28,628)	$514,898

Balance, January 25, 2025	11,620	$81,792	4,125	$670	$403,663	$6,334	998	$(20,491)	$471,968
Net income	—	—	—	—	11,161	—	—	—	11,161
Other comprehensive loss, net of tax of $478	—	—	—	—	—	(1,057)	—	—	(1,057)
Dividends	—	—	—	—	(3,327)	—	—	—	(3,327)
Exercise of stock options	1	6	—	—	—	—	(1)	26	32
Restricted shares forfeited	(1)	(1)	—	—	—	—	—	—	(1)
Share-based compensation expense	8	904	—	—	—	—	—	—	904
Balance, April 26, 2025	11,628	$82,701	4,125	$670	$411,497	$5,277	997	$(20,465)	$479,680

	39 Weeks Ended April 25, 2026 and April 26, 2025
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 26, 2025	11,627	$83,616	4,125	$670	$423,690	$4,453	997	$(20,465)	$491,964
Net income	—	—	—	—	38,839	—	—	—	38,839
Other comprehensive loss, net of tax of $238	—	—	—	—	—	(522)	—	—	(522)
Dividends	—	—	—	—	(9,995)	—	—	—	(9,995)
Treasury stock purchases	—	—	—	—	—	—	191	(8,163)	(8,163)
Restricted shares forfeited	(4)	(70)	—	—	—	—	—	—	(70)
Share-based compensation expense	251	2,845	—	—	—	—	—	—	2,845
Balance, April 25, 2026	11,874	$86,391	4,125	$670	$452,534	$3,931	1,188	$(28,628)	$514,898

Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	40,858	—	—	—	40,858
Other comprehensive loss, net of tax of $590	—	—	—	—	—	(1,302)	—	—	(1,302)
Dividends	—	—	—	—	(9,979)	—	—	—	(9,979)
Exercise of stock options	2	11	—	—	—	—	(2)	42	53
Restricted shares forfeited	(20)	(195)	—	—	—	—	—	—	(195)
Share-based compensation expense	8	2,686	—	—	—	—	—	—	2,686
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, April 26, 2025	11,628	$82,701	4,125	$670	$411,497	$5,277	997	$(20,465)	$479,680
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	39 Weeks Ended
	April 25, 2026	April 26, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,839	$40,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,116	27,524
Share-based compensation expense	2,775	2,491
Deferred taxes	2,982	(1,338)
Provision to value inventories at LIFO	735	614
Gain on sale of property, equipment and fixtures	(22)	(26)
Changes in assets and liabilities:
Merchandise inventories	(475)	(5,056)
Patronage dividend receivable	3,629	6,123
Accounts payable to Wakefern	(1,170)	(1,587)
Accounts payable and accrued expenses	2,691	2,600
Accrued wages and benefits	(1,354)	(809)
Income tax receivables and payables	3,820	4,153
Other assets and liabilities	(1,031)	(3,954)
Net cash provided by operating activities	78,535	71,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,758)	(48,705)
Proceeds from the sale of assets	4,494	—
Investment in notes receivable from Wakefern	(6,095)	(6,290)
Investment in notes receivable related to New Markets Tax Credit financing	(4,431)	—
Investment in real estate partnership	—	(339)
Net cash used in investing activities	(39,790)	(55,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	6,000	—
Debt issuance costs	(437)	—
Proceeds from issuance of notes payable to related parties	222	—
Principal payments of long-term debt	(8,395)	(8,234)
Dividends	(9,995)	(9,979)
Treasury stock purchases, including shares surrendered for withholding taxes	(8,163)	—
Proceeds from exercise of stock options	—	53
Net cash used in financing activities	(20,768)	(18,160)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	17,977	(1,901)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	110,699	117,261
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,676	$115,360

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$2,542	$2,871
Income taxes	$8,360	$15,535

NONCASH SUPPLEMENTAL DISCLOSURES:
Capital expenditures included in accounts payable and accrued expenses	$9,885	$13,087
Lease obligations obtained in exchange for right-of-use assets	$175	$10,805
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands) (Unaudited)

1. BASIS OF PRESENTATION and ACCOUNTING POLICIES
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial position as of April 25, 2026 and July 26, 2025 and the consolidated statements of operations, comprehensive income and cash flows for the 13 and 39 weeks ended April 25, 2026 and April 26, 2025 of Village Super Market, Inc. ("Village" or the “Company").
The significant accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the July 26, 2025 Village Super Market, Inc. Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The results of operations for the 13 and 39 weeks ended April 25, 2026 are not necessarily indicative of the results to be expected for the full year.
Disaggregated Revenues
The following table presents the Company's sales by product categories during each of the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	April 25, 2026		April 26, 2025 (4)		April 25, 2026		April 26, 2025 (4)
	Amount	%	Amount	%	Amount	%	Amount	%
Center Store (1)	$334,838	58.5%	$335,913	59.7%	$1,062,040	59.1%	$1,034,187	60.2%
Fresh (2)	209,679	36.6%	202,573	35.9%	647,813	36.1%	610,087	35.4%
Pharmacy	24,591	4.3%	22,710	4.0%	77,140	4.3%	69,320	4.0%
Other (3)	3,479	0.6%	2,473	0.4%	9,146	0.5%	7,422	0.4%
Total Sales	$572,587	100.0%	$563,669	100.0%	$1,796,139	100.0%	$1,721,016	100.0%

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
2. MERCHANDISE INVENTORIES
Approximately 65% and 64% of the Company's merchandise inventories were valued by the last-in, first-out ("LIFO") method at April 25, 2026 and July 26, 2025, respectively, while the remaining balances were valued by the first-in, first-out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $23,117 and $22,382 higher than reported at April 25, 2026 and July 26, 2025, respectively.
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
The table below reconciles Net income to Net income available to Class A and Class B shareholders:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Net income	$8,964	$11,161	$38,839	$40,858
Distributed and allocated undistributed Net income to unvested restricted shareholders	200	364	1,159	1,371
Net income available to Class A and Class B shareholders	$8,764	$10,797	$37,680	$39,487
The tables below reconcile the numerators and denominators of basic and diluted Net income per share for all periods presented.

	April 25, 2026
	13 Weeks Ended		39 Weeks Ended
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$6,961	$1,803	$29,862	$7,818
Conversion of Class B to Class A shares	1,803	—	7,818	—
Net income allocated, diluted	$8,764	$1,803	$37,680	$7,818

Denominator:
Weighted average shares outstanding, basic	10,298	4,125	10,232	4,125
Conversion of Class B to Class A shares	4,125	—	4,125	—
Weighted average shares outstanding, diluted	14,423	4,125	14,357	4,125

	April 26, 2025
	13 Weeks Ended		39 Weeks Ended
	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$8,550	$2,247	$31,210	$8,277
Conversion of Class B to Class A shares	2,247	—	8,277	—
Net income allocated, diluted	$10,797	$2,247	$39,487	$8,277

Denominator:
Weighted average shares outstanding, basic	10,190	4,125	10,160	4,150
Conversion of Class B to Class A shares	4,125	—	4,150	—
Weighted average shares outstanding, diluted	14,315	4,125	14,310	4,150
Non-vested restricted Class A shares of 254 and 429, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation at April 25, 2026 and April 26, 2025, respectively, due to their anti-dilutive effect.

4. RELATED PARTY INFORMATION – WAKEFERN
 A description of the Company's transactions with Wakefern Food Corporation ("Wakefern"), its principal supplier, and with other related parties is included in the Company's Annual Report on Form 10-K for the year ended July 26, 2025.
At April 25, 2026, the Company held variable rate notes receivable due from Wakefern of $38,759 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,010 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $38,531 that earn interest at the Secured Overnight Financing Rate ("SOFR") plus 2.25% and mature on February 15, 2029. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
Included in cash and cash equivalents at April 25, 2026 and July 26, 2025 are $110,988 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates.
The Company is required to invest in Wakefern's common stock. At April 25, 2026, the Company's indebtedness to Wakefern for the outstanding amount of stock subscriptions was $524, of which $432 is recorded in notes payable to Wakefern and $92 is recorded in notes payable to Wakefern and other related parties in the consolidated balance sheet.
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
In response to the Company's Second Amended Complaint, on March 19, 2026, Wakefern sought to file an Answer, Separate Defenses, Jury Demand, Counterclaims, and Third-Party Complaint with the Law Division. The Counterclaims sought, among other things, a declaration from the Court that good cause exists under the Wakefern By-Laws to compel the Company to sell its stock in Wakefern and to exit the cooperative. Although not dismissed with prejudice, on March 23, 2026, Wakefern's Counterclaims and Third-Party Complaint were rejected as procedurally deficient for filing by the Civil Division Manager's Office. The Company believes that all claims therein were frivolous and were filed in response to the Company seeking to assert its rights.
Subsequently, Wakefern and the Company have consented to each filing amended pleadings with the Law Division and currently await the Court's approval. Based upon Wakefern's representations to the Company and the Court, Wakefern's amended Counterclaims will not include the declaratory judgment claim described above.
The Company continues to evaluate its options for alternative relief with respect to Wakefern and the Acquisition. Notwithstanding the above, the Company's claims are pending resolution on the merits. To date, the Company believes the dispute with Wakefern has not materially impacted the Company's operations or financial performance. At this time, the Company is unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.
The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

6. DEBT
Long-term debt consists of the following:

	April 25, 2026	July 26, 2025
Secured term loans	$42,175	$45,378
Unsecured term loan	8,820	12,613
New Market Tax Credit financing	5,509	—
Total debt	56,504	57,991
Less: current portion of long-term debt	9,370	9,370
Total long-term debt	$47,134	$48,621
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
The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding at April 25, 2026), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 25, 2026. As of April 25, 2026, $65,979 remained available under the unsecured revolving line of credit.

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
The Investment Fund then contributed $6,000 of the proceeds to a CDE, which, in turn, loaned combined funds of $5,563, net of debt issuance costs of $437, to Village Super Market of Brick Church LLC, a wholly-owned subsidiary of the Company, pursuant to a loan agreement with NJCC CDE 49 LLC (the "Loan Agreement") at an annual interest rate of approximately 1.24%, payable quarterly, and with a maturity date of December 19, 2055. The loans payable related to the NMTC program, net of debt issuance costs, are recorded in long-term debt in the consolidated balance sheets. The proceeds of the loans from the CDE were used to partially fund the construction of the East Orange replacement store.
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
The Company and its Chief Executive Officer, John J. Sumas, entered into a joint venture agreement to form the Leverage Lender. The Company and Mr. Sumas have a 95% and 5% ownership interest in the Leverage Lender, respectively. Pursuant to a promissory note entered into between Mr. Sumas and the Leverage Lender on December 19, 2025 (the "Promissory Note"), Mr. Sumas provided a $222 loan to the Leverage Lender to partially fund the $4,431 leverage loan between the Leverage Lender and the Investment Fund and the remainder of the funds required for the leverage loan were funded by the Company. The Promissory Note between Mr. Sumas and the Leverage Lender, an affiliate of the Company, bears an annual interest rate of 7.00%, payable quarterly, matures on March 31, 2033 and is recorded in notes payable to Wakefern and other related parties in the consolidated balance sheets. The related interest expense paid to Mr. Sumas during the 39 weeks ended April 25, 2026 was de minimis. The leverage loan receivable of $4,431 is recorded in other assets in the consolidated balance sheets and includes interest only quarterly payments that commenced in March 2026.
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
As of April 25, 2026, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $328 and $496 during the 13 weeks ended April 25, 2026 and April 26, 2025, respectively, and $1,178 and $1,768 during the 39 weeks ended April 25, 2026 and April 26, 2025, respectively from AOCI to interest expense.
The notional value of the interest rate swaps were $51,145 as of April 25, 2026. The fair value of interest rate swaps recorded in other assets in the consolidated balance sheets was $4,732 as of April 25, 2026.
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
The following table summarizes sales, significant expenses, income before income taxes and net income on the Company’s single reportable segment:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Sales:
Net Merchandise Sales	$569,108	$561,196	$1,786,993	$1,713,594
Other Sales (1)	3,479	2,473	9,146	7,422
Total Sales	572,587	563,669	1,796,139	1,721,016
Less:
Cost of sales	411,781	401,488	1,290,503	1,226,951
Store labor	52,078	52,232	159,986	156,117
Other operating and administrative expense (2)	91,694	87,451	273,117	260,340
Depreciation and amortization expense	8,629	8,773	25,563	25,758
Interest expense	833	899	2,542	2,871
Interest income	(3,128)	(3,256)	(9,572)	(10,228)
Income before income taxes	10,700	16,082	54,000	59,207
Income taxes	1,736	4,921	15,161	18,349
Net income	$8,964	$11,161	$38,839	$40,858

Capital expenditures and payments for other long-lived assets	$16,049	$21,157	$33,758	$48,705

(1)Other sales consist primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other 3rd party commissions.
(2)Other operating and administrative expense includes fringe payroll and benefit costs, occupancy expenses, utility costs, other facility costs, advertising, other operating expenses, non-store selling, general, and administrative expenses and income from equity method investments. The Company had equity method investments of $22,922 and $23,124 at April 25, 2026 and July 26, 2025, respectively.

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
The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, both in-store and online, including national, regional and local supermarket chains, as well as warehouse clubs, supercenters, drug stores, discount general merchandise stores, fast food chains, restaurants, dollar stores and convenience stores. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus and Fairway Insider customer loyalty programs enable Village to offer continuity programs, focus on target marketing initiatives and to offer discounts and attach digital coupons directly to a customer's loyalty card.
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
The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain. This program has included store remodels, as well as the opening or acquisition of additional stores. When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.
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
The following tables reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	39 Weeks Ended
	April 25, 2026	April 26, 2025
Net Income	$38,839	$40,858

Adjustments to Operating and Administrative Expenses:
Pension settlement charge (1)	338	—

Adjustments to Income Taxes:
Tax impact of special items	(105)	—

Adjusted net income	$39,072	$40,858

Operating and administrative expenses	$433,103	$416,457
Adjustments to operating and administrative expenses	(338)	—
Adjusted operating and administrative expenses	$432,765	$416,457
Adjusted operating and administrative expenses as a % of sales	24.09%	24.20%

(1)Fiscal 2026 pension settlement charges relate to the termination of a company-sponsored plan.

RESULTS OF OPERATIONS

The following table sets forth the major components of the Consolidated Statements of Operations as a percentage of sales:

	13 Weeks Ended		39 Weeks Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	71.92%	71.23%	71.85%	71.29%
Gross profit	28.08%	28.77%	28.15%	28.71%
Operating and administrative expense	25.11%	24.78%	24.11%	24.20%
Depreciation and amortization expense	1.50%	1.56%	1.43%	1.49%
Operating income	1.47%	2.43%	2.61%	3.02%
Interest expense	0.15%	0.16%	0.14%	0.17%
Interest income	(0.55%)	(0.58%)	(0.53%)	(0.59%)
Income before income taxes	1.87%	2.85%	3.00%	3.44%
Income taxes	0.30%	0.87%	0.84%	1.07%
Net income	1.57%	1.98%	2.16%	2.37%
Sales.  Sales were $572,587 in the 13 weeks ended April 25, 2026, an increase of 1.6% compared to the 13 weeks ended April 26, 2025. Sales increased due primarily to the opening of the Watchung, NJ replacement store on April 9, 2025, partially offset by a decline in same store sales of 0.2%. Same store sales were negatively impacted by Winter Storm Fern, which resulted in store closures at the start of the third quarter, as well as a shift in demand into the final week of the second quarter as customers prepared for the storm. Excluding the estimated impact of Winter Storm Fern on the first week of the quarter, same store sales increased 1.3% in the 13 weeks ended April 25, 2026 compared to the 13 weeks ended April 26, 2025.
Same store sales were also negatively impacted by deflation in egg pricing and cannibalization of existing stores from the Watchung replacement store opening, partially offset by digital sales growth, continued growth in recently replaced or remodeled stores and higher sales in fresh departments. Pharmacy sales positively impacted same store sales despite lower pricing resulting from the Inflation Reduction Act. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.
Sales were $1,796,139 in the 39 weeks ended April 25, 2026, an increase of 4.4% compared to the 39 weeks ended April 26, 2025. Sales increased due primarily to same store sales growth of 2.4% and the opening of the Watchung, NJ replacement store on April 9, 2025. Same store digital sales reflected continued growth in recently replaced or remodeled stores and higher fresh and pharmacy sales, partially offset by deflation in egg pricing and cannibalization of existing stores from the Watchung replacement store opening.
Gross Profit.  Gross profit as a percentage of sales decreased .69% in the 13 weeks ended April 25, 2026 compared to the 13 weeks ended April 26, 2025 due primarily to lower patronage dividends and other rebates received from Wakefern (.56%), increased warehouse assessment charges from Wakefern (.09%), an unfavorable change in product mix (.08%) and increased promotional spending (.05%), partially offset by increased departmental gross margin percentages (.08%).
Gross profit as a percentage of sales decreased .56% in the 39 weeks ended April 25, 2026 compared to the 39 weeks ended April 26, 2025 due primarily to lower patronage dividends and other rebates received from Wakefern (.42%), an unfavorable change in product mix (.08%) and increased promotional spending (.05%).
Operating and Administrative Expense.  Operating and administrative expense as a percentage of sales increased .33% in the 13 weeks ended April 25, 2026 compared to the 13 weeks ended April 26, 2025. The increase in Operating and administrative expenses is due primarily to higher utility, repair and weather-related maintenance costs (.18%), increased external service, technology, legal and other professional fees (.15%), higher facility insurance costs (.08%) and higher employee costs (.06%), partially offset by lower advertising costs (.11%). Operating and administrative expense as a percentage of sales increased due primarily to lower operating leverage resulting from store closures at the start of the third quarter due to Winter Storm Fern, as well as a shift in demand into the final week of the second quarter as customers prepared for the storm.

Operating and administrative expense as a percentage of sales decreased .09% in the 39 weeks ended April 25, 2026 compared to the 39 weeks ended April 26, 2025. Adjusted operating and administrative expenses decreased .11% in the 39 weeks ended April 25, 2026 compared to the 39 weeks ended April 26, 2025. The decrease in Adjusted operating and administrative expenses is due primarily to lower employee costs (.24%), lower advertising costs (.11%) and short-term rental income (.09%), partially offset by increased external service, technology, legal and other professional fees (.14%), increased utility, repair and weather-related maintenance costs (.14%) and higher facility insurance costs (.05%).
Depreciation and Amortization.  Depreciation and amortization expense decreased in the 13 and 39 weeks ended April 25, 2026 compared to the comparative prior year fiscal periods due primarily to timing of capital expenditures.
Interest Expense.  Interest expense decreased in the 13 and 39 weeks ended April 25, 2026 compared to the comparative prior year fiscal periods due primarily to lower average outstanding debt balances.
Interest Income.  Interest income decreased in the 13 and 39 weeks ended April 25, 2026 compared to the comparative prior year fiscal periods due primarily to lower interest rates on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.
Income Taxes.  The effective income tax rate was 16.2% in the 13 weeks ended April 25, 2026 compared to 30.6% in the 13 weeks ended April 26, 2025. The decrease in the effective tax rate was primarily due to the excess tax benefit from vested stock-based compensation in the 13 weeks ended April 25, 2026.
The effective income tax rate was 28.1% in the 39 weeks ended April 25, 2026 compared to 31.0% in the 39 weeks ended April 26, 2025. The decrease in the effective tax rate was primarily due to the excess tax benefit from vested stock-based compensation in the 13 weeks ended April 25, 2026.
Net Income.  Net income was $8,964 in the 13 weeks ended April 25, 2026 compared to $11,161 in the 13 weeks ended April 26, 2025.
Net income was $38,839 in the 39 weeks ended April 25, 2026 compared to $40,858 in the 39 weeks ended April 26, 2025. Adjusted net income was $39,072 in the 39 weeks ended April 25, 2026 compared to $40,858 in the 39 weeks ended April 26, 2025.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relating to the impairment of long-lived assets, goodwill and indefinite-lived intangible assets and accounting for patronage dividends earned as a stockholder of Wakefern, are described in the Company's Annual Report on Form 10-K for the year ended July 26, 2025. As of April 25, 2026, there have been no changes to the critical accounting policies contained therein.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table details our cash flows for the 39 weeks ended April 25, 2026 and April 26, 2025:

	39 Weeks Ended
	April 25, 2026	April 26, 2025	$ Change
Net cash provided by operating activities	$78,535	$71,593	$6,942
Net cash used in investing activities	(39,790)	(55,334)	15,544
Net cash used in financing activities	(20,768)	(18,160)	(2,608)
Net increase in cash and cash equivalents	$17,977	$(1,901)	$19,878
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $78,535 in the 39 weeks ended April 25, 2026 compared to $71,593 in the 39 weeks ended April 26, 2025. The $6,942 net increase in cash provided by operating activities was due primarily to a net favorable change related to our operating assets and liabilities, including our working capital.
The net favorable change related to our operating assets and liabilities, including our working capital, was due primarily to the favorable changes in our merchandise inventories largely driven by the impact of the opening of the Watchung, NJ replacement store on April 9, 2025 and other assets and liabilities largely driven by lower pension-related payments. These favorable changes were partially offset by lower patronage dividends received in the 39 weeks ended April 25, 2026 compared to the prior fiscal year period.
Net Cash Used In Investing Activities. Net cash used in investing activities was $39,790 in the 39 weeks ended April 25, 2026 compared to $55,334 in the 39 weeks ended April 26, 2025. The $15,544 net decrease in cash used in investing activities was due primarily to a $14,947 decrease in capital expenditures and proceeds of $4,494 in 39 weeks ended April 25, 2026 in connection to the sale of real estate assets related to our closed automated micro-fulfillment center in south NJ. These decreases in cash used in investing activities were partially offset by an investment of $4,431 in notes receivable related to a New Markets Tax Credit financing transaction associated with our replacement store in East Orange, NJ.
During the 39 weeks ended April 25, 2026, we invested $33,758 on capital expenditures related primarily to the construction of replacement stores in East Orange, NJ and Galloway, NJ, one major remodel, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades, including installation of solar panels at four locations.
Net Cash Used In Financing Activities. Net cash used in financing activities was $20,768 in the 39 weeks ended April 25, 2026 compared to $18,160 in the 39 weeks ended April 26, 2025. The $2,608 net increase in cash used in financing activities was due primarily to $8,163 of shares surrendered for withholding taxes during the third quarter of fiscal 2026 associated with the vesting of restricted stock awards, partially offset by $5,563 in proceeds from the issuance of long-term debt, net of debt issuance costs, associated with a New Markets Tax Credit financing transaction associated with our replacement store in East Orange, NJ.
During the 39 weeks ended April 25, 2026 and April 26, 2025, we made dividend payments of $9,995 and $9,979, respectively.
Liquidity and Debt
Working capital was $30,078 at April 25, 2026 compared to $23,840 at July 26, 2025. Working capital ratios at the same dates were 1.17 and 1.13 to one, respectively. The Company's working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.
We continue to expect capital expenditures of approximately $65,000 in fiscal 2026. Planned expenditures include costs for construction of a replacement store in East Orange, NJ which opened on May 27, 2026, construction of a replacement store in Galloway, NJ expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades, including installation of solar panels at four locations. The Company's primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at April 25, 2026 and operating cash flows generated in fiscal 2026.
At April 25, 2026, the Company held variable rate notes receivable due from Wakefern of $38,759 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,010 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $38,531 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
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
The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding at April 25, 2026), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement at April 25, 2026. As of April 25, 2026, $65,979 remained available under the unsecured revolving line of credit.

Based on current trends, the Company believes cash and cash equivalents on hand at April 25, 2026, operating cash flows and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.
There have been no other substantial changes as of April 25, 2026 to the contractual obligations and commitments discussed in the Company's Annual Report on Form 10-K for the year ended July 26, 2025.
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
•We expect the increase in same store sales to range from 1.5% to 2.5% in fiscal 2026.
•We continue to expect capital expenditures of approximately $65,000 in fiscal 2026. Planned expenditures include costs for construction of a replacement store in East Orange, NJ which opened on May 27, 2026, construction of a replacement store in Galloway, NJ expected to open in fiscal 2027, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades. The Company's primary sources of liquidity in fiscal 2026 are expected to be cash and cash equivalents on hand at April 25, 2026 and operating cash flows generated in fiscal 2026.
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
•We have revised our estimated effective income tax rate in fiscal 2026 to be in the range of 28.5% to 29.5% primarily due to the excess tax benefit from vested stock-based compensation in the 13 weeks ended April 25, 2026.
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
Due to the nature of our business, personal information about our customers, vendors and associates is received and stored in these information systems. In addition, confidential information is transmitted through our online business at shoprite.com, fairwaymarket.com and gourmetgarage.com, as well as through our ShopRite, Fairway and Gourmet Garage apps. Unauthorized parties may attempt to access information stored in or to sabotage or disrupt these systems. Wakefern and the Company maintain substantial security measures to prevent and detect unauthorized access to such information, including utilizing third-party service providers for monitoring our networks, security reviews, and other functions. It is possible that computer hackers, cyber terrorists and others may be able to defeat the security measures in place at the Company, Wakefern or those of third-party service providers.
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
In connection with our participation in a New Markets Tax Credit program related to the construction of a replacement store in East Orange, New Jersey, on December 19, 2025, the Company and its Chief Executive Officer, John J. Sumas, entered into a joint venture agreement to form the Leverage Lender (as defined in Note 6 to the accompanying consolidated financial statements), an affiliate of the Company. The Company and Mr. Sumas have a 95% and 5% ownership interest in the Leverage Lender, respectively. In connection with this joint venture, Mr. Sumas loaned the Company $222. See Note 6 to the accompanying consolidated financial statements for additional discussion regarding this related party transaction.
There have been no other significant changes in the Company's relationships or nature of transactions with related parties during the 39 weeks ended April 25, 2026.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to certain market risks, including interest rate risk associated with our credit facility, interest rate swaps and variable rate notes receivable due from Wakefern.
The Company is exposed to interest rate risk arising from fluctuations in Secured Overnight Financing Rate ("SOFR") related to the Company's Credit Facility. The Credit Facility includes an unsecured revolving line of credit providing a maximum amount available for borrowing of $75,000 that bears interest at the applicable SOFR plus 1.25% and expires on April 30, 2030. The unsecured revolving line of credit is exposed to interest rate fluctuations to the extent of changes in the SOFR. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.
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
As of April 25, 2026, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $328 and $496 during the 13 weeks ended April 25, 2026 and April 26, 2025, respectively, and $1,178 and $1,768 for the 39 weeks ended April 25, 2026 and April 26, 2025, respectively from AOCI to interest expense.
The notional value of the interest rate swaps were $51,145 as of April 25, 2026. The fair value of interest rate swaps recorded in other assets in the consolidated balance sheets was $4,732 as of April 25, 2026.

At April 25, 2026, the Company held variable rate notes receivable due from Wakefern of $38,759 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,010 that earn interest at the prime rate plus .50% and mature on September 28, 2027 and $38,531 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Changes in interest rates would impact the amount of interest income we realize on the variable rate notes receivable due from Wakefern. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
Included in cash and cash equivalents at April 25, 2026 and July 26, 2025 are $110,988 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates, which are exposed to the impact of interest rate changes.
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
There have been no changes in the Company's internal control over financial reporting during the quarter ended April 25, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as discussed in Note 5 to the accompanying consolidated financial statements, during the period ended April 25, 2026, there were no material developments in the legal proceedings described in our Annual Report on Form 10-K for the year ended July 26, 2025.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
Shares of the Company's Class B Common Stock may be converted immediately into Class A Common Stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
No shares of the Company's Class B common stock were converted into Class A common stock during third quarter of fiscal 2026.
(b) Not Applicable
(c) Issuer Purchases of Equity Securities
The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2026 are set forth in the table below:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 25, 2026 to February 21, 2026	—	$—	—	$1,348,854
February 22, 2026 to March 21, 2026	190,757	42.79	—	1,348,854
March 22, 2026 to April 25, 2026	—	—	—	1,348,854
Total	190,757	42.79	—

(1)The reported periods conform to our fiscal calendar.
(2)Represents shares surrendered to the Company to satisfy employee-related taxes withheld on restricted stock that vested during the period.
(3)Includes amount remaining under the $5.0 million repurchase program of the Company's Class A Common Stock authorized by the Board of Directors and announced on September 13, 2019 . Repurchases may be made from time-to-time through a variety of methods, including open market purchases and other negotiated transactions, including through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.
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

Village Super Market, Inc.
Registrant

Dated: June 3, 2026	/s/ John J. Sumas
John J. Sumas
(Chief Executive Officer)

Dated: June 3, 2026	/s/ John Van Orden
John Van Orden
(Chief Financial Officer)