Form 10-K
period 2026-07-25
VILLAGE SUPER MARKET INC
filed 2026-10-08
CIK 103595

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended July 25, 2026
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
The aggregate market value of the Class A common stock of Village Super Market, Inc. held by non-affiliates was approximately $305.1 million and the aggregate market value of the Class B common stock held by non-affiliates was approximately $0.3 million based upon the closing price of the Class A shares on the NASDAQ on January 24, 2026, the last business day of the second fiscal quarter. There are no other classes of voting stock outstanding.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date.

Outstanding at
Class	October 1, 2026
Class A common stock, no par value	10,681,283 Shares
Class B common stock, no par value	4,125,045 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Information contained in the 2026 definitive Proxy Statement to be filed with the Commission and delivered to security holders in connection with the Annual Meeting scheduled to be held on December 11, 2026 are incorporated by reference into this Form 10-K at Part II, Item 5 and Part III.

VILLAGE SUPER MARKET, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the "SEC"), in our press releases and in oral statements made from time to time by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our current expectations about the Company's future operating results and financial condition, same store sales, store openings, capital expenditures, pension contributions, dividend payments, economic conditions, inflation, public health conditions and legal matters. Forward-looking statements are based on our assumptions and beliefs in light of information currently available and are indicated by words or phrases such as "expect," "anticipate," "project," "outlook," "estimate," "believe," "will," "should," "intend" and similar words or phrases. The Company cautions the reader that there is no assurance that actual results or business conditions will not differ materially from the results expressed, suggested or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof.
In this Annual Report on Form 10-K, references to "Village," "we," "us," "our," and the "Company" refer to Village Super Market, Inc. and its subsidiaries, unless the context indicates otherwise. Our fiscal year ends on the last Saturday of July. All references to "fiscal 2027" represent the 53-week fiscal year ending on July 31, 2027. All references to "fiscal 2026" represent the 52-week fiscal year ended July 25, 2026. All references to "fiscal 2025" represent the 52-week fiscal year ended July 26, 2025. All references to "fiscal 2024" represent the 52-week fiscal year ended July 27, 2024.

PART I
(All dollar amounts are in thousands, except per share and per square foot data)
ITEM I.   BUSINESS
General
Founded in 1937, Village operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and three Gourmet Garage specialty markets in New York City. Village is the second largest member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.
The grocery industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats both in-store and online, including, but not limited to, national, regional and local supermarket chains, warehouse clubs, supercenters, pharmacies, discount retailers, dollar stores, convenience stores, specialty retailers, online retailers, fast food chains, restaurants and meal delivery services. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus and Fairway Insider customer loyalty programs enable Village to offer continuity programs, focus on targeted marketing initiatives and to offer discounts and attach digital coupons directly to a customer's loyalty card.
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through either shoprite.com, the ShopRite app or through third-party service providers. Online ordering for home delivery is available in all Fairway stores through fairwaymarket.com, the Fairway app or through third-party service providers. Online ordering for home delivery is available in all Gourmet Garage stores through gourmetgarage.com, the Gourmet Garage app or through third-party service providers. Additionally, the ShopRite and Fairway Order Express apps enable customers to pre-order deli, catering, specialty occasion cakes and other items.
To promote production efficiency, product quality and consistency, the Company operates a centralized commissary supplying certain products in deli, bakery, prepared foods and other perishable product categories to all stores.
During fiscal 2026, same store sales were $62,841 per store and $1,562 per average square foot of selling space. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.
The following table summarizes the size range of the Company's stores as of July 25, 2026:

Total Square Feet	Number of Stores
Greater than 60,000	19
50,001 to 60,000	9
40,001 to 50,000	3
20,000 to 40,000	3
Less than 20,000	3
Total	37
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

The following table shows the percentage of the Company's sales allocated to various product categories during each of the periods indicated:

	Years Ended
Product Categories	July 25, 2026	July 26, 2025	July 27, 2024
Groceries	34.5%	34.9%	35.0%
Dairy and Frozen	16.9	17.4	17.0
Produce	13.3	13.1	13.3
Meats	10.1	9.8	9.3
Deli and Prepared Food	7.7	7.7	8.0
Non-Foods	6.6	6.7	6.9
Pharmacy	4.3	4.0	3.7
Bakery	2.7	2.7	2.8
Seafood	2.6	2.6	2.7
Liquor	0.7	0.7	0.8
Other	0.6	0.4	0.5
Total	100.0%	100.0%	100.0%
A variety of factors affect the profitability of each of the Company's stores, including competition, size, access and parking, lease terms, management supervision and the strength of the applicable banner in the local community. The Company gives ongoing attention to the décor and format of its stores and tailors each store's product mix to the preferences of the local community. Village continually evaluates individual stores to determine if they should be closed, remodeled or replaced.
On May 27, 2026, we opened a 69,000 square foot ShopRite store in East Orange, NJ that replaced our existing 50,000 square foot store.
On April 9, 2025, we opened a 72,000 square foot ShopRite store in Watchung, NJ that replaced our existing 44,000 square foot store.
On March 17, 2024, we opened an 83,000 square foot ShopRite store in Old Bridge, NJ that replaced our existing 32,000 square foot store.
We operated an automated micro-fulfillment center to facilitate online order fulfillment for our south New Jersey stores. The facility was closed on September 1, 2024 and the related real estate was subsequently sold in fiscal 2026.
On November 1, 2023, we closed an 8,400 square foot Gourmet Garage store located in New York City. The impact associated with the closure and ongoing results of operations were not material to Village's consolidated financial statements.
Acquisitions, Development and Expansion
The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain. This program has included store remodels, as well as the opening or acquisition of additional stores. When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.
We have budgeted $80,000 for capital expenditures in fiscal 2027. Planned expenditures include costs for construction of a replacement store in Galloway, NJ expected to open in mid-fiscal 2027, a new Fairway store in Manhattan expected to open in late fiscal 2027, several smaller store remodels, merchandising initiatives and various technology, equipment and facility upgrades, including installation of solar panels at certain of our locations. The Company's primary sources of liquidity in fiscal 2027 are expected to be cash and cash equivalents on hand as of July 25, 2026 and operating cash flows generated in fiscal 2027.
Additional store remodels and sites for new stores are in various stages of development. Village will also consider additional acquisitions should appropriate opportunities arise.

Capital Expenditures by Fiscal Year
Fiscal 2026 capital expenditures primarily included costs associated with the construction of our East Orange replacement store that opened on May 27, 2026, construction costs for a future replacement store in Galloway, NJ expected to open in fiscal 2027, one major remodel, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades, including initial costs to install solar panels at four locations.
Fiscal 2025 capital expenditures primarily included costs associated with the construction of our Watchung, NJ replacement store that opened on April 9, 2025, construction costs for our East Orange, NJ replacement store that opened in fiscal 2026, the purchase of the real estate of our Springfield, NJ store, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades. The Company also acquired lease right-of-use assets for a potential future store location.
Fiscal 2024 capital expenditures primarily include costs associated with the construction of our Old Bridge, NJ replacement store that opened on March 17, 2024, initial construction costs for our Watchung, NJ and East Orange, NJ replacement stores that opened in fiscal 2025 and fiscal 2026, respectively, real estate purchases, several smaller store remodels and merchandising initiatives and various technology, equipment and facility upgrades.
Wakefern Food Corporation
The Company is the second largest member of Wakefern and owns 13.0% of Wakefern's outstanding stock as of July 25, 2026. Wakefern, which was organized in 1946, is the nation's largest retailer-owned food cooperative. Wakefern and its 38 shareholder members operate 379 supermarkets and other retail formats, including 98 stores operated by Wakefern. Only Wakefern and its members are entitled to use Wakefern branded names and trademarks, including ShopRite, Fairway, Gourmet Garage, PriceRite, The Fresh Grocer, Dearborn Market, Di Bruno Bros. and Morton Williams, and to participate in related advertising and promotional programs.
The principal benefits to the Company from its relationship with Wakefern are the use of the ShopRite, Fairway and Gourmet Garage names and trademarks, volume purchasing, store and own branded products, distribution and warehousing economies of scale, advertising and promotional programs and the development of advanced retail technology. The Company believes that the ShopRite and Fairway names are widely recognized by its customers and is a factor in their decisions about where to shop. Store and own branded products accounted for approximately 17% of sales in fiscal 2026.
Wakefern distributes as a "patronage dividend" to each of its stockholders a share of substantially all of its earnings in proportion to the dollar volume of purchases by the stockholder from Wakefern during each fiscal year.
While Wakefern has a substantial professional staff, it operates as a member owned cooperative. Executives of most members make contributions of time to the business of Wakefern. Executives of the Company spend a significant amount of their time working on various Wakefern committees, which oversee and direct Wakefern purchasing, merchandising and other programs. In addition, John J. Sumas, the Company's Chief Executive Officer, is a member of the Wakefern Board of Directors.
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
Wakefern operates warehouses and distribution facilities in Elizabeth, Keasbey, Dayton, Newark and Jamesburg, New Jersey and Gouldsboro, Breinigsville and Hatfield, Pennsylvania. The Company and all other members of Wakefern are parties to the Wakefern Stockholders' Agreement which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. This agreement extends until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request the Wakefern Stockholders' Agreement be terminated. Each member is obligated to purchase from Wakefern a minimum of 85% of its requirements for products offered by Wakefern. If this purchase obligation is not met, the member is required to pay Wakefern's profit contribution shortfall attributable to this failure. The Company fulfilled this obligation in fiscal 2026, 2025 and 2024. This agreement also requires that in the event of unapproved changes in control of the Company or a sale of the Company or of individual Company stores, except to a qualified successor, the Company in such cases must pay Wakefern an amount equal to the annual profit contribution shortfall attributable to the sale of a store or change in control. No payments are required if the volume lost by a shareholder as a result of the sale of a store is replaced by such shareholder by increased volume in existing or new stores. A "qualified successor" must be, or agree to become, a member of Wakefern, and may not own or operate any supermarkets, other than Wakefern branded stores in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maine or the District of Columbia, or own or operate more than 25 non-Wakefern branded stores in any other locations in the United States.
Wakefern, under circumstances specified in its by-laws, may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any member. Such circumstances may include a member's bankruptcy filing, certain unapproved transfers by a member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a member of certain supermarket or grocery wholesale supply businesses, certain material breaches by a member of any provision of the by-laws of Wakefern or any agreement with Wakefern, or a failure to fulfill financial obligations to Wakefern.
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
 Each of Wakefern's members is required to make capital contributions to Wakefern based on the number of stores operated by that member and the purchases from Wakefern generated by those stores. As additional stores are opened or acquired by a member, additional capital must be contributed by it to Wakefern. The Company's investment in Wakefern and affiliates was $32,207 as of July 25, 2026. The total amount of debt outstanding from all capital pledges to Wakefern is $396 as of July 25, 2026. The maximum per store investment is currently $975.
As required by the Wakefern by-laws, the Company's investment in Wakefern is pledged to Wakefern to secure the Company's obligations to Wakefern. In addition, four members of the Sumas family have guaranteed the Company's obligations to Wakefern. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern does not own any securities of the Company or its subsidiaries. The Company's investment in Wakefern entitles the Company to enough votes to elect one member to the Wakefern Board of Directors due to cumulative voting rights.
Human Capital
Our employees are fundamental to our success and our ability to serve customers and the communities in which we operate. We strive to foster a workplace culture that emphasizes respect, teamwork, accountability, inclusion and opportunities for professional growth. We believe that attracting, developing and retaining a talented and engaged workforce is critical to executing our business strategy and delivering a positive shopping experience for our customers.
We focus on recruiting, retaining and developing employees through competitive compensation, training, career advancement opportunities and a supportive work environment. We provide onboarding, operational, leadership and job-specific training programs designed to enhance employee skills, support career development and promote internal advancement. Many of our store and corporate leaders began their careers in our stores, reflecting our commitment to developing talent from within the organization.
As of July 25, 2026, we had approximately 7,100 employees with approximately 70% working part-time. Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company's seven unions have expiration dates between March 2025 and August 2030. Approximately 12% of our associates are represented by unions whose contracts have expired or will expire within one year. Many of the Company's competitors are similarly unionized.

We are committed to supporting the health, wellness and financial well-being of our employees. Wages, healthcare, paid time off, retirement and other benefits are included in all of our collective bargaining agreements. Employees not covered by collective bargaining agreements are also offered a comprehensive benefits package. In addition, we promote workplace safety and provide resources intended to support the well-being of our employees.
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
Competition
The grocery industry is highly competitive and characterized by narrow profit margins. Village competes directly with multiple retail formats both in-store and online, including, but not limited to, national, regional and local supermarket chains, warehouse clubs, supercenters, pharmacies, discount retailers, dollar stores, convenience stores, specialty retailers, online retailers, fast food chains, restaurants and meal delivery services. Some of the Company's principal competitors include Acme, Aldi, Amazon/Whole Foods, BJs, Costco, Foodtown, Giant, Kings, Lidl, Safeway, Stop & Shop, Target, Trader Joe's, Walmart, Wegmans and Weis. Competition with these outlets is based on price, product assortment and quality, store location, convenience, customer service, technology, digital offerings and promotional programs. Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
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
ITEM 1A.   RISK FACTORS
An investment in our common stock involves risks and uncertainties. The following risk factors should be considered carefully, together with the other information included in this Annual Report on Form 10-K and the forward-looking statements contained herein. Any of the following risks could materially adversely affect our business, financial condition, results of operations, cash flows, liquidity, prospects and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us, or that we currently deem immaterial, may also adversely affect our business.
Risks Related to General Economic Conditions
Adverse economic conditions could reduce customer spending and negatively impact our operating results.
Our business is affected by economic and market conditions beyond our control, including inflation; recessions; interest rate fluctuations; commodity, fuel and energy costs; employment levels and wage rates; consumer debt levels; the availability of consumer credit and government assistance programs; housing and financial market conditions; taxation, trade policies and tariffs; geopolitical events; acts of terrorism; military conflicts; man-made or natural disasters, including pandemic diseases; and adverse weather conditions. Unfavorable economic conditions may reduce consumer purchasing power, cause customers to limit discretionary spending or increase demand for lower-margin products and promotional offerings. These factors could adversely affect our sales, profitability, financial condition and cash flows.

Inflationary pressures and other increases in operating costs may materially adversely affect our business and profitability.
We are subject to increases in product costs, labor costs, employee healthcare expenses, utility expenses, transportation expenses, property taxes, insurance costs, technology expenditures and other operating expenses. While we may seek to offset increases in these costs through pricing actions, cost reductions and operational efficiencies, our ability to do so may be limited by competitive pressures. In addition, we experience inventory losses, or "shrink," resulting from theft, including organized retail crime, as well as damage, spoilage, administrative error and fraud. Theft and organized retail crime have increased across the retail industry in recent years, and our efforts to reduce shrink, including investments in security personnel, technology and other loss-prevention measures, may increase our operating costs and may not be successful. Continued inflationary pressures, increases in shrink or disruptions in economic conditions could reduce consumer purchasing power, alter consumer spending patterns and negatively impact our sales, margins and profitability.
Risks Related to the Grocery Industry
We operate in a highly competitive industry and may be unable to compete effectively.
The grocery industry is highly competitive and characterized by narrow profit margins. We compete directly with multiple retail formats both in-store and online, including, but not limited to, national, regional and local supermarket chains, warehouse clubs, supercenters, pharmacies, discount retailers, dollar stores, convenience stores, specialty retailers, online retailers, fast food chains, restaurants and meal delivery services. Some of these competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do. Competition is based on price, product assortment and quality, store location, convenience, customer service, technology, digital offerings and promotional programs. The operating environment continues to be characterized by aggressive expansion, entry of non-traditional competitors and market consolidation. Evolving customer preferences and the advancement of online, delivery and mobile channels have increased competition in our industry. The emergence of artificial intelligence-powered agentic shopping tools could further disrupt traditional grocery retail. Increased competitive pressures could reduce customer traffic and require responses such as additional promotions, increased advertising, additional capital investment in digital offerings or price reductions, which could adversely affect our profitability, cash flows and results of operations.
Disruptions within the food supply chain could adversely affect our operations and profitability.
Our business depends on the availability of high-quality products from suppliers and distributors. Product shortages, transportation disruptions, labor shortages, vendor financial distress, severe weather events, public health emergencies, geopolitical events, tariffs and trade disruptions, cyber incidents affecting suppliers and other disruptions could negatively affect product availability, increase costs and reduce sales. Current or proposed tariffs on products imported from certain countries may increase commodity prices, and we may be unable to fully pass on such cost increases to customers without adversely affecting sales volume. Many of our products include ingredients such as dairy, proteins, oils, grains and other commodities whose prices can be volatile and can be impacted by geopolitical risks and international trade disputes. Increased fuel and energy costs could also increase our distribution expenses and affect the costs of our suppliers, which may impact our cost of goods. Because many of our products are perishable, prolonged disruptions could have a material adverse effect on our business and operating results.
Food safety incidents, product contamination or product recalls could damage our reputation and adversely affect our business.
We are subject to risks associated with food safety, product quality, contamination, adulteration, mislabeling and product recalls. Actual or perceived food safety issues involving products sold in our stores, including private-label products manufactured by us or for us, could result in lost sales, litigation, regulatory actions, increased costs and damage to our reputation and customer relationships. We source products from vendors and suppliers who may be subject to regulatory actions or face criticism due to actual or perceived labor, environmental, health and safety or ethical sourcing concerns. A disruption in our supply chain due to any regulatory action or such concerns could have an adverse impact on our operations and reputation. Such events may adversely affect our business, financial condition and results of operations.

Risks Related to our Business, Operations and Strategic Initiatives
Our business is highly dependent on Wakefern. Changes in Wakefern's operations, financial condition or our relationship with Wakefern could adversely affect our business.
We are the second-largest member of Wakefern Food Corporation, a retailer-owned cooperative, from whom we purchase substantially all of our merchandise. Wakefern also provides support services in numerous areas, including advertising, insurance programs, procurement, technology, financial systems, coupon processing and other operational services. Our ability to compete effectively depends in part on the purchasing power, technology capabilities, operational support and marketing programs provided through Wakefern.
We also receive patronage dividends and other product incentives from Wakefern and maintain demand deposits and notes receivable with Wakefern. As of July 25, 2026, we held variable rate notes receivable due from Wakefern of $119,290 and demand deposits invested at Wakefern of $111,776. As a result, our business, financial condition and results of operations are significantly influenced by Wakefern's operations and financial performance.
Changes in Wakefern's business practices, membership requirements, governance, strategic initiatives, capital contribution requirements or relationships among member companies could increase our costs or adversely affect our operations. In addition, a reduction in the benefits provided by Wakefern, an increase in the costs of participation, a deterioration in Wakefern's financial condition, the insolvency, withdrawal or failure of other Wakefern members to fulfill their obligations, or the termination or material modification of our relationship with Wakefern could adversely affect our competitive position, profitability, financial condition and results of operations.
In addition, we are currently engaged in litigation with Wakefern. Given the significance of our relationship with Wakefern, adverse developments in this litigation could materially adversely affect our business, competitive position, operations, financial condition and results of operations. See "We are subject to litigation and other legal proceedings" below, Item 3, "Legal Proceedings" and Note 10 to the consolidated financial statements for additional information regarding this litigation.
Our operations are geographically concentrated and are therefore more susceptible to adverse developments affecting our primary markets.
Our stores are located in New Jersey, New York, Pennsylvania and Maryland, with a significant concentration of sales in New Jersey and the New York metropolitan area. Accordingly, we are vulnerable to economic downturns in these states, as well as adverse macroeconomic conditions that may affect the country as a whole. Our stores and other facilities are also concentrated in a region that is susceptible to severe weather events, including hurricanes, tropical storms, nor'easters, flooding, extreme heat and snow and ice storms, the frequency and severity of which may increase as a result of climate change. Such events could cause physical damage to our stores, loss or spoilage of inventory, power outages, temporary store closures, disruptions in the delivery of products to our stores and increased insurance, energy and repair costs. Because of our geographic concentration, a single severe weather event or natural disaster could affect a significant number of our stores at the same time. In addition, climate-related laws and regulations, including those relating to refrigerants and energy usage, may increase our compliance and capital costs. Any adverse development within our operating regions could have a disproportionate impact on our sales, financial condition and operating results.
We may not successfully execute our strategic initiatives.
Our future growth depends on our ability to successfully implement strategic initiatives, including store remodels, expansion projects, digital commerce initiatives, promotional programs, technology upgrades, operational efficiency initiatives and merchandising strategies. These initiatives require significant capital investment and management attention and may not deliver the anticipated results. In addition, many of our stores are located on leased premises. Upon expiration of our leases, we may be unable to renew them on acceptable terms or at all, and we may face increased rent and occupancy costs. We may also be unable to identify and secure suitable locations for new or relocated stores on acceptable terms due to competition for sites, zoning restrictions, real estate costs or other factors, and if we close a leased store, we may remain obligated for rent and other costs under the lease. Failure to successfully execute these initiatives, or to maintain and secure suitable store locations on acceptable terms, could adversely affect our growth prospects and profitability.

Our success depends on our ability to attract, retain and develop qualified employees. Our inability to maintain adequate employee levels and/or manage labor costs could adversely affect our business and operating results.
Our operations depend upon our ability to attract, train and retain qualified employees, including store associates, management personnel, technology professionals and other skilled workers. As of July 25, 2026, we had approximately 7,100 employees, of which approximately 91% are covered by collective bargaining agreements. Labor shortages, including those resulting from strikes, public health crises or otherwise, could adversely affect our customer service, store operations and financial performance. Furthermore, wage increases, minimum wage legislation, healthcare cost increases, changes in employment laws, paid leave requirements and other labor-related developments may increase our operating expenses and reduce profitability. Our success also depends to a significant degree on the continued contributions of our senior management team and other key employees. The loss of the services of any of these individuals, or our failure to effectively plan for and manage management succession, could disrupt our business and impair our ability to execute our business strategy, and it may be difficult to find qualified replacements with the industry experience and knowledge of our business necessary to succeed them.
We are also exposed to the risk that our employees, contractors or other agents may engage in misconduct or other improper activities, including failing to comply with laws and regulations applicable to our business, such as those governing pharmacy operations and the sale of alcohol and tobacco, failing to report financial or other information accurately, misappropriating cash or inventory, or improperly using or disclosing confidential information, including customer, patient and payment card data. Although we maintain policies, training and controls designed to deter and detect such conduct, these measures may not be effective in all cases. Employee misconduct could result in regulatory sanctions, litigation, financial losses and harm to our reputation, any of which could adversely affect our business, financial condition and results of operations.
Certain of the multi-employer pension plans to which we contribute are underfunded. As a result, we expect that contributions to these plans may increase. Additionally, benefit levels and related items will be issues in the negotiation of our collective bargaining agreements. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan's underfunding that is allocable to the withdrawing employer under complex actuarial and allocation rules. The failure of a withdrawing employer to fund these obligations can impact remaining employers. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, withdrawals by other participating employers and the actual return on assets held in the plans, among other factors. See Note 9 to the consolidated financial statements for additional information regarding our participation in these plans.
Our insurance and self-insurance programs may not adequately protect us against losses.
We use a combination of insurance and self-insurance to provide for potential liability for workers' compensation, automobile, general liability, property, director and officers' liability, cyber risk and certain employee healthcare benefits. Certain of these insurance programs are through Insure-Rite, a Wakefern affiliated company in which Village has an ownership interest of 9%. For insured losses, we are liable for retention amounts that vary by the nature of the claim, and some losses may not be covered by insurance. Our reserves for self-insured or high deductible programs are based upon assumptions and estimates of future claims development. Actual claims experience may differ materially from these estimates due to factors such as changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws and insolvency of insurance carriers. If actual claims exceed our reserves or insurance coverage, our operating results and cash flows could be adversely affected.
We may be required to record impairment charges related to our long-lived assets.
Changing economic conditions, increased competition, store underperformance, changing consumer preferences, declining market values or revisions to expected future cash flows could require us to recognize impairment charges related to property and equipment, lease assets, goodwill, trademarks or other long-lived assets. Such charges could materially reduce reported earnings during the period in which they are recognized.
Our Credit Facility contains financial and other covenants that may restrict our operations, and our failure to comply with these covenants could adversely affect our liquidity and financial condition.
We maintain a credit agreement with Wells Fargo (the "Credit Facility"), which contains financial covenants requiring us to maintain a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio, as well as other covenants that may limit our ability to incur additional indebtedness, grant liens, make certain investments or engage in certain other transactions. Certain term loans under the Credit Facility are secured by certain of our real properties. Our ability to comply with these covenants may be affected by events beyond our control, including adverse economic conditions, increased competition and the other risks described herein. A breach of any of these covenants could result in an event of default, which could permit the lender to accelerate repayment of outstanding indebtedness, terminate its commitments to extend further credit and, with respect to secured term loans, foreclose on the real properties securing such loans. In addition, increases in interest rates would increase our borrowing costs on any variable rate indebtedness, and we may be unable to refinance or extend the Credit Facility on favorable terms or at all when it matures. Any of these events could adversely affect our liquidity, financial condition and results of operations.
Failure to maintain effective internal control over financial reporting, including information technology controls, could adversely affect our ability to accurately report our financial results.
We are required to maintain effective internal control over financial reporting and disclosure controls and procedures. Our control environment is dependent upon the effectiveness of our financial reporting processes and information technology systems, including controls over system access, change management, data integrity, cybersecurity, and the processing and reporting of financial information. Because we rely on Wakefern for certain systems, infrastructure, applications and services that support our operations and financial reporting processes, certain elements of our internal control over financial reporting depend, in part, on the design and operating effectiveness of controls maintained by Wakefern, as well as our ability to appropriately monitor and evaluate those controls.
If our internal controls, including information technology general controls, or those maintained by Wakefern are deficient, circumvented, unavailable, disrupted or otherwise fail to operate effectively, we may be unable to accurately process transactions, safeguard information assets, or prepare timely and reliable financial statements and SEC reports. Any such failure could result in material misstatements of our financial statements, delays in financial reporting, restatements of previously issued financial statements, deficiencies or material weaknesses in internal control over financial reporting, increased audit and compliance costs, regulatory inquiries or enforcement actions, litigation, reputational harm, loss of investor confidence, and a decline in the market price of our Class A common stock.
Risks Related to Information Technology, Cybersecurity and Data Privacy
Our business is dependent on information technology systems and networks. Disruptions to our information technology systems, including systems provided and maintained by Wakefern, could adversely affect our operations.
Our operations depend on information technology systems and related services provided by Wakefern and various third-party vendors, including systems used for merchandising, distribution, inventory management, point-of-sale processing (both in-store and online), financial reporting, communications and other business functions. These systems may be vulnerable to damage, interruption, degradation or failure resulting from power outages, telecommunications disruptions, software or hardware failures, human error, natural disasters, acts of terrorism or other events beyond our control. Because of our dependence on technology infrastructure of others, including Wakefern, any significant disruption affecting such systems or services could impair our ability to operate our stores, process transactions, manage inventory, fulfill customer orders or otherwise conduct business efficiently. Any prolonged interruption could adversely affect our business, financial condition and results of operations.
In addition, rapidly evolving developments relating to artificial intelligence ("AI") and other emerging technologies may increase competitive, operational, legal and cybersecurity risks. Although we utilize AI and machine learning capabilities in our business, competitors and other third parties may adopt these technologies more effectively, which could weaken our competitive position, reduce operational efficiencies or adversely affect our results of operations. To remain competitive, we may need to make significant investments in AI-related technologies and related processes, controls and safeguards. Additionally, evolving laws and regulations governing AI may increase compliance costs and legal risks, and our failure to adapt to new requirements in a timely and cost-effective manner could result in regulatory scrutiny, litigation or reputational harm.
Cybersecurity incidents or data security breaches could result in significant costs, liability and reputational harm.
In the normal course of business, we collect, process, store and transmit proprietary business information and personal information relating to customers, associates and vendors. Our computer systems and those of Wakefern, our contract service providers and other third parties are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, data breaches, phishing attacks, ransomware, denial-of-service attacks, natural disasters, terrorism, war and telecommunication or electrical failures. The risks of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, threat actors, personnel (such as through theft, inadvertent mistake or misuse), nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities. AI systems and related technologies could result in an increased risk of cybersecurity threats impacting our information technology systems. Despite the security measures maintained by us and our service providers (including Wakefern) to protect our systems and data, there can be no assurance that such measures will be effective or that a cybersecurity incident will not occur. Although we have network security and cyber liability insurance to provide a level of financial protection should a data breach occur, such insurance may not cover us against all claims or costs associated with such a breach, and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms or at all, or that our insurers will not deny coverage as to any future claim.
A cybersecurity incident could result in the loss, disclosure, corruption or misuse of sensitive information; operational disruptions; remediation and recovery costs; regulatory investigations and penalties; litigation and indemnification obligations; increased cybersecurity expenditures; and reputational damage. In addition, cybersecurity incidents affecting Wakefern or critical third-party service providers could have similar effects on our operations. Any such incident could materially adversely affect our business, financial condition, results of operations and reputation.
Risks Related to Laws and Regulations
Changes in laws, regulations and governmental policies, or our failure to comply with applicable requirements, could adversely affect our business and results of operations.
We are subject to a wide range of federal, state and local laws and regulations governing food manufacturing, labeling and safety, prescriptions, controlled substances, employment practices, consumer protection, data privacy and cybersecurity, environmental matters, healthcare, taxation, public company reporting, licensing for the sale of food, drugs and alcoholic beverages, and other aspects of our operations. Changes in existing laws and regulations, the enactment of new requirements or shifts in governmental policies could increase our operating and compliance costs, require modifications to our business practices, impose additional reporting obligations or otherwise adversely affect our business, financial condition and results of operations. In addition, we are subject to audits, inspections, investigations and enforcement actions by governmental authorities. Our pharmacy operations are subject to additional and extensive regulation, including federal and state laws governing pharmacy licensing, the dispensing of prescription drugs and controlled substances, patient privacy and the security of protected health information, and participation in Medicare, Medicaid and other government and third-party payor programs. The operation of retail pharmacies also exposes us to professional liability claims, including those arising from dispensing errors, and to reimbursement pressures from pharmacy benefit managers and government payors, and our insurance may not be adequate to cover all such claims. Failure, or alleged failure, to comply with applicable laws and regulations could result in fines, penalties, remediation costs, litigation, operational restrictions, loss of licenses or exclusion from government payor programs, reputational harm or other liabilities. Any of these developments, whether arising from regulatory changes or compliance matters, could materially and adversely affect our business, financial condition and results of operations.
Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results.
We are subject to U.S. federal, state and local income taxes, with the applicable tax rates varying by jurisdiction. Our income tax expense and liabilities are based on estimates and judgments that may differ from actual results. In addition, multiple tax years may be subject to examination by taxing authorities. Changes in tax laws, regulations, administrative interpretations or tax rates, as well as unfavorable outcomes from tax audits, examinations or other tax proceedings, could increase our tax liability and result in additional taxes, interest and penalties. Any such developments could adversely affect our business, financial condition and results of operations.
We are subject to litigation and other legal proceedings.
From time to time, we are involved in legal proceedings, regulatory investigations, employment claims, consumer claims, tax disputes, contractual disputes and other matters arising in the ordinary course of business. Adverse judgments, settlements, penalties or defense costs could adversely affect our business, financial condition and results of operations. We are currently engaged in litigation with Wakefern and certain members of its senior management. Given our significant business relationship with Wakefern, adverse developments in this litigation could materially adversely affect our business relationship with Wakefern, our competitive position, our operations, our financial condition and our results of operations. See Item 3, "Legal Proceedings" and Note 10 to the consolidated financial statements for additional information for further discussion of Village's legal matters.

Risks Related to Ownership of Our Common Stock
Future dividend payments are subject to the discretion of our Board of Directors.
Although we have historically paid dividends, future dividend declarations are subject to the discretion of our Board of Directors and will depend upon, among other things, our financial condition, results of operations, capital requirements, contractual restrictions, provisions in any future debt agreements, our tax status, applicable laws, general economic conditions and other factors. There can be no assurance that future dividends will be declared or paid or that any dividend we may pay will not be reduced or eliminated. Any failure to pay dividends at historical levels, or any reduction or elimination of dividends, could adversely affect the market price of our Class A common stock and diminish investor confidence in the Company.
Concentrated ownership may limit the influence of other shareholders.
Our Class B common stock has ten votes per share, while our Class A common stock has one vote per share. Certain members of the Sumas family and related trusts beneficially own a significant percentage of our Class B common stock and, as a result of the dual-class voting structure, control a majority of the combined voting power of all classes of our common stock. As a result, these shareholders have the ability to influence or control matters requiring shareholder approval, including the election and removal of directors, amendments to our certificate of incorporation and by-laws, approval of equity compensation plans, strategic transactions such as mergers, acquisitions, consolidations or sales of all or substantially all of our assets, and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control or other transaction that might otherwise be beneficial to our shareholders, regardless of whether other shareholders approve of such a transaction, and may deprive shareholders of Class A common stock of an opportunity to sell their shares at a premium over prevailing market prices. The difference in voting rights and concentration of ownership may also adversely affect the market price of our Class A common stock to the extent that investors or any prospective purchaser of the Company views the superior voting rights of the Class B common stock to have value or perceives that conflicts of interest may exist or arise. Shares of Class B common stock are convertible into Class A common stock on a one-for-one basis at any time at the option of the holder, and any future conversions will further concentrate voting power among the remaining holders of Class B common stock.
The market price of our Class A common stock may be volatile and limited trading volume may make it difficult for shareholders to sell their shares.
The market price of our Class A common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including variations in our quarterly operating results, changes in financial estimates or recommendations by securities analysts, announcements by us, Wakefern or our competitors, developments in pending litigation, sales of our common stock by significant shareholders, changes in dividend policy, general economic and stock market conditions and the other risks described herein. Because a significant portion of our outstanding common stock is held by a limited number of shareholders, the public float and trading volume of our Class A common stock are relatively limited, which may increase price volatility and make it more difficult for shareholders to sell their shares at or near prevailing market prices or at all.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.   CYBERSECURITY
Risk Management and Strategy
Wakefern provides all members of the cooperative with information system support that enables us to effectively manage our business data, customer transactions, ordering, communications and other business processes. As a member of a cooperative, Wakefern conducts an annual risk assessment that summarizes high-level threats, which are applicable to all cooperative members. The assessment considers potential cybersecurity threats, including, but not limited to, interruptions, outages and breaches affecting operational and financial systems. Wakefern maintains and publishes the majority of policies, processes and tools designed to assess, identify and manage risks associated with potential cybersecurity threats. We utilize a combination of cybersecurity awareness training, tools provided by Wakefern and annual assessments performed by third parties to manage cybersecurity-related risks. Village also maintains internal cybersecurity policies designed to establish procedures for incident escalation and communication, define the roles and responsibilities of relevant personnel in managing and responding to cybersecurity incidents, and support related incident response activities.

As of the date of this report, no cybersecurity incident has had a material adverse effect on our business, financial condition or results of operations. However, we recognize that no information system can be fully protected from cybersecurity threats. Although Village maintains insurance that may cover liabilities arising from certain disruptions, security breaches and other cybersecurity incidents, there can be no assurance that such coverage will be sufficient to fully compensate Village for any resulting losses.
For additional information regarding risks associated with cybersecurity threats, see Item 1A, "Risk Factors."
Governance
Board of Directors Oversight
Our Board of Directors is responsible for providing oversight and strategic guidance to management to support the long-term interests of Village's shareholders. The Audit Committee is the lead committee of the Board of Directors responsible for oversight of the Company's risk-based cybersecurity program and bears the primary responsibility for this aspect of the business. Cybersecurity incidents are summarized and reported to the Audit Committee of the Board of Directors, which cover any identified cybersecurity incidents, results of third-party vulnerability testing and key developments in policies.
Management's Role in Managing Risk
Villages' cybersecurity risk management is managed by Village's Information Technology organization led by the Vice President of Information Technology. In order to effectively manage risks to information systems that support the members of the cooperative, Wakefern maintains an Information Security Organization led by its Chief Information Officer and its Director of Cybersecurity. Wakefern has a Security Incident Response Plan and Village coordinates with Wakefern on all cyber incidents. Wakefern engages regularly with a range of third-party experts, including consultants, cyber experts and others to test and evaluate its systems, including annual penetration testing. Where possible, these findings are then provided to leadership within the cooperative both in a quarterly Information Security update and an annual Cyber Risk update to enable management to leverage insights and specialized knowledge to make informed decisions regarding Village's cyber strategies, processes and risk exposure.
ITEM 2.   PROPERTIES
As of July 25, 2026, Village owns the sites of nine of its supermarkets (containing 576,000 square feet of total space). The remaining 28 stores (containing 1,553,000 square feet of total space), the central commissary and the corporate headquarters are leased, with initial lease terms generally ranging from 20 to 30 years, usually with renewal options. The stores are freestanding or are located in shopping centers or city storefronts. Most of the Company's leases contain renewal options at increased rents of five years each at the Company's sole discretion. These options enable Village to retain the use of facilities in desirable operating areas. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions and construction allowances on a straight-line basis over the term of the lease. The Company owns all trade fixtures and equipment in its stores and several other properties including retail shopping centers and parcels of vacant land, which are available as locations for possible future stores or other development.
As of July 25, 2026, finance lease right-of-use assets of $8,070 are included in property, equipment and fixtures, net in the Company's consolidated balance sheet.
The annual rental payment, including finance leases, for all of the Company's leased facilities for the year ended July 25, 2026 was approximately $38,969. For additional information on lease obligations, see Note 7 to the consolidated financial statements.
The Company holds a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store. As of July 25, 2026, the Company had an operating lease obligation of $4,279 related to the project and had invested $17,694 in the real estate partnership. The investment is accounted for under the equity method and is included in Investments in Real Estate Partnerships on the consolidated balance sheets. No additional equity investment is expected for this project.

Village is a limited partner in two additional partnerships, one of which owns a shopping center in which one of our leased stores is located. The Company is also a general partner in a partnership that is a lessor of one of the Company's freestanding stores.
ITEM 3.   LEGAL PROCEEDINGS
On May 2, 2025, the Company filed a Verified Complaint for Declaratory and Injunctive Relief (the "Complaint") against Wakefern and certain members of its senior management ("Wakefern Management," and together with Wakefern, the "Defendants") in the Superior Court of New Jersey, Chancery Division, Middlesex County (the "Chancery Court"). The matter was captioned Village Super Market, Inc., et al. v. Wakefern Food Corp., et al. In the Complaint, the Company sought to enjoin Wakefern's acquisition of Morton Williams Supermarkets (the "Acquisition") on the basis that the Acquisition violates Wakefern's governing documents, which the Company believes prohibits Wakefern from acquiring and operating a retail chain that competes directly with its members. It also challenged certain actions and inactions by the Defendants in connection with the Acquisition. Subsequently, the Company filed an amended complaint in the Chancery Court on September 19, 2025 (the "First Amended Complaint") to include additional claims concerning the Defendant's actions against the Company that occurred beginning in 2025. The Court declined to enjoin the Acquisition and it closed on or about October 1, 2025.
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
On June 15, 2026, the Company filed a Third Amended Complaint adding additional allegations concerning Defendants' retaliation against the Company and affiliated parties, including John J. Sumas, who is the Company's Chief Executive Officer and a director of Wakefern. Subsequently, Wakefern filed its First Amended Counterclaims and Third-Party Complaint on June 17, 2026, and the declaratory judgment claim described above was not included. Wakefern asserted claims against the Company and certain subsidiaries, as well as the Company's Chief Executive Officer, John J. Sumas, and President, Nicholas J. Sumas II.
On March 20, 2026, Village was served with a Complaint entitled Wakefern Food Corp. v. Village Super Market, Inc., VSM NY Holdings, LLC and VSM Gourmet, LLC filed in the United States District Court for the District of New Jersey. The Complaint alleges Trademark Infringement, Unfair Competition, False Endorsement, False Association, False Designation of Origin and Trademark Dilution of the Fairway and Gourmet Garage marks under the Lanham Act 15 U.S.C. §1113(1). Village denies the allegations in this lawsuit and is defending against the claims. A Pretrial Scheduling Order was entered on June 17, 2026, setting discovery deadlines.
The Company believes that all claims asserted by Wakefern are without legal and factual merit.
The Company continues to evaluate its options for relief with respect to Wakefern and the Acquisition. Notwithstanding the above, the Company's claims are pending resolution on the merits. To date, the Company believes the dispute with Wakefern has not materially impacted the Company's operations or financial performance. At this time, the Company is unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(All dollar amounts are in thousands, except per share data)
Market Information on Common Stock
As of October 1, 2026, there were 228 holders of record of our Class A common stock and 11 holders of record of our Class B common stock. Our Class A common stock is traded is traded on the NASDAQ Global Select Market under the symbol "VLGEA."
Shares of our Class B common stock may be converted immediately into Class A common stock on a one-for-one basis by the holder. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. No shares of our Class B common stock were converted into Class A common stock during the fiscal quarter ended July 25, 2026.
Dividends
Village paid cash dividends of $13,336, $13,308 and $13,341 during fiscal 2026, 2025 and 2024, respectively. Dividends during each of these fiscal years consisted of $1.00 per Class A common share and $.65 per Class B common share.
The Board's current intention is to continue to pay quarterly dividends in fiscal 2027 at the most recent rate of $.25 per Class A and $.1625 per Class B share. However, any decision to declare and pay dividends in the future will ultimately be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant, including economic and market conditions.
Stock Performance Graph
The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock to the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the Dow Jones U.S. Food Retailers & Wholesalers Total Stock Market Index for the period from July 31, 2021, the last day of our fiscal 2021, through July 25, 2026, the last day of our fiscal 2026. The returns are calculated by assuming a $100 investment made on July 31, 2021 in the Class A common stock and each index, with all dividends reinvested. Indexes calculated on month-end basis.
Comparison of 5 Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
7/31/2021
7/30/2022
7/29/2023
7/27/2024
7/26/2025
7/25/2026
Village Super Market, Inc.
S&P 500 Index
Dow Jones U.S. Food Retailers & Wholesalers Total Stock Market Index

ITEM 6. RESERVED

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read together with our audited consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. The Company's MD&A contains forward-looking statements. Refer to the "Special Note Regarding Forward-Looking Statements" section at the beginning of this Form 10-K for risks, uncertainties and other information regarding forward-looking statements.
Included in the MD&A section of this Form 10-K is a discussion related to the results of operations and changes in our cash flows for fiscal 2026 compared to fiscal 2025. For discussion related to the results of operations and changes in our cash flows for fiscal 2025 compared to fiscal 2024, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2025 Form 10-K.
OVERVIEW
Village Super Market, Inc. (the "Company" or "Village") operates a chain of 34 supermarkets in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) under the ShopRite and Fairway banners and three Gourmet Garage specialty markets in New York City. Village is the second largest member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This ownership interest in Wakefern provides Village with many of the economies of scale in purchasing, distribution, advanced retail technology, marketing and advertising associated with larger chains.
The grocery industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats both in-store and online, including, but not limited to, national, regional and local supermarket chains, warehouse clubs, supercenters, pharmacies, discount retailers, dollar stores, convenience stores, specialty retailers, online retailers, fast food chains, restaurants and meal delivery services. The Company competes by providing a superior customer service experience, competitive pricing and a broad range of consistently available quality products. The ShopRite Price Plus and Fairway Insider customer loyalty programs enable Village to offer continuity programs, focus on targeted marketing initiatives and to offer discounts and attach digital coupons directly to a customer's loyalty card.
Online grocery ordering for in-store pick up or home delivery is available in all of our ShopRite stores through either shoprite.com, the ShopRite app or through third-party service providers. Online ordering for home delivery is available in all Fairway stores through fairwaymarket.com, the Fairway app or through third-party service providers. Online ordering for home delivery is available in all Gourmet Garage stores through gourmetgarage.com, the Gourmet Garage app or through third-party service providers. Additionally, the ShopRite and Fairway Order Express apps enable customers to pre-order deli, catering, specialty occasion cakes and other items.
To promote production efficiency, product quality and consistency, the Company operates a centralized commissary supplying certain products in deli, bakery, prepared foods and other perishable product categories to all stores.
The Company's stores, nine of which are owned, average 58,000 total square feet. These larger store sizes enable the Company to offer a wide variety of national branded and locally sourced food products, including grocery, meat, produce, dairy, deli, seafood, prepared foods, bakery and frozen foods, as well as non-food product offerings, including health and beauty care, general merchandise, liquor and 21 in-store pharmacies. Most product departments include high-quality, competitively priced own-brand offerings under the Wholesome Pantry, Bowl & Basket, Paperbird, Fairway and Gourmet Garage brands. Our Fairway markets offer a one-stop destination shopping experience with an emphasis on fresh, unique, and high quality offerings paired with an expansive variety of natural, organic, specialty and gourmet products. Our Gourmet Garage specialty markets offer organic produce, signature soups and prepared foods, high-quality meat and seafood, charcuterie and gourmet cheeses, artisan baked bread and pastries, chef-prepared meals to go and pantry staples.
The Company has an ongoing program to evaluate, upgrade and expand its supermarket chain. This program has included store remodels, as well as the opening or acquisition of additional stores. When remodeling, Village has sought, whenever possible, to increase the amount of selling space in its stores.

On May 27, 2026, we opened a 69,000 square foot ShopRite store in East Orange, NJ that replaced our existing 50,000 square foot store.
On April 9, 2025, we opened a 72,000 square foot ShopRite store in Watchung, NJ that replaced an existing 44,000 square foot store.
On March 17, 2024, we opened an 83,000 square foot ShopRite store in Old Bridge, NJ that replaced our existing 32,000 square foot store.
We operated an automated micro-fulfillment center to facilitate online order fulfillment for our south New Jersey stores. The facility was closed on September 1, 2024 and the related real estate was subsequently sold in fiscal 2026.
On November 1, 2023, we closed an 8,400 square foot Gourmet Garage store located in New York City. The impact associated with the closure and ongoing results of operating were not material to Village's consolidated financial statements.
We consider a variety of indicators to evaluate our performance, such as same store sales; percentage of total sales by department (mix); shrink; departmental gross profit percentage; sales per labor hour; units per labor hour; and hourly labor rates.
The Company utilizes a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2026, 2025 and 2024 each contain 52 weeks.

NON-GAAP MEASURES
The accompanying consolidated financial statements, including the related notes, are presented in accordance with generally accepted accounting principles ("GAAP"). We provide non-GAAP measures, including Adjusted net income and Adjusted operating and administrative expenses as management believes these supplemental measures are useful to investors and analysts. These non-GAAP financial measures should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP, nor as an alternative to net income, operating and administrative expense or any other GAAP measure of performance. Management believes Adjusted net income and Adjusted operating and administrative expense are useful to investors because they provide supplemental measures that exclude the financial impact of certain items that affect period-to-period comparability. Management and the Board of Directors use these measures as they provide greater transparency in assessing ongoing operating performance on a period-to-period basis. Other companies may have different definitions of non-GAAP measures and provide for different adjustments, and comparability to the Company's results of operations may be impacted by such differences. The Company's presentation of non-GAAP measures should not be construed as an implication that its future results will be unaffected by unusual or non-recurring items.
The following table reconciles Net income to Adjusted net income and Operating and administrative expenses to Adjusted operating and administrative expenses:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Net Income	$52,455	$56,380	$50,462

Adjustments to Operating and Administrative Expenses:
Pension settlement charge (gain) (1)	338	(874)	—
Rent concession (2)	—	(517)	—

Adjustments to Impairment of Assets:
Impairment of assets (3)	—	1,462	2,125

Adjustments to Income Taxes:
Tax impact of special items	(105)	(22)	(659)

Adjusted net income	$52,688	$56,429	$51,928

Operating and administrative expenses	$578,928	$555,038	$544,348
Adjustments to operating and administrative expenses	(338)	1,391	—
Adjusted operating and administrative expenses	$578,590	$556,429	$544,348
Adjusted operating and administrative expenses as a % of sales	24.05%	23.98%	24.34%

(1)Fiscal 2026 pension settlement charge relates to the termination of a Company-sponsored plan. Fiscal 2025 pension settlement gain relates to lump payments made under an unfunded, non-qualified company sponsored defined benefit plan.
(2)Fiscal 2025 includes income related to rent concessions received on one store location to compensate for disruption in operations during redevelopment of the retail center.
(3)Fiscal 2025 includes non-cash impairment charges on the long-lived assets of one Gourmet Garage store and real estate assets classified as held for sale. Fiscal 2024 includes non-cash impairment charges for long-lived assets due to the closure of the automated micro-fulfillment center in south New Jersey.

RESULTS OF OPERATIONS
The following table sets forth the components of the consolidated statements of operations of the Company as a percentage of sales:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Sales	100.00%	100.00%	100.00%
Cost of sales	71.83%	71.43%	71.30%
Gross profit	28.17%	28.57%	28.70%
Operating and administrative expense	24.06%	23.92%	24.34%
Depreciation and amortization expense	1.43%	1.48%	1.48%
Impairment of assets	—%	0.06%	0.10%
Operating income	2.68%	3.11%	2.78%
Interest expense	0.14%	0.16%	0.18%
Interest income	(0.53%)	(0.58%)	(0.66%)
Income before income taxes	3.07%	3.53%	3.26%
Income taxes	0.88%	1.10%	1.00%
Net income	2.19%	2.43%	2.26%
Sales
Sales were $2,405,707 in fiscal 2026 compared to $2,320,690 in fiscal 2025. Sales increased due primarily to same store sales growth of 2.2% and the openings of the Watchung, NJ and East Orange, NJ replacement stores on April 9, 2025 and May 27, 2026, respectively. Same store sales increased due primarily to digital sales growth, strong performance in fresh and pharmacy departments, and continued growth in remodeled and replacement stores. These increases were partially offset by egg price deflation and sales cannibalization from the Watchung replacement store. New stores, replacement stores and stores with banner changes are included in same store sales in the quarter after the store has been in operation for four full quarters. Store renovations and expansions are included in same store sales immediately.
Gross Profit
Gross profit as a percentage of sales decreased to 28.17% in fiscal 2026 compared to 28.57% in fiscal 2025. The decline was due primarily to lower patronage dividends and other rebates received from Wakefern (.32%), an unfavorable change in product mix (.07%) and increased promotional spending (.05%), partially offset by increased departmental gross margin percentages (.07%).
Operating and Administrative Expense
Operating and administrative expense as a percentage of sales increased to 24.06% in fiscal 2026 compared to 23.92% in fiscal 2025. Adjusted operating and administrative expense as a percentage of sales increased to 24.05% in fiscal 2026 compared to 23.98% in fiscal 2025. The increase in Adjusted operating and administrative expense is due primarily to higher legal and other professional fees (.12%), utility, repair and maintenance costs (.10%), facility insurance costs (.06%) and store pre-opening costs (.06%). These increases were largely offset by lower employee costs (.13%), lower advertising costs (.10%) and short-term rental income (.05%).
Depreciation and Amortization Expense
Depreciation and amortization expense increased in fiscal 2026 compared to fiscal 2025 due primarily to capital expenditures.
Impairment of Assets
No impairment charges were recorded in fiscal 2026. In fiscal 2025, Company recognized non-cash impairment charges of $1,462 on the long-lived assets of one Gourmet Garage store and real estate assets classified as held for sale.

Interest Expense
Interest expense decreased in fiscal 2026 compared to fiscal 2025 due primarily to lower average outstanding debt balances.
Interest Income
Interest income decreased in fiscal 2026 compared to fiscal 2025 due primarily to lower interest rates earned on variable rate notes receivable from Wakefern and demand deposits invested at Wakefern.
Income Taxes
The effective income tax rate was 28.8% in fiscal 2026 compared to 31.1% in fiscal 2025. The decline in the effective income tax rate was primarily due to the excess tax benefit from vested stock-based compensation in fiscal 2026.
Net Income
Net income was $52,455 in fiscal 2026 compared to $56,380 in fiscal 2025. Adjusted net income was $52,688 in fiscal 2026 compared to $56,429 in fiscal 2025. Adjusted net income decreased approximately 7% compared to the prior fiscal year due primarily to the decline in gross margin and increase in operating and administrative expense, partially offset by the decline in the effective income tax rate, all as previously discussed.
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
Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company utilizes valuation techniques, such as earnings multiples, in addition to the Company's market capitalization, to assess goodwill for impairment. Calculating the fair value of a reporting unit requires the use of estimates. Management believes the fair value of Village's one reporting unit exceeds its carrying value as of July 25, 2026. Should the Company's carrying value of its one reporting unit exceed its fair value, the amount of any resulting goodwill impairment may be material to the Company's financial position and results of operations. The fair value of indefinite-lived intangible assets are estimated based on the discounted cash flow model using the relief from royalty method.

Patronage Dividends
As a stockholder of Wakefern, Village earns a share of Wakefern's earnings, which are distributed as a "patronage dividend." This dividend is based on a distribution of substantially all of Wakefern's operating profits for its fiscal year (which ends on or about September 30) in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village's share of this annual dividend based on Village's estimated proportional share of the dollar volume of business transacted with Wakefern that year. The patronage dividend receivable based on these estimates was $14,870 and $14,144 as of July 25, 2026 and July 26, 2025, respectively.
RECENTLY ISSUED ACCOUNTING STANDARDS
For discussion related to recently issued accounting standards, see Note 1 to the consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table details our cash flows in fiscal 2026 compared to fiscal 2025:

	Years Ended
	July 25, 2026	July 26, 2025	$ Change
Net cash provided by operating activities	$108,800	$93,277	$15,523
Net cash used in investing activities	(61,753)	(75,578)	13,825
Net cash used in financing activities	(26,907)	(24,261)	(2,646)
Net increase (decrease) in cash and cash equivalents	$20,140	$(6,562)	$26,702
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $108,800 in fiscal 2026 compared to $93,277 in fiscal 2025. The $15,523 net increase in cash provided by operating activities was due to a net favorable change related to our operating assets and liabilities, including our working capital.
The net favorable change related to our operating assets and liabilities, including our working capital, was due primarily to favorable changes in income tax receivables and payables due to a lower effective tax rate and timing of payments, a lower increase in merchandise inventories and favorable changes in accounts payable (including to Wakefern) and accrued expenses largely driven by timing of payments. These favorable changes were partially offset by lower patronage dividends received in fiscal 2026 compared to the prior fiscal year.
Net Cash Used In Investing Activities. Net cash used in investing activities was $61,753 in fiscal 2026 compared to $75,578 in fiscal 2025. The $13,825 net decline in cash used in investing activities was due primarily to a $5,024 decrease in capital expenditures, proceeds from the sales of assets of $4,504 in fiscal 2026 primarily attributable to the sale of real estate assets of our closed automated micro-fulfillment center in south New Jersey and acquisition costs of $8,133 to purchase right-of-use assets in fiscal 2025. These decreases in cash used in investing activities were partially offset by an investment of $4,431 in notes receivable in fiscal 2026 related to a New Markets Tax Credit financing transaction associated with our replacement store in East Orange, NJ.
During fiscal 2026, we invested $53,741 on capital expenditures including costs associated with the construction of our East Orange replacement store that opened on May 27, 2026, construction costs for a future replacement store in Galloway, NJ expected to open in fiscal 2027, one major remodel, several smaller remodels and merchandising initiatives, and various technology, equipment and facility upgrades, including initial costs to install solar panels at four locations.
Net Cash Used In Financing Activities. Net cash used in financing activities was $26,907 in fiscal 2026 compared to $24,261 in fiscal 2025. The $2,646 net increase in cash used in financing activities was due primarily to repurchases of shares surrendered for withholding tax purposes of $8,163 associated with the vesting of restricted stock awards in fiscal 2026, partially offset by $5,563 in proceeds from the issuance of long-term debt, net of debt issuance costs, in fiscal 2026 associated with a New Markets Tax Credit financing transaction associated with our replacement store in East Orange, NJ.
During fiscal 2026 and 2025, we made dividend payments of $13,336 and $13,308, respectively.

Liquidity and Debt
Working capital was $27,108 as of July 25, 2026 compared to $23,840 as of July 26, 2025. Working capital ratios at the same dates were 1.14 and 1.13 to one, respectively. The Company's working capital needs are reduced, since inventories are generally sold by the time payments to Wakefern and other suppliers are due.
We have budgeted $80,000 for capital expenditures in fiscal 2027. Planned expenditures include costs for construction of a replacement store in Galloway, NJ expected to open in mid-fiscal 2027, a new Fairway store in Manhattan expected to open in late fiscal 2027, several smaller store remodels, merchandising initiatives and various technology, equipment and facility upgrades, including installation of solar panels at certain of our locations. The Company's primary sources of liquidity in fiscal 2027 are expected to be cash and cash equivalents on hand as of July 25, 2026 and operating cash flows generated in fiscal 2027.
The Company holds a 30% interest in the development of a retail center in Old Bridge, New Jersey, which includes the Village Old Bridge replacement store. As of July 25, 2026, the Company had an operating lease obligation of $4,279 related to the project and had invested $17,694 in the real estate partnership. The investment is accounted for under the equity method and is included in Investments in Real Estate Partnerships on the consolidated balance sheets. No additional equity investment is expected for this project.
As of July 25, 2026, the Company held variable rate notes receivable due from Wakefern of $39,460 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,733 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $39,097 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
As of July 25, 2026, Village had demand deposits invested at Wakefern in the amount of $111,776. These deposits earn overnight money market rates.
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
The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding as of July 25, 2026), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement as of July 25, 2026. As of July 25, 2026, $65,979 remained available under the unsecured revolving line of credit.
Based on current trends, the Company believes cash and cash equivalents on hand as of July 25, 2026, operating cash flows and availability under our Credit Facility are sufficient to meet our liquidity needs for the next twelve months and for the foreseeable future beyond the next twelve months.
Village paid cash dividends of $13,336, $13,308 and $13,341 during fiscal 2026, 2025 and 2024, respectively. Dividends during each of these fiscal years consisted of $1.00 per Class A common share and $.65 per Class B common share. The Board's current intention is to continue to pay quarterly dividends in fiscal 2027 at the most recent rate of $.25 per Class A and $.1625 per Class B share. However, any decision to declare and pay dividends in the future will ultimately be made at the discretion of our Board of Directors and will depend on our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant, including economic and market conditions.
Contractual Obligations and Commitments
Firm Commitments
The following table summarizes certain of our aggregate material cash requirements as of July 25, 2026, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods. We expect to fund these contractual obligations with operating cash flows generated in the normal course of business and, if necessary, through availability under our credit facility or other accessible sources of financing.

	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Fiscal 2031	Thereafter	Total
Operating leases	$33,413	$35,330	$34,195	$32,512	$31,085	$161,628	$328,163
Finance leases	2,657	2,893	2,893	3,046	3,135	11,326	25,950
Debt	8,763	5,727	5,727	4,536	4,298	25,621	54,672
Total	$44,833	$43,950	$42,815	$40,094	$38,518	$198,575	$408,785
The following is a description of our material, firmly committed obligations as of July 25, 2026:
•Lease obligations represent fixed payments due over the lease term of our noncancelable leases of real estate. Information has been presented separately for operating and finance leases.
•Debt represents the principal amounts due on our outstanding secured term loans, unsecured term loans and New Market Tax Credit Financing arrangement, all as described in Note 4 to the consolidated financial statements. Amounts do not include unamortized debt issuance costs or interest payments.

Excluded from the above contractual obligations table is the following: (i) amounts recorded in current liabilities in our consolidated balance sheet as of July 25, 2026, which will be paid within one year, other than lease obligations and current portion of debt; (ii) non-current pension liabilities of $2,590 as of July 25, 2026, as we cannot make a reliable estimate of the period in which the liabilities will be settled; (iii) future contributions to be made to various multi-employer benefit plans due to the uncertainty of the cash outflows associated with such contributions; and (iv) non-current liabilities that have no cash outflows associated with them or the cash outflows associated with them are uncertain or do not represent a "purchase obligation" as such term is used herein (e.g., deferred taxes and other miscellaneous items).
We are also obligated to purchase 85% of our primary merchandise requirements from Wakefern, as described in Note 3 to the consolidated financial statements.
Off-balance Sheet Arrangements
In addition to the commitments included in the above table, our other off-balance sheet firm commitments relating to our outstanding letters of credit amounted to $9,021 as of July 25, 2026. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our consolidated financial statements.
OUTLOOK
Summarized below are the Company's current expectations of certain operating metrics for its fiscal 2027. Refer to the "Special Note Regarding Forward-Looking Statements" section at the beginning of this Form 10-K for risks, uncertainties and other information regarding forward-looking statements.
•We expect the increase in same store sales to range from 0.5% to 2.0% in fiscal 2027.
•We have budgeted $80,000 for capital expenditures in fiscal 2027. Planned expenditures include costs for construction of a replacement store in Galloway, NJ expected to open in mid-fiscal 2027, a new Fairway store in Manhattan expected to open in late fiscal 2027, several smaller store remodels, merchandising initiatives and various technology, equipment and facility upgrades, including installation of solar panels at certain of our locations. The Company's primary sources of liquidity in fiscal 2027 are expected to be cash and cash equivalents on hand as of July 25, 2026 and operating cash flows generated in fiscal 2027.
•The Board's current intention is to continue to pay quarterly dividends in fiscal 2027 at the most recent rate of $.25 per Class A and $.1625 per Class B share.
•We believe cash and cash equivalents on hand, operating cash flows and the Company's Credit Facility will be adequate to meet anticipated requirements for working capital, capital expenditures and debt payments for the foreseeable future.
•We expect our effective income tax rate in fiscal 2027 to be in the range of 31.0% to 32.0%.
RELATED PARTY TRANSACTIONS
The Company holds an investment in Wakefern, its principal supplier. Village purchases substantially all of its merchandise from Wakefern in accordance with the Wakefern Stockholder Agreement. As part of this agreement, Village is required to purchase certain amounts of Wakefern common stock. As of July 25, 2026, the Company's indebtedness to Wakefern for the outstanding amount of this stock subscription was $396. The maximum per store investment is currently $975. Wakefern distributes as a "patronage dividend" to each member a share of its earnings in proportion to the dollar volume of purchases by the member from Wakefern during the year. Wakefern provides the Company with support services in numerous areas including advertising, supplies, liability and property insurance, technology support and other store services. Additional information is provided in Note 3 to the consolidated financial statements.
On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.

As of July 25, 2026, the Company held variable rate notes receivable due from Wakefern of $39,460 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,733 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $39,097 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
As of July 25, 2026, Village had demand deposits invested at Wakefern in the amount of $111,776. These deposits earn overnight money market rates.
As disclosed under the heading "Legal Proceedings," we are currently engaged in litigation with Wakefern. To date, the Company believes the dispute with Wakefern has not materially impacted the Company's operations or financial performance. At this time, the Company is unable to determine the probability of the outcome of this matter, or the range of reasonably possible loss, if any.
The Company leases a supermarket from a realty firm 30% owned by certain Village officers and members of the Board of Directors. The Company paid rent to related parties under this lease of $812, $735 and $735 in fiscal 2026, 2025 and 2024, respectively, and has a related lease obligation of $9,140 as of July 25, 2026. This lease agreement was extended in fiscal 2026 and expires in fiscal 2041, with options to extend at increasing annual rents.
The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to three of these partnerships for leased stores of $2,223, $2,159 and $1,827 in fiscal 2026, 2025 and 2024, respectively, and has aggregate lease obligations of $14,279 as of July 25, 2026 related to these leases.
In connection with our participation in a New Markets Tax Credit program related to the construction of a replacement store in East Orange, New Jersey, on December 19, 2025, the Company and its Chief Executive Officer, John J. Sumas, entered into a joint venture agreement to form the Leverage Lender (as defined in Note 4 to the accompanying consolidated financial statements), an affiliate of the Company. The Company and Mr. Sumas have a 95% and 5% ownership interest in the Leverage Lender, respectively. In connection with this joint venture, Mr. Sumas loaned the Company $222. See Note 4 to the accompanying consolidated financial statements for additional discussion regarding this related party transaction.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of July 25, 2026, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified to interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives are reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $1,483, $2,240 and $3,027 during fiscal 2026, 2025 and 2024, respectively, from AOCI to interest expense.
The notional value of the interest rate swaps was $48,803 as of July 25, 2026. The fair value of interest rate swaps recorded in other assets in the consolidated balance sheets was $5,228 as of July 25, 2026.
As of July 25, 2026, the Company held variable rate notes receivable due from Wakefern of $39,460 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,733 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $39,097 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029. Changes in interest rates would impact the amount of interest income we realize on the variable rate notes receivable due from Wakefern. Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
Included in cash and cash equivalents as of July 25, 2026 and July 26, 2025 are $111,776 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates, which are exposed to the impact of interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

	July 25, 2026	July 26, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$130,839	$110,699
Merchandise inventories	52,348	51,424
Patronage dividend receivable	14,870	14,144
Income taxes receivable	736	5,265
Other current assets	22,097	19,223
Assets held for sale	—	4,354
Total current assets	220,890	205,109
Property, equipment and fixtures, net	341,380	322,889
Operating lease assets	237,177	252,291
Notes receivable from Wakefern	119,290	111,205
Investment in Wakefern	32,207	32,207
Investments in real estate partnerships	21,589	21,701
Goodwill	24,190	24,190
Other assets	38,099	34,119
Total assets	$1,034,822	$1,003,711
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Operating lease obligations	$22,353	$21,585
Finance lease obligations	1,149	1,037
Notes payable to Wakefern	371	541
Current portion of long-term debt	8,763	9,370
Accounts payable to Wakefern	87,416	83,258
Accounts payable and accrued expenses	40,341	33,177
Accrued wages and benefits	33,365	32,004
Income taxes payable	24	297
Total current liabilities	193,782	181,269
Operating lease obligations	226,364	241,216
Finance lease obligations	16,858	18,243
Notes payable to Wakefern and other related parties	247	405
Long-term debt	45,367	48,621
Pension liabilities	2,590	3,284
Other liabilities	22,367	18,709
Total liabilities	507,575	511,747
Commitments and contingencies (Notes 3, 4, 5, 6, 7, 9 and 10)
Shareholders' Equity:
Preferred stock, no par value: Authorized 10,000 shares, none issued	—	—
Class A common stock, no par value: Authorized 20,000 shares; issued 11,871 shares at July 25, 2026 and 11,627 shares at July 26, 2025	87,796	83,616
Class B common stock, no par value: Authorized 20,000 shares; issued and outstanding 4,125 shares at July 25, 2026 and July 26, 2025	670	670
Retained earnings	462,809	423,690
Accumulated other comprehensive income	4,600	4,453
Treasury stock, Class A, at cost: 1,188 shares at July 25, 2026 and 997 shares at July 26, 2025	(28,628)	(20,465)
Total shareholders' equity	527,247	491,964
Total liabilities and shareholders' equity	$1,034,822	$1,003,711
 See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Sales	$2,405,707	$2,320,690	$2,236,566
Cost of sales	1,727,956	1,657,724	1,594,591
Gross profit	677,751	662,966	641,975

Operating and administrative expense	578,928	555,038	544,348
Depreciation and amortization expense	34,507	34,398	33,449
Impairment of assets	—	1,462	2,125
Operating income	64,316	72,068	62,053

Interest expense	3,382	3,751	4,135
Interest income	(12,689)	(13,502)	(14,799)
Income before income taxes	73,623	81,819	72,717

Income taxes	21,168	25,439	22,255
Net income	$52,455	$56,380	$50,462

Net income per share:
Class A common stock:
Basic	$3.94	$4.24	$3.78
Diluted	3.54	3.81	3.40

Class B common stock:
Basic	$2.56	$2.75	$2.46
Diluted	2.56	2.75	2.46
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Net income	$52,455	$56,380	$50,462

Other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of tax (1)	(309)	(1,168)	(1,373)
Amortization of pension actuarial gain, net of tax (2)	(109)	(272)	(379)
Pension remeasurement, net of tax (3)	358	(91)	197
Pension settlement loss (gain), net of tax (4)	207	(595)	—
Total other comprehensive income (loss)	147	(2,126)	(1,555)
Comprehensive income	$52,602	$54,254	$48,907

(1)Amounts are net of tax of $135, $518 and $406 for fiscal 2026, 2025 and 2024, respectively.
(2)Amounts are net of tax of $48, $120 and $59 for fiscal 2026, 2025 and 2024, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
(3)Amounts are net of tax of $157, $40 and $31 for fiscal 2026, 2025 and 2024, respectively.
(4)Amounts are net of tax of $91 and $264 for fiscal 2026 and 2025, respectively. All amounts are reclassified from accumulated other comprehensive income to operating and administrative expense.
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands)

	Years Ended July 25, 2026, July 26, 2025 and July 27, 2024
	Class A Common Stock		Class B Common Stock			Accumulated Other Comprehensive Income (Loss)	Treasury Stock Class A		Total Shareholders' Equity
	Shares Issued	Amount	Shares Issued	Amount	Retained Earnings		Shares	Amount
Balance, July 29, 2023	11,563	$76,179	4,204	$683	$343,497	$8,134	912	$(18,327)	$410,166
Net income	—	—	—	—	50,462	—	—	—	50,462
Other comprehensive loss, net of tax of $434	—	—	—	—	—	(1,555)	—	—	(1,555)
Dividends	—	—	—	—	(13,341)	—	—		(13,341)
Exercise of stock options	—	14	—	—	—	—	(2)	31	45
Treasury stock purchases	—	—	—	—	—	—	89	(2,211)	(2,211)
Restricted shares forfeited	(28)	(141)	—	—	—	—	—	—	(141)
Share-based compensation expense	24	4,134	—	—	—	—	—	—	4,134
Balance, July 27, 2024	11,559	$80,186	4,204	$683	$380,618	$6,579	999	$(20,507)	$447,559
Net income	—	—	—	—	56,380	—	—	—	56,380
Other comprehensive loss, net of tax of $942	—	—	—	—	—	(2,126)	—	—	(2,126)
Dividends	—	—	—	—	(13,308)	—	—	—	(13,308)
Exercise of stock options	2	11	—	—	—	—	(2)	42	53
Restricted shares forfeited	(21)	(214)	—	—	—	—	—	—	(214)
Share-based compensation expense	8	3,620	—	—	—	—	—	—	3,620
Conversion of Class B shares to Class A shares	79	13	(79)	(13)	—	—	—	—	—
Balance, July 26, 2025	11,627	$83,616	4,125	$670	$423,690	$4,453	997	$(20,465)	$491,964
Net income	—	—	—	—	52,455	—	—	—	52,455
Other comprehensive income, net of tax of $65	—	—	—	—	—	147	—	—	147
Dividends	—	—	—	—	(13,336)	—	—	—	(13,336)
Treasury stock purchases	—	—	—	—	—	—	191	(8,163)	(8,163)
Restricted shares forfeited	(7)	(75)	—	—	—	—	—	—	(75)
Share-based compensation expense	251	4,255	—	—	—	—	—	—	4,255
Balance, July 25, 2026	11,871	$87,796	4,125	$670	$462,809	$4,600	1,188	$(28,628)	$527,247
See notes to consolidated financial statements.

VILLAGE SUPER MARKET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended
	July 25, 2026	July 26, 2025	July 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,455	$56,380	$50,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,564	36,654	35,461
Share-based compensation expense	4,180	3,406	3,993
Non-cash pension settlement loss (gain)	298	(859)	—
Deferred taxes	4,544	3,510	(170)
Provision to value inventories at LIFO	794	593	551
Impairment of assets	—	1,462	2,125
Gain on sale of assets	(32)	(2)	(233)
Changes in assets and liabilities:
Merchandise inventories	(1,718)	(5,278)	(2,775)
Patronage dividend receivable	(726)	1,924	(3,602)
Accounts payable to Wakefern	4,863	1,834	1,690
Accounts payable and accrued expenses	5,027	1,888	(1,209)
Accrued wages and benefits	1,361	(485)	2,636
Income taxes receivable and payable	4,256	(2,716)	(11,735)
Other assets and liabilities	(3,066)	(5,034)	3,680
Net cash provided by operating activities	108,800	93,277	80,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,741)	(58,765)	(63,113)
Proceeds from the sale of assets	4,504	2	233
Investment in notes receivable from Wakefern	(8,085)	(8,343)	(41,991)
Investment in real estate partnerships	—	(339)	(6,480)
Investment in notes receivable related to New Markets Tax Credit financing	(4,431)	—	—
Maturity of notes receivable from Wakefern	—	—	33,338
Acquisition of lease right-of-use assets	—	(8,133)	—
Net cash used in investing activities	(61,753)	(75,578)	(78,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	6,000	—	—
Debt issuance costs	(437)	—	—
Proceeds from issuance of notes payable to related parties	222	—	—
Principal payments of long-term debt	(11,193)	(11,006)	(11,003)
Dividends	(13,336)	(13,308)	(13,341)
Treasury stock purchases, including shares surrendered for withholding taxes	(8,163)	—	(2,211)
Proceeds from exercise of stock options	—	53	45
Net cash used in financing activities	(26,907)	(24,261)	(26,510)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	20,140	(6,562)	(23,649)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	110,699	117,261	140,910
CASH AND CASH EQUIVALENTS, END OF YEAR	$130,839	$110,699	$117,261

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS MADE FOR:
Interest	$3,382	$3,751	$4,135
Income taxes	12,367	24,695	34,160

NONCASH SUPPLEMENTAL DISCLOSURES:
Investment in Wakefern and increase in notes payable to Wakefern	$—	$—	$31
Capital expenditures included in accounts payable and accrued expenses	10,782	9,350	5,972
 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Village Super Market, Inc. (the "Company" or "Village") operates a chain of 34 supermarkets under the ShopRite and Fairway names in New Jersey (26), New York (6), Maryland (1) and Pennsylvania (1) and three specialty markets under the Gourmet Garage name in New York City. The Company is a member of Wakefern Food Corporation ("Wakefern"), the nation's largest retailer-owned food cooperative and owner of the ShopRite, Fairway and Gourmet Garage names. This relationship provides Village many of the economies of scale in purchasing, distribution, store and own branded products, advanced retail technology, marketing and advertising associated with chains of greater size and geographic coverage.
Principles of Consolidation
The consolidated financial statements include the accounts of Village Super Market, Inc. and its subsidiaries, which are wholly owned. Intercompany balances and transactions have been eliminated.
Certain amounts have been reclassified in the fiscal 2025 and 2024 consolidated statements of cash flows to conform to the fiscal 2026 presentation.
Fiscal Year
The Company and its subsidiaries utilize a 52-53 week fiscal year ending on the last Saturday in the month of July. Fiscal 2026, 2025 and 2024 each contain 52 weeks.
Use of Estimates
In conformity with U.S. generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented herein. Some of the more significant estimates are patronage dividends, accounting for contingencies, accounting for derivative instruments and hedging activities, and the impairment of long-lived assets, goodwill and indefinite-lived intangible assets. Actual results could differ from those estimates.
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

Disaggregated Revenues
The following table presents the Company's sales by product categories during each of the periods indicated:

	Years Ended
	July 25, 2026		July 26, 2025		July 27, 2024
	Amount	%	Amount	%	Amount	%
Center Store (1)	$1,412,134	58.7%	$1,384,040	59.7%	$1,337,701	59.8%
Fresh (2)	876,059	36.4%	833,038	35.9%	806,202	36.0%
Pharmacy	103,521	4.3%	93,453	4.0%	82,276	3.7%
Other (3)	13,993	0.6%	10,159	0.4%	10,387	0.5%
Total Sales	$2,405,707	100.0%	$2,320,690	100.0%	$2,236,566	100.0%

(1)Consists primarily of grocery, dairy, frozen, health and beauty care, general merchandise and liquor.
(2)Consists primarily of produce, meat, deli, seafood, bakery, prepared foods and floral.
(3)Consists primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other third-party commissions.
Cost of Sales
Cost of sales consists of costs of inventory, inbound freight charges and production costs at the Company's centralized commissary, including materials, labor and overhead. Depreciation expense of $2,057, $2,256 and $2,012 related to the centralized commissary is included in cost of sales in fiscal 2026, 2025 and 2024, respectively.
The Company receives vendor allowances and rebates, including the patronage dividend and amounts received as a pass through from Wakefern, related to the Company's buying and merchandising activities. Vendor allowances and rebates are recognized as a reduction in cost of sales when the related merchandise is sold or when the required contractual terms are completed.
Shipping and handling costs associated with the Company's digital sales are included in operating and administrative expense.
Operating and Administrative Expense
Operating and administrative expense consists primarily of store and corporate costs, including employee salaries, wages, company-sponsored and multi-employer health and welfare, pension and defined contribution benefits, supplies, advertising, utilities, facility repairs and maintenance, rent, occupancy costs and administrative expenses.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are proceeds due from credit and debit card transactions, which typically settle within five business days, of $13,058 and $12,493 as of July 25, 2026 and July 26, 2025, respectively. Included in cash and cash equivalents as of July 25, 2026 and July 26, 2025 are $111,776 and $92,003, respectively, of demand deposits invested at Wakefern at overnight money market rates.
Merchandise Inventories
Approximately 65% and 64% of the Company's merchandise inventories were valued using the last-in, first-out ("LIFO") method as of July 25, 2026 and July 26, 2025, respectively, while the remaining inventories were valued using the first-in, first-out ("FIFO") method. If the FIFO method had been used for all merchandise inventories, inventories would have been $23,176 and $22,382 higher than reported as of July 25, 2026 and July 26, 2025, respectively.

Property, Equipment and Fixtures
Property, equipment and fixtures are recorded at cost. Interest cost incurred to finance construction is capitalized as part of the cost of the asset. Maintenance and repairs are expensed as incurred.
Depreciation is recognized on a straight-line basis over estimated useful lives of thirty years for buildings, five to seven years for store fixtures and equipment, and three to seven years for computer equipment and software, shopping carts and vehicles. Leasehold improvements are amortized over the shorter of the related lease terms or the estimated useful lives of the related assets.
When assets are sold or retired, their cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the consolidated financial statements.
Investments
The Company's investments in its principal supplier, Wakefern, and a Wakefern affiliate, Insure-Rite, Ltd., are stated at cost (see Note 3). Village evaluates its investments in Wakefern and Insure-Rite, Ltd. for impairment through consideration of previous, current and projected levels of profit of those entities.
The Company's 20% to 50% investments in certain real estate partnerships are accounted for under the equity method. One of these partnerships is a variable interest entity which does not require consolidation as Village is not the primary beneficiary (see Note 7).
Store Opening and Closing Costs
All store opening costs are expensed as incurred. The Company records a liability for the future minimum lease payments and related costs for closed stores from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting, discounted using a risk-adjusted interest rate.
Leases
The Company determines if an arrangement is a lease at inception, and recognizes a finance or operating lease liability and asset for all leases with terms of more than 12 months at the lease commencement date. Finance and operating lease liabilities represent the present value of minimum lease payments not yet paid. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate as the discount rate implicit within its leases is generally not determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis, and incorporates the term and economic environment of the lease. Each renewal option is evaluated when recognizing the lease right-of-use assets and liabilities, and the Company utilizes the lease term for which it is reasonably certain to use the underlying asset. The Company is obligated under all leases to pay for real estate taxes, utilities and liability insurance, and under certain leases to pay additional amounts based on maintenance and a percentage of sales in excess of stipulated amounts. The Company accounts for rent holidays, escalating rent provisions and construction allowances related to operating leases in rent expense on a straight-line basis over the term of the lease. Finance lease payments are charged to interest expense and depreciation and amortization expense over the lease term. Additional information on leases is provided in Note 7.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $9,596, $11,582 and $12,174 in fiscal 2026, 2025 and 2024, respectively.
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

The Company recognizes a tax benefit for uncertain tax positions if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority having full knowledge of all relevant information.
Derivative Instruments and Hedging Activities
The Company records all derivatives on the balance sheet at fair value. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. The Company records changes in the fair value of its interest rate swap contracts to accumulated other comprehensive income ("AOCI"), net of taxes, as the Company has elected to designate its swaps as cash flow hedges and apply hedge accounting when the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Additional information on derivative and hedging activities is provided in Note 5.
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
Cash and cash equivalents, patronage dividend receivable, income taxes receivable/payable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments. The carrying values of the Company's notes receivable from Wakefern approximate their fair value as interest is earned at variable market rates. As the Company's investment in Wakefern can only be sold to Wakefern at amounts that approximate the Company's cost, it is not practicable to estimate the fair value of such investment.
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
No impairment charges were recorded in fiscal 2026. In fiscal 2025, Company recognized non-cash impairment charges of $1,462 on the long-lived assets of one Gourmet Garage store and real estate assets classified as held for sale related to the closed automated micro-fulfillment center in south New Jersey. In fiscal 2024, the Company recognized non-cash impairment charges of $2,125 related to the closure of the automated micro-fulfillment center.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested at the end of each fiscal year, or more frequently if circumstances dictate, for impairment. The Company's indefinite-lived intangible assets balance of $13,299 as of July 25, 2026 and July 26, 2025 are related to the Fairway and Gourmet Garage trade names. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value. Village considers earnings multiples and other valuation techniques to measure fair value of goodwill at the reporting unit level, in addition to the value of the Company's stock. The fair value of trade names are estimated based on the discounted cash flow model using the relief from royalty method.

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
The table below reconciles net income to net income available to Class A and Class B shareholders:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Net income	$52,455	$56,380	$50,462
Distributed and allocated undistributed net income to unvested restricted shareholders	1,414	1,870	1,866
Net income available to Class A and Class B shareholders	$51,041	$54,510	$48,596
The tables below reconcile the numerators and denominators of basic and diluted net income per share for all periods presented.

	Years Ended
	July 25, 2026		July 26, 2025		July 27, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income allocated, basic	$40,492	$10,549	$43,108	$11,402	$38,260	$10,336
Conversion of Class B to Class A shares	10,549	—	11,402	—	10,336	—
Net income allocated, diluted	$51,041	$10,549	$54,510	$11,402	$48,596	$10,336

Denominator:
Weighted average shares outstanding, basic	10,282	4,125	10,170	4,144	10,109	4,204
Conversion of Class B to Class A shares	4,125	—	4,144	—	4,204	—
Weighted average shares outstanding, diluted	14,407	4,125	14,314	4,144	14,313	4,204
Net income per share is as follows:

	Years Ended
	July 25, 2026		July 26, 2025		July 27, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic	$3.94	$2.56	$4.24	$2.75	$3.78	$2.46
Diluted	$3.54	$2.56	$3.81	$2.75	$3.40	$2.46

Non-vested restricted Class A shares of 251, 427 and 456, which are considered participating securities, and their allocated net income were excluded from the diluted net income per share calculation as of July 25, 2026, July 26, 2025 and July 27, 2024, respectively, due to their anti-dilutive effect.
Share-Based Compensation
All share-based payments to employees are recognized in the financial statements as compensation costs based on the fair market value on the date of the grant.
Benefit Plans
The Company recognizes the funded status of its Company sponsored retirement plans on the consolidated balance sheet. Actuarial gains or losses, curtailments, prior service costs or credits, and transition obligations not previously recognized are recorded as a component of AOCI. The Company uses July 31 as the measurement date for these plans.
The Company also contributes to several multi-employer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees. Pension expense for these plans is recognized as contributions are made.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and usefulness of annual income tax disclosures. Among its provisions, ASU 2023-09 requires disclosure of a reconciliation between an entity's effective tax rate, which is calculated by dividing each fiscal period's income tax provision by pretax income, and its statutory rate utilizing specific categories, along with a separate disclosure for reconciling items that meet a 5% quantitative threshold. In addition, ASU 2023-09 requires disclosure of income taxes paid (net of refunds received), disaggregated by federal and state, as well as by individual jurisdictions if a 5% quantitative threshold is met. The Company adopted ASU 2023-09 in fiscal 2026 and applied its provisions on a prospective basis. Other than the new disclosure requirements, ASU 2023-09 did not have an impact on the Company's consolidated financial statements. See Note 6 for further discussion of income taxes.
Recently Issued Accounting Standards
The Company monitors accounting standards recently issued by the FASB to assess their impact on the consolidated financial statements, if any.
Accounting for and Disclosure of Software Costs
In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). Among its provisions, ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to start capitalizing internal-use software costs, which occurs when (i) management has authorized and committed to funding a software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance in ASU 2025-06, which can be applied prospectively, retrospectively, or via a modified transition approach, becomes effective for the Company beginning in its fiscal year ending July 28, 2029 ("fiscal 2029"), with early adoption permitted. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include inventory purchases, employee compensation, depreciation and intangible asset amortization, as well as other specified expense categories currently disclosed under existing disclosure requirements. Any remaining amounts that are not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period, with annual disclosure of the entity's definition of selling expenses. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending July 29, 2028 ("fiscal 2028"), with interim disclosures effective beginning in fiscal 2029. The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. Other than the new disclosure requirements, ASU 2024-03 will not have an impact on the Company's consolidated financial statements.

NOTE 2 — PROPERTY, EQUIPMENT AND FIXTURES
Property, equipment and fixtures are comprised as follows:

	July 25, 2026	July 26, 2025
Land and buildings	$157,752	$157,653
Store fixtures and equipment	379,756	380,890
Leasehold improvements	256,722	243,696
Leased property under finance leases	25,211	25,211
Construction in progress	36,580	17,625
Vehicles	1,395	1,422
Total property, equipment and fixtures	857,416	826,497
Accumulated depreciation	(498,895)	(487,414)
Accumulated amortization of property under finance leases	(17,141)	(16,194)
Property, equipment and fixtures, net	$341,380	$322,889
Amortization of leased property under finance leases is included in depreciation and amortization expense.
NOTE 3 — RELATED PARTY INFORMATION – WAKEFERN
The Company's ownership interest in its principal supplier, Wakefern, which is operated on a cooperative basis for its stockholder members, is 13.0% of the outstanding shares of Wakefern as of July 25, 2026. The investment is stated at cost and is pledged as collateral for any obligations to Wakefern. In addition, all obligations to Wakefern are personally guaranteed by certain shareholders of Village.
The Company is obligated to purchase 85% of its primary merchandise requirements from Wakefern until ten years from the date that stockholders representing 75% of Wakefern sales notify Wakefern that those stockholders request that the Wakefern Stockholder Agreement be terminated. If this purchase obligation is not met, Village is required to pay Wakefern's profit contribution shortfall attributable to this failure. Similar payments are due if Wakefern loses volume by reason of the sale of Company stores or a merger with another entity. Village fulfilled the above obligation in fiscal 2026, 2025 and 2024. The Company also has an investment of approximately 9% in Insure-Rite, Ltd., a Wakefern affiliated company, which provides Village with liability and property insurance coverage.
Wakefern has increased from time to time the required investment in its common stock for each supermarket owned by a member, with the exact amount per store computed based on the amount of each store's purchases from Wakefern. As of July 25, 2026, the Company's indebtedness to Wakefern for the outstanding amount of these stock subscriptions was $396, of which $371 is recorded in notes payable to Wakefern and $25 is recorded in notes payable to Wakefern and other related parties in the consolidated balance sheet. Installment payments of $371 and $25 are due in fiscal 2027 and 2028, respectively. The maximum per store investment remained $975 in fiscal 2026. Village receives additional shares of common stock to the extent paid for at the end of each fiscal year (which ends on or about September 30) of Wakefern calculated at the then book value per share. The payments, together with any stock issued thereunder, at the option of Wakefern, may be null and void and all payments on this subscription shall become the property of Wakefern in the event the Company does not complete the payment of this subscription in a timely manner.
Village purchases substantially all of its merchandise from Wakefern. As a stockholder of Wakefern, Village earns a share of Wakefern's earnings, which are distributed as a "patronage dividend." This dividend is based on a distribution of substantially all of Wakefern's operating profits for its fiscal year in proportion to the dollar volume of purchases by each member from Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of sales as merchandise is sold. Village accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of Village's share of this annual dividend based on Village's estimated proportional share of the dollar volume of business transacted with Wakefern that year. Patronage dividends and other vendor allowances and rebates amounted to $41,841, $49,467 and $46,302 in fiscal 2026, 2025 and 2024, respectively.
Wakefern provides the Company with support services in numerous areas including advertising, liability and property insurance, supplies, certain equipment purchasing, coupon processing, certain financial accounting applications, retail technology support and other store services. Village incurred charges of $39,087, $41,539 and $42,459 from Wakefern in fiscal

2026, 2025 and 2024, respectively, for non-merchandise products and services, which are reflected in operating and administrative expense in the consolidated statements of operations. Additionally, the Company has certain related party leases (see Note 7) with Wakefern.
On February 15, 2024, notes receivable due from Wakefern of $33,338 that earned interest at the prime rate plus .75% matured. The Company invested all of the proceeds received in variable rate notes receivable from Wakefern that earn interest at the Secured Overnight Financing Rate ("SOFR") plus 2.25% and mature on February 15, 2029.
As of July 25, 2026, the Company held variable rate notes receivable due from Wakefern of $39,460 that earn interest at the prime rate plus .50% and mature on August 15, 2027, $40,733 that earn interest at the prime rate plus .50% and mature on September 28, 2027, and $39,097 that earn interest at the SOFR plus 2.25% and mature on February 15, 2029.
Wakefern has the right to prepay these notes at any time. Under certain conditions, the Company can require Wakefern to prepay the notes, although interest earned since inception would be reduced as if it was earned based on overnight money market rates as paid by Wakefern on demand deposits.
The Company had demand deposits invested at Wakefern in the amount of $111,776 and $92,003 as of July 25, 2026 and July 26, 2025, respectively. These deposits earn overnight money market rates.
Interest income earned on investments with Wakefern was $12,631, $13,464 and $14,717 in fiscal 2026, 2025 and 2024, respectively.
NOTE 4 — DEBT
Long-term debt consists of the following:

	July 25, 2026	July 26, 2025
Secured term loans	$41,108	$45,378
Unsecured term loans	7,555	12,613
New Market Tax Credit Financing	5,467	—
Total debt	54,130	57,991
Less: current portion of long-term debt	8,763	9,370
Total long-term debt	$45,367	$48,621
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
The Credit Facility also provides for up to $25,000 of letters of credit ($9,021 outstanding as of July 25, 2026), which secure obligations for store leases and construction performance guarantees to municipalities. The Credit Facility contains covenants that, among other conditions, require a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum adjusted debt to EBITDAR ratio. The Company was in compliance with all covenants of the credit agreement as of July 25, 2026. As of July 25, 2026, $65,979 remained available under the unsecured revolving line of credit.
The carrying values of the Company's long-term debt related to its Credit Facility approximate their fair value as interest is charged at variable market rates. The estimated fair values of the Company's long-term debt are based on Level 2 inputs.

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

The Company and its Chief Executive Officer, John J. Sumas, entered into a joint venture agreement to form the Leverage Lender. The Company and Mr. Sumas have a 95% and 5% ownership interest in the Leverage Lender, respectively. Pursuant to a promissory note entered into between Mr. Sumas and the Leverage Lender on December 19, 2025 (the "Promissory Note"), Mr. Sumas provided a $222 loan to the Leverage Lender to partially fund the $4,431 leverage loan between the Leverage Lender and the Investment Fund and the remainder of the funds required for the leverage loan were funded by the Company. The Promissory Note between Mr. Sumas and the Leverage Lender, an affiliate of the Company, bears an annual interest rate of 7.00%, payable quarterly, matures on March 31, 2033 and is recorded in notes payable to Wakefern and other related parties in the consolidated balance sheets. The related interest expense paid to Mr. Sumas during fiscal 2026 was de minimis. The leverage loan receivable of $4,431 is recorded in other assets in the consolidated balance sheets and includes interest only quarterly payments that commenced in March 2026.
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
As of July 25, 2026, the Company had five interest rate swaps with an aggregate initial notional value of $99,975 to hedge the variable cash flows associated with variable-rate loans under the Company's Credit Facility. The interest rate swaps were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the reference rate. The swaps replaced the applicable reference rate with fixed interest rates and payments are settled monthly when payments are made on the variable-rate loans. The Company's derivatives qualify and have been designated as cash flow hedges of interest rate risk. The gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate loans. The Company reclassified $1,483, $2,240 and $3,027 during fiscal 2026, 2025 and 2024, respectively, from AOCI to interest expense.
The notional value of the interest rate swaps was $48,803 as of July 25, 2026. The fair value of interest rate swaps is included in the following captions on the consolidated balance sheets as of July 25, 2026 and July 26, 2025:

	July 25, 2026	July 26, 2025
Other assets	$5,228	$5,671
The fair values of the Company's interest rate swaps are based on Level 2 inputs, including the present value of estimated future cash flows based on market expectations of the yield curve on variable interest rates.

NOTE 6 — INCOME TAXES
The components of the provision for income taxes are as follows:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Federal:
Current	$8,926	$11,372	$12,348
Deferred	3,623	3,803	1,148

State:
Current	7,698	10,557	10,077
Deferred	921	(293)	(1,318)
Total income taxes	$21,168	$25,439	$22,255
In accordance with the Company's prospective adoption of ASU 2023-09 (see Note 1), a reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	July 25, 2026
	Amount	Percent
Income taxes at the U.S. federal statutory rate	$15,461	21.0%
State and local income taxes, net of Federal income effect (1)	6,808	9.2%
Non-taxable or non-deductible items:
Excess tax benefits from share-based compensation	(1,194)	(1.6%)
Non-deductible executive compensation	565	0.8%
Other non-taxable or non-deductible items	(173)	(0.2%)
Tax credits:
Work opportunity tax credits	(299)	(0.4%)
Total income taxes and effective tax rate	$21,168	28.8%

(1)State taxes in New Jersey made up the majority (greater than 50%) of the tax effect in this category.
In accordance with the disclosure requirements in effect prior to the adoption of ASU 2023-09, a reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Years Ended
	July 26, 2025	July 27, 2024
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	9.9%	10.2%
Other	0.2%	(0.6%)
Effective income tax rate	31.1%	30.6%

In accordance with the Company's prospective adoption of ASU 2023-09, disclosure of disaggregated cash paid for income taxes, net of refunds received, in fiscal 2026 is as follows:

Year Ended
July 25, 2026
Federal	$4,020
State and local:
New Jersey	6,504
New York State	880
New York City	823
Other	140
Total cash paid for income taxes, net of refunds	$12,367
Cash paid for income taxes, net of refunds received, was $24,695 and $34,160 in fiscal 2025 and 2024, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	July 25, 2026	July 26, 2025
Deferred tax assets:
Lease liabilities	$81,509	$86,132
Compensation related costs	4,466	6,282
Pension costs	926	1,127
Other	683	849
Total deferred tax assets	87,584	94,390

Deferred tax liabilities:
Tax over book depreciation	28,238	25,770
Lease assets	71,608	76,329
Patronage dividend receivable	4,196	4,022
Investment in partnerships	1,403	1,437
Other	1,645	1,731
Total deferred tax liabilities	107,090	109,289
Net deferred tax liability	$(19,506)	$(14,899)
Deferred income tax assets (liabilities) are included in the following captions on the consolidated balance sheets as of July 25, 2026 and July 26, 2025:

	July 25, 2026	July 26, 2025
Other assets	2,305	3,252
Other liabilities	(21,811)	(18,151)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In management's opinion, in view of the Company's previous, current and projected taxable income and reversal of deferred tax liabilities, such tax assets will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required as of July 25, 2026 and July 26, 2025.
The Company files income tax returns with federal, state and local tax authorities, and is open to examination with varying statutes of limitations, generally ranging from three to four years.

NOTE 7 — LEASES
Description of Leasing Arrangements
The Company leases 28 retail stores, as well as a commissary, its corporate headquarters and equipment as of July 25, 2026. The majority of initial lease terms range from 20 to 30 years. Most of the Company's leases contain renewal options at increased rents of five years each at the Company's sole discretion. These options enable Village to retain the use of facilities in desirable operating areas.
The composition of total lease cost is as follows:

		Years Ended
	Classification in the Consolidated Statements of Operations	July 25, 2026	July 26, 2025	July 27, 2024
Operating lease cost	Operating and administrative expense	$36,798	$36,075	$36,989
Finance lease cost:
Amortization of leased assets	Depreciation and amortization expense	947	947	947
Interest on lease liabilities	Interest expense	1,621	1,719	1,802
Variable lease cost	Operating and administrative expense	25,410	21,423	22,044
Total lease cost		$64,776	$60,164	$61,782
As of July 25, 2026 and July 26, 2025, finance lease right-of-use assets of $8,070 and $9,017, respectively, are included in property, equipment and fixtures, net in the Company's consolidated balance sheets. Maturities of operating and finance lease liabilities, including options to extend lease terms that are reasonably certain of being exercised, as of July 25, 2026 are as follows:

	Operating Leases	Finance Leases	Total
Fiscal 2027	$33,413	$2,657	$36,070
Fiscal 2028	35,330	2,893	38,223
Fiscal 2029	34,195	2,893	37,088
Fiscal 2030	32,512	3,046	35,558
Fiscal 2031	31,085	3,135	34,220
Thereafter	161,628	11,326	172,954
Total lease payments	328,163	25,950	354,113
Less amount representing interest	79,446	7,943	87,389
Present value of lease liabilities	$248,717	$18,007	$266,724
The Company has no future payment obligations related to lease agreements that have not yet commenced but have been executed as of July 25, 2026.
As of July 25, 2026, the Company's lease terms and discount rates are as follows:

	July 25, 2026	July 26, 2025
Weighted-average remaining lease term (years)
Operating leases	11.7	12.1
Finance leases	9.7	10.6
Weighted-average discount rate
Operating leases	4.6%	4.5%
Finance leases	8.6%	8.6%

Supplemental cash flow information related to leases is as follows:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,043	$35,303	$35,618
Operating cash flows from finance leases	1,621	1,719	1,802
Financing cash flows from finance leases	1,305	1,138	887
Lease obligations obtained in exchange for right-of-use assets (non-cash)	10,633	13,918	12,727
Related Party Leases
The Company leases a supermarket from a realty firm 30% owned by certain Village officers and members of the Board of Directors. The Company paid rent to related parties under this lease of $812, $735 and $735 in fiscal 2026, 2025 and 2024, respectively, and has a related lease obligation of $9,140 as of July 25, 2026. This lease was extended in fiscal 2026 and expires in fiscal 2041, with options to extend at increasing annual rent.
The Company has ownership interests in four real estate partnerships. Village paid aggregate rents to three of these partnerships for leased stores of $2,223, $2,159 and $1,827 in fiscal 2026, 2025 and 2024, respectively, and has related aggregate lease obligations of $14,279 as of July 25, 2026.
One of these partnerships is a variable interest entity, which is not consolidated as Village is not the primary beneficiary. This partnership owns one property, a stand-alone supermarket leased to the Company since 1974. Village is a general partner entitled to 33% of the partnership's profits and losses.
NOTE 8 — SHAREHOLDERS' EQUITY
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
The Company maintains share repurchase programs that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases of Village Class A common stock may be made from time to time through a variety of methods, including open market purchases and other negotiated transactions. In September 2019, the Company's Board of Directors authorized an incremental $5,000 share repurchase program, supplementing the existing authorization. No open market purchases were made under the Company's Class A share repurchase program in fiscal 2026 and 2025, while purchases of $1,854 were made in fiscal 2024. The remaining availability under the Company's Class A share repurchase program was $1,349 as of July 25, 2026.
In addition, $8,163 and $357 in shares of Class A common stock were surrendered in satisfaction of withholding taxes in connection with the vesting of restricted shares in fiscal 2026 and 2024, respectively. No shares of Class A common stock were surrendered in satisfaction of withholding taxes in fiscal 2025.
On December 16, 2016, the shareholders of the Company approved the Village Super Market, Inc. 2016 Stock Plan (the "2016 Plan") under which awards of incentive and non-qualified stock options and restricted stock may be made. There are 1,200 shares of Class A common stock authorized for issuance to employees and directors under the 2016 Plan, of which 453 shares remain for future grants at July 25, 2026. Terms and conditions of awards are determined by the Board of Directors.

Historically, restricted stock awards were primarily granted once every three years and cliff vested three years from the date of grant, subject to the individual's continued employment with the Company through the vesting date. Effective beginning with the March 2026 restricted stock awards granted, the Company transitioned from a three-year, cliff-vesting model to a three-year, graded-vesting model. Specifically, the Company's March 2026 restricted stock grant will vest in three installments, subject to the individual's continued employment through each applicable vesting date, as follows: one-half of the shares vest on March 16, 2027; one-third of the shares vest on March 14, 2028; and the remaining shares vest on March 13, 2029. Future restricted stock grants are expected to primarily occur annually in March and will vest in three equal installments over a three-year period following the date of grant (i.e., one-third each year), subject to the individual's continued employment through each applicable vesting date.
Total shared-based compensation expense recognized in connection with 2016 Plan was $4,180, $3,406 and $3,993 in fiscal 2026, 2025 and 2024, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $2,617, $859 and $868 in fiscal 2026, 2025 and 2024, respectively.
The following table summarizes restricted stock activity during the fiscal years presented:

	Years Ended
	July 25, 2026		July 26, 2025		July 27, 2024
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value
Nonvested at beginning of year	427	$23.17	456	$22.98	503	$22.90
Granted	251	41.81	8	33.04	24	24.42
Vested	(420)	23.13	(16)	22.90	(43)	22.90
Forfeited	(7)	31.21	(21)	22.93	(28)	22.90
Nonvested at end of year	251	$41.61	427	$23.17	456	$22.98
The total fair value of restricted shares vested during fiscal 2026, 2025 and 2024 was $18,006, $530 and $1,141 respectively.
As of July 25, 2026, there was $8,543 of total unrecognized compensation costs related to nonvested restricted stock granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.
No stock options were granted or exercised during fiscal 2026. The following table summarizes stock option activity during the fiscal years presented:

	Years Ended
	July 26, 2025		July 27, 2024
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Outstanding at beginning of year	2	$25.47	88	$28.72
Exercised	(2)	25.47	(2)	27.71
Forfeited	—	—	(84)	28.82
Outstanding at end of year	—	$—	2	$25.47

Options exercisable at end of year	—	$—	2	$25.47
The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The Company uses historical data for similar groups of employees in order to estimate the expected life of options granted. Expected volatility is based on the historical volatility of the Company's stock for a period of years corresponding to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option.

The Company declared and paid cash dividends on common stock as follows:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Per share:
Class A common stock	$1.00	$1.00	$1.00
Class B common stock	0.65	0.65	0.65

Aggregate:
Class A common stock	$10,655	$10,614	$10,609
Class B common stock	2,681	2,694	2,732
	$13,336	$13,308	$13,341
NOTE 9 — BENEFIT PLANS
Multi-Employer Pension Plans
The Company contributes to three multi-employer pension plans under collective bargaining agreements covering union-represented employees. These plans provide benefits to participants that are generally based on a fixed amount for each year of service. Based on the most recent information available, certain of these multi-employer plans are underfunded. The amount of any increase or decrease in Village's required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations and the actual return on assets held in the plans, among other factors.
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
The Company's participation in these plans is outlined in the following tables. The "EIN / Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit pension plan number. The most recent "Pension Protection Act Zone Status" available in 2025 and 2024 is for the plan's year-end at December 31, 2025 and December 31, 2024, respectively, unless otherwise noted. Among other factors, generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending / Implemented" column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

		Pension Protection Act Zone Status		FIP/RP Status Pending / Implemented	Contributions for the Years Ended (5)				Expiration date of Collective- Bargaining Agreement
Pension Fund	EIN / Pension Plan Number	2025	2024		July 25, 2026	July 26, 2025	July 27, 2024	Surcharge Imposed (6)
Pension Plan of Local 464A (1)	22-6051600-001	Green	Green	N/A	$891	$904	$903	N/A	August 2030
UFCW Local 1262 & Employers Pension Fund (2) (4)	22-6074414-001	Red	Red	Implemented	2,716	2,691	2,656	No	October 2027
UFCW Regional Pension Plan (3) (4)	16-6062287-074	Red	Red	Implemented	1,437	1,391	1,330	No	June 2028
Total Contributions					$5,044	$4,986	$4,889

(1)The information for this fund was obtained from the Form 5500 filed for the plan's year-end at December 31, 2025 and December 31, 2024.
(2)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at December 31, 2024 and December 31, 2023.
(3)The information for this fund was obtained from the Form 5500 filed for the plan’s year-end at September 30, 2025 and September 30, 2024.
(4)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010. There were no changes to the plan's zone status as a result of this election.
(5)The Company's contributions represent more than 5% of the total contributions received by each applicable pension fund for all periods presented.
(6)Under the Pension Protection Act, a surcharge may be imposed when employers make contributions under a collective bargaining agreement that is not in compliance with a rehabilitation plan. As of July 25, 2026, the collective bargaining agreements under which the Company was making contributions were in compliance with rehabilitation plans adopted by each applicable pension fund.
Other Multi-Employer Benefit Plans
The Company also contributes to various other multi-employer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by the Company to these other multi-employer benefit plans were $38,786, $37,978 and $37,216 in fiscal 2026, 2025 and 2024, respectively.
Defined Contribution Plans
The Company sponsors a 401(k) savings plan for certain eligible associates. Company contributions under that plan, which are based on specified percentages of associate contributions, were $2,388, $2,266 and $2,028 in fiscal 2026, 2025 and 2024, respectively. The Company also contributes to union sponsored defined contribution plans for certain eligible associates. Company contributions under these plans were $3,877, $3,770 and $3,339 in fiscal 2026, 2025 and 2024, respectively.
Defined Benefit Plans
In fiscal 2026, the Company sponsored two defined benefit pension plans. One of the plans, which had been previously frozen, was terminated during fiscal 2026, resulting in a pre-tax settlement loss of $338. Prior to termination, the Company made a $433 contribution to fully fund the plan. Plan assets were liquidated to fund lump sum distributions to participants and purchase annuity contracts with an insurance company for all participants who did not elect a lump sum distribution. No benefit obligation or plan assets related to this plan remain as of July 26, 2026. The second plan is an unfunded, nonqualified plan providing supplemental pension benefits to certain executives.
Pension liabilities were $2,590 and $3,284 as of July 25, 2026 and July 26, 2025, respectively, and net periodic pension cost for the plans were expenses of $395 and $10 in fiscal 2026 and 2024, respectively, and a gain of $774 in fiscal 2025.
Additionally, the Company recognized a settlement gain of $859 in fiscal 2025 related to the non-qualified plan as benefits paid exceeded the sum of the service cost and interest cost components of net periodic pension cost.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Approximately 91% of our employees are covered by collective bargaining agreements. Contracts with the Company's seven unions have or will expire between March 2025 and August 2030. Approximately 12% of our associates are represented by unions whose contracts have already expired or expire within one year. Any work stoppages could have an adverse impact on our financial results.
On May 2, 2025, the Company filed a Verified Complaint for Declaratory and Injunctive Relief (the "Complaint") against Wakefern and certain members of its senior management ("Wakefern Management," and together with Wakefern, the "Defendants") in the Superior Court of New Jersey, Chancery Division, Middlesex County (the "Chancery Court"). The matter was captioned Village Super Market, Inc., et al. v. Wakefern Food Corp., et al. In the Complaint, the Company sought to enjoin Wakefern's acquisition of Morton Williams Supermarkets (the "Acquisition") on the basis that the Acquisition violates Wakefern's governing documents, which the Company believes prohibits Wakefern from acquiring and operating a retail chain that competes directly with its members. It also challenged certain actions and inactions by the Defendants in connection with the Acquisition. Subsequently, the Company filed an amended complaint in the Chancery Court on September 19, 2025 (the "First Amended Complaint") to include additional claims concerning the Defendant's actions against the Company that occurred beginning in 2025. The Court declined to enjoin the Acquisition and it closed on or about October 1, 2025.
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
On June 15, 2026, the Company filed a Third Amended Complaint adding additional allegations concerning Defendants' retaliation against the Company and affiliated parties, including John J. Sumas, who is the Company's Chief Executive Officer and a director of Wakefern. Subsequently, Wakefern filed its First Amended Counterclaims and Third-Party Complaint on June 17, 2026, and the declaratory judgment claim described above was not included. Wakefern asserted claims against the Company and certain subsidiaries, as well as the Company's Chief Executive Officer, John J. Sumas, and President, Nicholas J. Sumas II.
On March 20, 2026, Village was served with a Complaint entitled Wakefern Food Corp. v. Village Super Market, Inc., VSM NY Holdings, LLC and VSM Gourmet, LLC filed in the United States District Court for the District of New Jersey. The Complaint alleges Trademark Infringement, Unfair Competition, False Endorsement, False Association, False Designation of Origin and Trademark Dilution of the Fairway and Gourmet Garage marks under the Lanham Act 15 U.S.C. §1113(1). Village denies the allegations in this lawsuit and is defending against the claims. A Pretrial Scheduling Order was entered on June 17, 2026, setting discovery deadlines.
The Company believes that all claims asserted by Wakefern are without legal and factual merit.
The Company continues to evaluate its options for relief with respect to Wakefern and the Acquisition. Notwithstanding the above, the Company's claims are pending resolution on the merits. To date, the Company believes the dispute with Wakefern has not materially impacted the Company's operations or financial performance. At this time, the Company is unable to determine the probability of the outcome of these matters, or the range of reasonably possible loss, if any.
The Company is involved in other litigation incidental to the normal course of business. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 11 — SEGMENT REPORTING
The Company operates a chain of supermarkets in New Jersey, New York, Maryland and Pennsylvania. The Company consists of one operating segment, the retail sale of food and nonfood products. The Company's supermarkets offer similar products to a similar base of customers. Processes for purchasing and distribution, and the regulatory environments they operate in, are all similar and predominantly centralized. The Company does not have any customer representing 10% or more of total revenues.
The Company's Chief Executive Officer and its President, together as a group, are the chief operating decision maker ("CODM"), defined within Accounting Standards Codification Topic 280, "Segment Reporting." The CODM assesses performance and allocates resources using income before income taxes and net income. The CODM also uses these measures to evaluate and make decisions on budgets, opening, closing, remodeling or replacing stores, marketing decisions, and acquisitions. The CODM is provided asset information on a consolidated basis as is reported on the consolidated balance sheets.
The following table summarizes sales, significant expenses, income before income taxes and net income on the Company's single reportable segment:

	Years Ended
	July 25, 2026	July 26, 2025	July 27, 2024
Sales:
Net Merchandise Sales	$2,391,714	$2,310,531	$2,226,179
Other Sales (1)	13,993	10,159	10,387
Total Sales	2,405,707	2,320,690	2,236,566
Less:
Cost of sales	1,727,956	1,657,724	1,594,591
Store labor	214,313	209,816	206,715
Other operating and administrative expense (2)	364,615	345,222	337,633
Depreciation and amortization expense	34,507	34,398	33,449
Impairment of assets	—	1,462	2,125
Interest expense	3,382	3,751	4,135
Interest income	(12,689)	(13,502)	(14,799)
Income before income taxes	73,623	81,819	72,717
Income taxes	21,168	25,439	22,255
Net income	$52,455	$56,380	$50,462

Capital expenditures and payments for other long-lived asset	$53,741	$66,898	$63,113

(1)Other sales consist primarily of sales related to other income streams, including service fees related to digital sales, wholesale sales and gift card, lottery and other third-party commissions.
(2)Other operating and administrative expense includes fringe payroll and benefit costs, occupancy expenses, utility costs, other facility costs, advertising, other operating expenses, non-store selling, general and administrative expenses and income from equity method investments. The Company had equity method investments of $23,305, $23,124 and $21,303 as of July 25, 2026, July 26, 2025 and July 27, 2024, respectively.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Village Super Market, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Village Super Market, Inc. and subsidiaries (the Company) as of July 25, 2026 and July 26, 2025, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended July 25, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of July 25, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 25, 2026 and July 26, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 25, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
Assessment of indicators of impairment of long-lived assets

As discussed in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets, such as property, equipment and fixtures and operating lease assets, for events or changes in circumstances that might indicate the carrying amount of an asset group may not be recoverable. The Company's judgment regarding the identification of impairment indicators is based, in part, on operational performance at the store level. Factors considered by the Company that could result in an impairment triggering event include a current period operating or cash flow loss, underperformance of a store relative to historical or expected operating results, and significant negative industry or economic trends. At July 25, 2026, the Company had property, equipment and fixtures, net and operating lease assets of $341,380 thousand and $237,177 thousand, respectively.

We identified the assessment of impairment triggering events related to long-lived assets as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company's assessment of whether any of the following were indicators of impairment: (1) stores with current period operating or cash flow losses, (2) underperforming stores based on current period operating or cash flow results relative to their respective historical and expected results, and (3) negative industry or economic trends.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's long-lived asset impairment process. This included a control related to the Company's assessment of impairment triggering events. We assessed the Company's identification and evaluation of potential impairment triggering events by:
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
Morristown, New Jersey
October 8, 2026

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.
 Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company's internal control over financial reporting was effective as of July 25, 2026.
The Company's independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company's internal control over financial reporting, as stated in their report, which is included in Item 8 of this Form 10-K.

John J. Sumas	John L. Van Orden
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
ITEM 9B.   OTHER INFORMATION
During fiscal quarter ended July 25, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2026, in connection with its Annual Meeting scheduled to be held on December 11, 2026.
ITEM 11.   EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2026, in connection with its Annual Meeting scheduled to be held on December 11, 2026.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the table below is as of July 25, 2026. All data relates to the Village Super Market, Inc. 2016 Stock Plan as described in Item 8 of this Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	452,610
Equity compensation plans not approved by security holders	—	—	—
Additional information required by this Item 12 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2026, in connection with its annual meeting scheduled to be held on December 11, 2026.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2026, in connection with its annual meeting scheduled to be held on December 11, 2026.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from the Company's definitive Proxy Statement to be filed on or before October 26, 2026, in connection with its annual meeting scheduled to be held on December 11, 2026.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets – July 25, 2026 and July 26, 2025
Consolidated Statements of Operations – years ended July 25, 2026, July 26, 2025 and July 27, 2024
Consolidated Statements of Comprehensive Income – years ended July 25, 2026, July 26, 2025 and July 27, 2024
Consolidated Statements of Shareholders' Equity – years ended July 25, 2026, July 26, 2025 and July 27, 2024
Consolidated Statements of Cash Flows – years ended July 25, 2026, July 26, 2025 and July 27, 2024
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm (KPMG LLP, Morristown, NJ, Auditor Firm ID: 185)
(a)(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or the notes hereto.
(a)(3)	Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Village Super Market, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on October 12, 2017)
3.2	By-Laws of Village Super Market, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2018)
4.1	Credit Agreement, dated May 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2020)
4.2	First Amendment to Credit Agreement, dated September 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2020)
4.3	Amended and Restated Credit Agreement, dated January 28, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 10, 2022)
4.4
First Amendment to Amended and Restated Credit Agreement, dated September 1, 2022 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)

4.5
Second Amendment to Amended and Restated Credit Agreement, dated January 27, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 8, 2023)

4.6
Third Amendment to Amended and Restated Credit Agreement, dated April 21, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 4, 2025)

4.7
Joinder to Amended and Restated Revolving Credit Note, dated January 28, 2022 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 10, 2022)

4.8	Term Note, dated May 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2020)
4.9	Joinder to Term Note, dated January 28, 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2022)
4.10	Converted Term Note, dated September 1, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2020)
4.11	Joinder to Converted Term Note, dated January 28, 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 10, 2022)
4.12	Term Loan Note, dated January 28, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 10, 2022)
4.13	Term Loan Note, dated September 1, 2022 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
4.14	Term Loan Note, dated January 27, 2023 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 8, 2023)
4.15*	Description of Securities
10.1	Wakefern By-Laws (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on October 10, 2024)

Exhibit Number	Description
10.2
Stockholders Agreement, dated February 20, 1992, between the Company and Wakefern Food Corp. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on October 12, 2017)

10.3†	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on October 8, 2014)
10.4†	2016 Stock Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on October 31, 2016)
10.5	60-Month Adjustable Rate Promissory Note, dated August 15, 2022 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.6	60-Month Adjustable Rate Promissory Note, dated August 15, 2022 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.7	60-Month Adjustable Rate Promissory Note, dated August 15, 2022 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.8	60-Month Adjustable Rate Promissory Note, dated September 28, 2022 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.9	60-Month Adjustable Rate Promissory Note, dated September 28, 2022 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.10	60-Month Adjustable Rate Promissory Note, dated September 28, 2022 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.11	60-Month Adjustable Rate Promissory Note, dated September 28, 2022 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.12	60-Month Adjustable Rate Promissory Note, dated September 28, 2022 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.13	60-Month Adjustable Rate Promissory Note, dated September 28, 2022 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on October 13, 2022)
10.14	60-Month Adjustable Rate Promissory Note, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 6, 2024)
10.15	60-Month Adjustable Rate Promissory Note, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 6, 2024)
10.16	60-Month Adjustable Rate Promissory Note, dated February 15, 2024 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 6, 2024)
10.17	60-Month Adjustable Rate Promissory Note, dated February 15, 2024 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 6, 2024)
10.18	60-Month Adjustable Rate Promissory Note, dated February 15, 2024 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 6, 2024)
10.19	60-Month Adjustable Rate Promissory Note, dated February 15, 2024 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on March 6, 2024)
10.20
Loan Agreement, dated December 19, 2025, by and between Village Super Market of Brick Church LLC and NJCC CDE 49 LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2025)

10.21
Promissory Note, dated December 19, 2025, by and between VSM New Markets II LLC and John J. Sumas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2025)

14*	Village Super Market, Inc. Code of Ethics
19.1*	Village Super Market, Inc. Insider Trading Policy
21*	Subsidiaries of Registrant
23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97	Village Super Market, Inc. Policy on Incentive-Based Compensation Recovery (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed with the SEC on November 7, 2025)
99.1*	Earnings Release
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
The information in Exhibits 32.1 and 32.2 is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Village Super Market, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Filed herewith
†	Management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VILLAGE SUPER MARKET, INC.

By:	/s/ John J. Sumas	/s/ John Van Orden
	John J. Sumas	John Van Orden
	Chief Executive Officer	Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

Date: October 8, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated:

/s/ John J. Sumas	/s/ Steven Crystal
John J. Sumas, Director	Steven Crystal, Director
October 8, 2026	October 8, 2026

/s/ Nicholas J. Sumas II	/s/ Stephen F. Rooney
Nicholas J. Sumas II, Director	Stephen F. Rooney, Director
October 8, 2026	October 8, 2026

/s/ Robert Sumas	/s/ Perry J. Blatt
Robert Sumas, Director	Perry J. Blatt, Director
October 8, 2026	October 8, 2026

/s/ John P. Sumas	/s/ Prasad Pola
John P. Sumas, Director	Prasad Pola, Director
October 8, 2026	October 8, 2026

/s/ Kevin Begley	/s/ John Van Orden
Kevin Begley, Director	John Van Orden, Chief Financial Officer
October 8, 2026	October 8, 2026

/s/ Luigi Perri
Luigi Perri, Vice President of Finance (Principal Accounting Officer)
October 8, 2026